Form 10-Q
period 2013-03-31
Priced In Corp.
filed 2013-05-15
CIK 1561880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 333-184897

PRICED IN CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6110 Coxswain Crescent Toronto, ON, Canada	L5V-2Z8
(Address of principal executive offices)	(Zip Code)

(418) 263-8112
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 15, 2013
Common stock, $.001 par value	5,000,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Priced In Corp
(A Development Stage Company)
March 31, 2013
(Unaudited)

Index

Balance Sheets	F–1

Statement of Expenses	F–2

Statement of Cash Flows	F–3

Notes to the Financial Statements	F–4

Priced In Corp
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS	March 31, 2013	September 30, 2012

Current Assets

Cash	$32,473	$41,078

Total Current Assets	$32,473	$41,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$8,500	$1,500
Due to related parties	6	6

Total Current Liabilities	8,506	1,506

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001 5,000,000 share issued and outstanding	5,000	5,000

Additional paid-in capital	45,000	45,000

Deficit accumulated during the development stage	(26,033)	(10,428)

Total Stockholders’ Equity	23,967	39,572

Total Liabilities and Stockholders’ Equity	$32,473	$41,078

The accompanying notes are an integral part of these unaudited financial statements

Priced In Corp
(A Development Stage Company)
Statement of Expenses
(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Period from November 23, 2010 (Date of Inception) to March 31, 2013

Expenses

General and administrative	$13,233	$47	$15,605	$94	$26,033
					,
Total Operating Expenses	13,233	47	15,605	94	26,033

Net Loss	$(13,233)	$(47)	$(15,605)	$(94)	$(26,033)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	5,000,000	4,322,404	5,000,000	3,120,219

The accompanying notes are an integral part of these unaudited financial statements

Priced In Corp
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Period from November 23, 2010 (Date of Inception) to March 31, 2013

Operating Activities

Net loss for the period	$(15,605)	$(94)	$(26,033)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,000	-	8,500

Net cash used in operating activities	(8,605)	(94)	(17,533)

Financing Activities

Proceeds from issuance of common stock	-	50,000	50,000
Advances from related parties	-	-	790
Payments on advances to related parties	-	(510)	(784)

Net Cash Provided by Financing Activities	-	49,490	50,006

Net Increase in Cash	(8,605)	49,396	32,473

Cash, Beginning of Period	41,078	-	–

Cash, End of Period	32,473	49,396	32,473

Supplemental Disclosures

Interest paid	$-	$-	$–
Income taxes paid	-	-	–

The accompanying notes are an integral part of these unaudited financial statements

Priced In Corp-
A Development Stage Company
Notes to the Financial Statements

1.     Nature of Business and Basis of Presentation

Priced In Corp. (the “Company”) was incorporated in the state of Nevada on November 23, 2010.  The Company has been in the development stage since its formation and has not commenced business operations.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S/1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S/1, have been omitted

2.     Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended March 31, 2013, the Company has an accumulated deficit of $26,033. The Company is in the business of developing a website that will aggregates group buying offers from Groupon, Social Living and other sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     Related Party Transactions

a)	As at March 31, 2013, the Company was indebted to the former President of the Company in the amount of $6, which is non-interest bearing, unsecured, and due on demand.

4.     Common Stock

a)	On November 24, 2011, the Company issued 4,000,000 common shares at $0.01 per share for proceeds of $40,000.

b)	On February 1, 2012, the Company issued 1,000,000 common shares at $0.01 per share for proceeds of $10,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in the prospectus filed with the Securities and Exchange Commission on April 9, 2013. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

Priced In Corp. (“we,” “us,” “our” or the “Company”) was incorporated in the state of Nevada on November 23, 2010.  We have been in the development stage since our formation and have not commenced business operations.

We plan to operate a website that aggregates group buying deals and allows users to view and link to available group buying deals in their area.  We own the URL pricedin.com, which is not yet operational. Visitors to the website we plan to develop will be able to view group buying deals sorted by a number of categories including: city, deal category, deal name and price. We plan to generate revenue by referral commissions earned when users of our website link to the providers of the group buying deals and ultimately purchase a deal.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We also qualify as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Moreover, as a smaller reporting company and so long as we remain a smaller reporting company, we benefit from similar exemptions and exclusions as an emerging growth company. In the event that we cease to be an emerging growth company as a result of a lapse of the five year period, but continue to be a smaller reporting company, we would continue to be subject to similar exemptions available to emerging growth company until such time as we were no longer a smaller reporting company.

Plan of Operation

Over the 12 month period from the completion of our offering, if we have raised enough funds, we intend to design, launch and market our website. Management believes that selling 25% of the proposed offering should constitute sufficient funds to set this aspect of the business plan in motion. We intend to use all the proceeds from the offering over the 12 month period after completion thereof. The following table sets forth the uses of proceeds assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company, after deducting the expenses of the preparation of this prospectus and the filing of this registration statement, estimated at approximately $29,000 being paid for by the Company.

Offered Shares Sold	Offering Proceeds	Principle Use of Proceeds
5,000,000 Shares (25%)	$50,000	Legal, Accounting, transfer agent Employees and Operating Expenses Servers and Website Hosting Website Development and Testing Marketing Administrative Expenses	$ $ $ $ $ $	5,000 0 500 10,000 4,500 1,000

10,000,000 Shares (50%)	$100,000	Legal, Accounting, transfer agent Employees and Operating Expenses Servers and Website Hosting Website Development and Testing Marketing Administrative Expenses	$ $ $ $ $ $	5,000 2,000 3,000 26,000 32,000 3,000

15,000,000 Shares (75%)	$150,000	Legal, Accounting, transfer agent Employees and Operating Expenses Servers and Website Hosting Website Development and Testing Marketing Administrative Expenses	$ $ $ $ $ $	5,000 12,000 4,000 40,000 56,000 4,000

20,000,000 Shares (maximum)	$200,000	Legal, Accounting, transfer agent Employees and Operating Expenses Servers and Website Hosting Website Development and Testing Marketing Administrative Expenses	$ $ $ $ $ $	5,000 22,000 5,000 55,000 79,000 5,000

Within 90 days of the completion of our offering, the Company intends to begin its hiring of website developers. We then plan to develop a specification list for features of the website.

We intend to solicit bids through various Internet websites for the development of the website and back end software.  We intend to review the various bids we expect to receive and select a developer within 90 days of completing this offering.

We do not know whether the software developer we ultimately select will also offer front end graphic design services for the web interface or if we will choose to use the same firm to develop both aspects of the software. These aspects require different types of expertise.  We may need to hire a separate web development and graphics design firm to complete the look and feel of the web interface.  During the course of the software’s development we will strive to optimize the site for registration in the search engines.

Based on our initial research, we believe development of the website and software to take between 4 – 6 months. During the development of the software, we will plan our marketing strategy.  If we sell 50% of the proposed offering, we will likely hire a part-time software development manager to maintain and develop our website.  If we sell 75% of the proposed offering, we will likely hire a part-time website manager and a part-time strategic relations manager to manage relations with various group buy websites with whom our back end will interface as well as any advertising relationships we develop.  If we sell the entire proposed offering, we will likely hire a full-time website development manager and a full-time strategic relations manager.

We plan to spend the remainder of the 12 months after this offering focused on marketing our website. We will register our website in a large number of search engines, using various SEO techniques, and also purchase AdWords on Google.

If we are unable to complete any phase of our website development or marketing efforts because we do not have enough resources, we believe that we will have to cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our software development plan would be difficult. As such, if we cannot secure additional proceeds we may have to cease marketing our website which may negatively affect investors’ investment.

Results of Operations

We did not have any revenues from November 23, 2010 (inception) through March 31, 2013.  Our expenses from November 23, 2010 (inception) through March 31, 2013 were $26,033.

Capital Resources and Liquidity

As of March 31, 2013 we had $32,473 in cash.

Management may decide, based on market conditions, to seek future private placements if management believes such private placements are in the best interests of the Company. We believe we will be able to generate referral revenue within one hundred and twenty (120) days of the launch of our website.

We estimate that we will be able to use the currently available capital resource to develop a first version of our planned website and fund our planned operations, including public company reporting costs, for the next twelve months, after which if we do not generate sufficient revenue to support our planned operations, we will need to obtain additional financing. We are not certain that we will be able to obtain additional financing on favorable terms, if at all. If we need additional capital and cannot raise it on acceptable terms, we will have to cease our operations.

We are highly dependent upon the success of the public offering described herein.

We do not anticipate researching any further products or services nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees other than those noted above.

Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of its strategy to increase revenues, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and being generating revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) *
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.
†
Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Priced In Corp.

Date: May 15, 2013	By:	/s/ Ken-Muen Le
Ken-Muen Le Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)