Form 10-Q
period 2013-06-30
Priced In Corp.
filed 2013-08-15
CIK 1561880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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
Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 12, 2013
Common stock, $.001 par value	5,000,000

PRICED IN, CORP.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Priced In Corp
(An Exploration Stage Company)
June 30, 2013
(Unaudited)

Index

Balance Sheets	F–1

Statement of Expenses	F–2

Statement of Cash Flows	F–3

Notes to the Financial Statements	F–4

Priced In Corp
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

ASSETS	June 30, 2013	September 30, 2012

Current Assets

Cash	$22,346	$41,078

Total Current Assets	$22,346	$41,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$10,000	$1,500
Due to related parties	6	6

Total Current Liabilities	10,006	1,506

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001 5,000,000 share issued and outstanding, respectively	5,000	5,000

Additional paid-in capital	45,000	45,000

Deficit accumulated during the exploration stage	(37,660)	(10,428)

Total Stockholders’ Equity	12,340	39,572

Total Liabilities and Stockholders’ Equity	$22,346	$41,078

Priced In Corp
(An Exploration Stage Company)
Statement of Expenses
(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Period from November 23, 2010 (Date of Inception) to June 30, 2013

Expenses

General and administrative	$11,627	$4,496	$27,232	$4,590	$37,660
					,
Total Operating Expenses	11,627	4,496	27,232	4,590	37,660

Net Loss	$(11,627)	$(4,496)	$(27,232)	$(4,590)	$(37,660)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	5,000,000	1,608,696	5,000,000	1,608,696

Priced In Corp
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Period from November 23, 2010 (Date of Inception) to June 30, 2013

Operating Activities

Net loss for the period	$(27,232)	$(4,590)	$(37,660)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,500	1500	10,000

Net cash used in operating activities	(18,732)	(3,090)	(27,660)

Financing Activities

Proceeds from issuance of common stock	-	50,000	50,000
Due to related parties	-	(236)	6

Net Cash Provided by Financing Activities	-	49,764	50,006

Net Increase (Decrease) in Cash	(18,732)	46,674	22,346

Cash, Beginning of Period	41,078	-	–

Cash, End of Period	22,346	46,674	22,346

Supplemental Disclosures

Interest paid	$-	$-	$–
Income taxes paid	-	-	–

Priced In Corp
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

1.    Nature of Business and Basis of Presentation

Priced In Corp. (the “Company”) was incorporated in the state of Nevada on November 23, 2010.  The Company has been in the exploration stage since its formation and has not commenced business operations.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended June 30, 2013, the Company has an accumulated deficit of $37,660. The Company is in the business of developing a website that will aggregates group buying offers from Groupon, Social Living and other sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.    Related Party Transactions

a)	As at June 30, 2013, the Company was indebted to the former President of the Company in the amount of $6, which is non-interest bearing, unsecured, and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

Priced In Corp. (“we,” “us,” “our” or the “Company”) was incorporated in the state of Nevada on November 23, 2010.  We have been in the development stage since our formation and have not commenced business operations.

We plan to operate a website that aggregates group buying deals and allows users to view and link to available group buying deals in their area.  We own the domain name pricedin.com, however the website at this address is not yet operational. We intend to develop a website that allows visitors to view group buying deals sorted by a number of categories including: city, deal category, deal name and price. We plan to generate revenue from referral commissions when users of our website purchase a deal linked to our website.

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

Plan of Operation

Over the 12 month period from the completion of our offering covered the registration statement on Form S-1 (File No. 333-184897) that was declared effective on April 5, 5013, if we have raised enough funds, we intend to design, launch and market our website. As of this report, we have not yet raised any fund from this offering. Management believes that selling 25% of the proposed offering should constitute sufficient funds to set this aspect of the business plan in motion. We intend to use all the proceeds from the offering over the 12 month period after completion thereof. The following table sets forth the uses of proceeds assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company, after deducting the expenses of the preparation of the prospectus and the filing of the registration statement, estimated at approximately $29,000 being paid for by the Company.

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

We intend to solicit bids through various providers for the development of the website and back end software.  We intend to review the various bids that we receive and select a developer within 90 days of completing this offering.

We do not know whether the software developer that we select will also offer front end graphic design services for the web interface or if we will choose to use the same firm to develop both aspects of the software because these aspects require different types of expertise.  We may need to hire a separate web development and graphics design firm to complete the look and feel of the web interface.  During the course of the software’s development we will strive to optimize the site for registration in the search engines.

Based on our initial research, we believe that it will take between four and six months to develop the website. During the development of the software, we will plan our marketing strategy.  If we sell 50% of the proposed offering, we will likely hire a part-time software development manager to maintain and develop our website.  If we sell 75% of the proposed offering, we will likely hire a part-time website manager and a part-time strategic relations manager to manage relations with various group buy websites with whom our back end will interface as well as any advertising relationships we develop.  If we sell the entire proposed offering, we will likely hire a full-time website development manager and a full-time strategic relations manager.

We plan to spend the remainder of the 12 months after this offering focusing on marketing our website. We plan to register our website in a large number of search engines, using various SEO techniques, and also purchase AdWords on Google.

If we are unable to complete any phase of our website development or marketing efforts because we do not have enough resources, we will have to cease our development and marketing operations until we raise money. We expect to be difficult to raise capital after failing in any phase of our software development plan. As such, if we cannot secure sufficient proceeds we may have to cease marketing our website which may negatively affect investors’ investment.

Results of Operations

We did not have any revenues from November 23, 2010 (inception) through June 30, 2013.  We anticipate that we may incur operating losses in the foreseeable future. Our expenses from November 23, 2010 (inception) through June 30, 2013 were $37,660, solely consisting of general and administrative expenses.

Capital Resources and Liquidity

As of June 30, 2013 we had $22,346 in cash.

We estimate that we will be able to use the currently available capital resources to develop a first version of our planned website and fund our planned operations, including public company reporting costs, for the next twelve months. We believe we will be able to generate referral revenue within 120 days of the launch of our website. If we exhausted our currently available capital resources and do not generate sufficient revenue to support our planned operations after the , we will need to obtain additional financing. We are not certain that we will be able to obtain additional financing on favorable terms, if at all. If we need additional capital and cannot raise it on acceptable terms, we will have to cease our operations.

We do not anticipate researching any further products or services nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees other than those noted above in the section titled Plan of Operation.

During the period ended June 30, 2013, the Company has an accumulated deficit of $37,660. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.
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

Priced In Corp.

Date: August 14, 2013	By:	/s/ Ken-Muen Le
Ken-Muen Le President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)