Form 10-K
period 2013-09-30
Priced In Corp.
filed 2013-12-31
CIK 1561880

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 333-184897

PRICED IN CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of
incorporation or organization)

39-2079974
(IRS Employer Identification No.)

6110 Coxswain Crescent
Toronto, ON, Canada, L5V-2Z8
(Address of principal executive offices)(Zip Code)

(418) 263-8112
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None
Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of December 27, 2013, the registrant had 7,750,000 shares issued and outstanding.

Documents Incorporated by Reference:

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company” or “Priced In” are to the combined business of Priced In Corp. and its consolidated subsidiaries.

 In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I

ITEM 1.         BUSINESS

Business Development

Priced In Corp. was incorporated in the state of Nevada on November 23, 2010.  We have been in the development stage since our formation and have not commenced business operations. Our principal business address is 6110 Coxswain Crescent, Toronto, ON Canada L5V-2Z8. Our telephone number is (418) 263-8112.  Our United States and registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722, telephone number (702) 866-2500. We have a September 30 fiscal year end.

Our business involves aggregating group buy offers onto our website so that users can search one website for multiple group buying deals in their city and/or receive email notifications for the type of deals in which they are interested. The sale of varying levels of the shares offered will affect the operations and activities contemplated below. After the completion of the offering, management will determine how to best allocate the proceeds received.  However, the Company will not keep the proceeds of the offering in a separate account and may use the proceeds before the completion of the offering if management believes it is in the best interest of the Company.

We are a development-stage Company that plans to operate a website that aggregates and consolidates group buying deals and allows users to view and link to available group buying deals in their area from various group buying companies including Groupon and LivingSocial.  We own the URL pricedin.com, which is not yet operational.  In order for us to become operational, we will need to hire a web developer to build the website.  We have not yet entered into discussion with any web developers for our proposed website.

Whether we are able to pay for the development of our website is contingent upon the success of this offering.  We do not know how long it will take for the website to be operational, but we believe it will be at least a few months after we have secured the necessary funds and have hired a competent web developer.

Under our current plan, if and when our website is operational, visitors to our website will be able to view and search for deals in which they are interested instead of visiting multiple group buying websites. When a website visitor finds a deal they would like to purchase, they will be redirected to the group buying website where the deal is offered and they can subsequently purchase the deal.  Once our website has been developed and is operational, it will managed by our President, Ken-Muen Le and our Vice President, Sean Maguire, though they will probably need to hire third party service providers for technical assistance.

Our proposed website will be able to retrieve deal information from several group buying websites and stores this information so that a user can go to our website to view multiple deals in their city.  This process is known as “spidering.” These deals can be searched and filtered by various criteria including city, deal name, category and price. Once search criteria are selected, a visitor can also decide to receive future notifications by email when new deals that meet the specified criteria are offered.

We plan to generate revenue through affiliate agreements with group buying websites and advertising placement on our website.  Many group buying websites offer referral commissions whereby if another website sends a user to the site and that user subsequently makes a purchase, a commission is paid to the referring website.

In the future, we may also generate advertising revenue through Google’s AdSense program. Google AdSense is an ad serving application run by Google Inc.  Website owners can enroll in this program to enable text, image, and video advertisements on their websites. These advertisements are administered, sorted, and maintained by Google, and can generate revenue on either a per-click or per-impression basis.  As usage of our website increases, we may seek targeted advertisements from other sources like online or traditional advertising agencies.  Google AdSense advertising may be placed on the website when management decides that our website generates enough traffic to make the revenue those ads could generate worth the effort of managing them.

The Company competes with other similar websites on the Internet today, but aims to be more comprehensive by listing more group buying offers.  Management believes that many group buying aggregators only offer a limited selection of the most popular group buying website deals.  We believe that by offering more group deals than our competition and by integrating support for those companies to interface with the back end of our website to update their offerings in real time, our website will be a more attractive option for users.

In order to accomplish this, we intend to develop a sophisticated back end to our website that will allow it to support a large number of offers from many group buying websites.  One of the key features we intend to develop is an application programming interface, commonly known as an API, which will allow companies that offer group buy deals to interface with our website in an automated fashion.  This will allow their websites to connect with ours and update key information about the deals they offer automatically and in real time.  End users of our website will then be able to see all the relevant information about the deal, including but not limited to: the location and type of deal, the price, the amount of time or units remaining, the provider offering the deal and any terms or limitations on the use of the product or service offered for sale.

Management believes that the ongoing development of our website will primarily be determined by the success of this offering, but also potentially through future financing opportunities.  Management expects to have to invest in ongoing development, maintenance and expansion of the Company’s website in order to remain competitive.

Priced In has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

The founder and original president, chief executive officer, chief financial officer, secretary, treasurer, and director of the Company was Georges Roy, who resigned from the Company on September 20, 2012, and was replaced in these roles by Ken-Muen Le, who had been appointed a director of the Company on September 19, 2012.

Market Opportunity

As the Internet continues to grow, management believes that there will be a significant number and variety of group buying deals available.  Group buying websites have become popular in recent years and there is intense competition in the space and a large number of websites offering deals.  We believe that this increased competition among group buying website will make the aggregation and sorting of these deals an important service to both consumers and the purveyors of group deals.

Marketing

We believe that our ability to convert visitors to our website into purchasers of various group buying deals, thus earning us commissions, will be due in large part to our ability to direct traffic to our website.  A key aspect of generating traffic is a website’s ranking in the major search engines, particularly Google.  We intend to direct a significant portion of our marketing efforts on getting our website ranked as highly as possible in the major search engines.  This may include various search engine optimization (SEO) techniques such as the use of meta tags throughout our website, internal linking to optimize the ability of search engines to “spider” our website and soliciting and/or purchasing back links, whereby other websites link to ours.

In addition to SEO strategies, we may purchase Google AdWords advertisements.  AdWords offers pay-per-click (PPC) advertising, cost-per-thousand (CPM) advertising, and site-targeted advertising for text, banner, and rich-media ads. The AdWords program includes local, national, and international distribution. Advertisers select the words that should trigger their ads and the maximum amount they will pay per click or per thousand exposures.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in the United States and other jurisdictions. In that regard, any summaries or reviews we write ourselves will be available for copyright protection.  In addition, if we develop a logo, we may seek trademark protection for it.

We intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product technology, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees and Employment Agreements

As of the date of this prospectus, the Company’s employees include its President, Ken-Muen Le.  Mr. Le is employed elsewhere and has the flexibility to work on Priced In up to 20 hours per week. He is prepared to devote more time to our operations as may be required and as our finances permit. He is not being paid at present by Priced In.

Currently, we have not entered into an employment agreement with our President, Ken-Muen Le. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time. Depending on the success of this offering we plan to retain website and software development staff initially on a contract basis.  Our two officers and directors will be responsible for the initial management, sales and client relations functions. Once the Company launches its website, it may hire a full time website manager who would be responsible for both the website and the back end software. If we elect not to hire a full time software website manager we will retain a development firm that will also be able to provide ongoing development and management services.

The founder and original president, chief executive officer, chief financial officer, secretary, treasurer, and director of the Company was Georges Roy, who resigned from the Company on September 20, 2012, and was replaced in these roles by Ken-Muen Le, who had been appointed a director of the Company on September 19, 2012. Though Mr. Le has no experience with running a public company, the Company has retained competent counsel to assist in ensuring that it meets its reporting obligations.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

ITEM 1A.      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Our principal executive office is located at 6110 Coxswain Crescent, Toronto, ON Canada L5V-2Z8, and our telephone number is (418) 263-8112.  We do not have a lease agreement for this property. This property is leased by our Chief Executive Officer, Ken-Muen Le, and he allows us to use the space at no cost to run the business.

ITEM 3.         LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is presently no public market for our shares of common stock. We anticipate applying for quoting of our common stock on the OTCBB upon the effectiveness of the registration statement of which this prospectus forms apart. However, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

General

Our authorized capital stock consists of 75,000,000 shares of common stock, with a par value of $0.001 per share.  As of December 26, 2013, there were 7,750,000 shares of our common stock issued and outstanding.

Holders

As of the December 26, 2013, we had 32 stockholders of our common stock.

Voting Rights

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the stockholders including the election of directors. Except as otherwise required by law the holders of our common stock possess all voting power. According to our bylaws, in general, each director is to be elected by a majority of the votes cast with respect to the directors at any meeting of our stockholders for the election of directors at which a quorum is present. According to our bylaws, in general, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on any matter (which shares voting affirmatively also constitute at least a majority of the required quorum), except for the election of directors, is to be the act of our stockholders. Our bylaws provide that stockholders holding at least 10% of the shares entitled to vote, represented in person or by proxy, constitute a quorum at the meeting of our stockholders. Our bylaws also provide that any action which may be taken at any annual or special meeting of our stockholders may be taken without a meeting if authorized by the written consent of the stockholders holding at least a majority of the voting power.

Our articles of incorporation and bylaws do not provide for cumulative voting in the election of directors. Because the holders of our common stock do not have cumulative voting rights and directors are generally to be elected by a majority of the votes casts with respect to the directors at any meeting of our stockholders for the election of directors, holders of more than fifty percent, and in some cases less than 50%, of the issued and outstanding shares of our common stock can elect all of our directors.

Dividends

The holders of our common stock are entitled to receive the dividends as may be declared by our board of directors out of funds legally available for dividends. Our board of directors is not obligated to declare a dividend. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, its capital requirements, general business conditions and other pertinent factors. We do not anticipate that dividends will be paid in the foreseeable future.

As of the date of this prospectus, we have not paid any dividends to shareholders. The declaration of any future dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Miscellaneous Rights and Provisions

In the event of our liquidation or dissolution, whether voluntary or involuntary, each share of our common stock is entitled to share ratably in any assets available for distribution to holders of our common stock after satisfaction of all liabilities.

Our common stock is not convertible or redeemable and has no pre-emptive, subscription or conversion rights. There are no conversions, redemption, sinking fund or similar provisions regarding our common stock. Our common stock, after the fixed consideration thereof has been paid or performed, are not subject to assessment, and the holders of our common stock are not individually liable for the debts and liabilities of our company.

Our bylaws provide that our board of directors may amend our bylaws by a majority vote of our board of directors including any bylaws adopted by our stockholders, but our stockholders may from time to time specify particular provisions of these bylaws, which must not be amended by our board of directors. Our current bylaws were adopted by our board of directors. Therefore, our board of directors can amend our bylaws to make changes to the provisions relating to the quorum requirement and votes requirements to the extent permitted by the Nevada Revised Statutes.

Anti-Takeover Provisions

Some features of the Nevada Revised Statutes, which are further described below, may have the effect of deterring third parties from making takeover bids for control of our company or may be used to hinder or delay a takeover bid. This would decrease the chance that our stockholders would realize a premium over market price for their shares of common stock as a result of a takeover bid. Our articles of incorporation and bylaws exempt our common stock from these provisions.

Acquisition of Controlling Interest

The Nevada Revised Statutes contain provisions governing acquisition of controlling interest of a Nevada corporation. These provisions provide generally that any person or entity that acquires certain percentage of the outstanding voting shares of a Nevada corporation may be denied voting rights with respect to the acquired shares, unless the holders of a majority of the voting power of the corporation, excluding shares as to which any of such acquiring person or entity, an officer or a director of the corporation, and an employee of the corporation exercises voting rights, elect to restore such voting rights in whole or in part. These provisions apply whenever a person or entity acquires shares that, but for the operation of these provisions, would bring voting power of such person or entity in the election of directors within any of the following three ranges:

•	20% or more but less than 33 1/3%;

•	33 1/3% or more but less than or equal to 50%; or

•	more than 50%.

The stockholders or board of directors of a corporation may elect to exempt the stock of the corporation from these provisions through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our articles of incorporation and bylaws exempt our common stock from these provisions.

Articles of Incorporation and Bylaws

There are no provisions in our articles of incorporation or our bylaws that would delay, defer or prevent a change in control of our company and that would operate only with respect to an extraordinary corporate transaction involving our company or any of our subsidiaries, such as merger, reorganization, tender offer, sale or transfer of substantially all of its assets, or liquidation.

Stock Transfer Agent

Our transfer agent is VStock Transfer, 77 Spruce Street, Suite 201 Cedarhurst, NY 11598 and its phone number is (212) 828-8436.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended September 30, 2013, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

ITEM 6.         SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.  The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Plan of Operation

Over the 12 month period from the completion of our offering covered the registration statement on Form S-1 (File No. 333-184897) that was declared effective on April 5, 5013, if we have raised enough funds, we intend to design, launch and market our website. As of this report, the offering has been closed and we have raised $32,500 through the sale of an aggregate of 3,250,000 shares of our common stock.

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

Results of Operations

We did not have any revenues for the years ended September 30, 2013 and 2012 or from November 23, 2010 (inception) through September 30, 2013.  We anticipate that we may incur operating losses in the foreseeable future.

Our operating expenses from November 23, 2010 (inception) through September 30, 2013 were $43,446, solely consisting of general and administrative expenses. For the years ended September 30, 2013 and 2012 our operating expenses were $33,018 and $9,912, respectively.

Capital Resources and Liquidity

As of September 30, 2013 we had $14,060 in cash.

We estimate that we will be able to use the currently available capital resources to develop a first version of our planned website and fund our planned operations, including public company reporting costs, for the next twelve months. We believe we will be able to generate referral revenue within 120 days of the launch of our website. If we exhausted our currently available capital resources and do not generate sufficient revenue to support our planned operations, we will need to obtain additional financing. We are not certain that we will be able to obtain additional financing on favorable terms, if at all. If we need additional capital and cannot raise it on acceptable terms, we will have to cease our operations.

We do not anticipate researching any further products or services nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees other than those noted above in the section titled Plan of Operation.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended September 30, 2013, the Company has an accumulated deficit of $43,446. The Company is in the business of developing a website that will aggregates group buying offers from Groupon, Social Living and other sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.         FINANCIAL STATEMENTS

Priced In Corp
(An Development Stage Company)
September 30, 2013

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statement of Expenses	F–3

Statement of Stockholders’ Equity	F–4

Statement of Cash Flows	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Priced In Corp
(A Development Stage Company)
Canada L5V-2Z8

We have audited the accompanying balance sheets of Priced In Corp (a Development Stage Company) (the “Company”) as of September 30, 2013 and September 30, 2012 and the related statements of expenses, stockholders’ equity (deficit), and cash flows for the years then ended September 30, 2013, September 30, 2012 and the period from November 23, 2010 (inception) to September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and September 30, 2012 and the related results of its operations and its cash flows for the years then ended September 30, 2013, September 30, 2012 and the period from November 23, 2010 (inception) to September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
December 30, 2013

Priced In Corp
(An Development Stage Company)
Balance Sheets

	September 30, 2013	September 30, 2012
ASSETS
Current Assets

Cash	$14,060	$41,078

Total Current Assets	$14,060	$41,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$7,500	$1,500
Due to related parties	6	6

Total Current Liabilities	7,506	1,506

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001 5,000,000 share issued and outstanding	5,000	5,000

Additional paid-in capital	45,000	45,000

Deficit accumulated during the development stage	(43,446)	(10,428)

Total Stockholders’ Equity	6,554	39,572

Total Liabilities and Stockholders’ Equity	$14,060	$41,078

The accompanying notes are an integral part of these financial statements

Priced In Corp
(An Development Stage Company)
Statement of Expenses

	Year Ended September 30, 2013	Year Ended September 30, 2012	Period from November 23, 2010 (Date of Inception) to September 30, 2013

Expenses

General and administrative	$33,018	$9,912	$43,446

Total Operating Expenses	33,018	9,912	43,446

Net Loss	$(33,018)	$(9,912)	$(43,446)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)	n/a

Weighted Average Shares Outstanding	5,000,000	4,060,109	n/a

The accompanying notes are an integral part of these financial statements

Priced In Corp
(An Development Stage Company)
Statement of Stockholders’ Equity
For the period from November 23, 2010 (Date of Inception) to September 30, 2013

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, November 23, 2010 (Date of Inception)	–	$-	$–	$–	$–

Net loss for the period	–	–	–	(516)	(516)

Balance – September 30, 2011	–	$–	$–	$(516)	$(516)

Common stock issued for cash	5,000,000	5,000	45,000	–	50,000

Net loss for the period	–	–	–	(9,912)	(9,912)

Balance – September 30, 2012	5,000,000	$5,000	$45,000	$(10,428)	$39,572

Net loss for the period	–	–	–	(33,018)	(33,018)

Balance – September 30, 2013	5,000,000	$5,000	$45,000	$(43,446)	$6,554

The accompanying notes are an integral part of these financial statements

Priced In Corp
(An Development Stage Company)
Statement of Cash Flows

	Year Ended September 30, 2013	Year Ended September 30, 2012	Period from November 23, 2010 (Date of Inception) to September 30, 2013

Operating Activities

Net loss for the period	$(33,018)	$(9,912)	$(43,446)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,000	1500	7,500

Net cash used in operating activities	(27,018)	(8,412)	(35,946)

Financing Activities

Proceeds from issuance of common stock	-	50,000	50,000
Due to related parties	-	(510)	6

Net Cash Provided by Financing Activities	-	49,490	50,006

Net Increase in Cash	(27,018)	41,078	14,060

Cash, Beginning of Period	41,078	-	–

Cash, End of Period	$14,060	$41,078	$14,060

Supplemental Disclosures

Interest paid	$-	$-	$–
Income taxes paid	-	-	–

The accompanying notes are an integral part of these financial statements

Priced In Corp
(An Development Stage Company)
Notes to the Financial Statements

1.	Nature of Business and Going Concern

Priced In Corp. (the “Company”) was incorporated in the state of Nevada on November 23, 2010.  The Company has been in the development stage since its formation and has not commenced business operations. The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended September 30, 2013, the Company has an accumulated deficit of $43,446. The Company is in the business of developing a website that will aggregates group buying offers from Groupon, Social Living and other sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is September 30.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Financial Instruments

The fair values of financial instruments which include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.  Management has determined that the Company is not exposed to significant credit risk.

Priced In Corp
(An Exploration Stage Company)
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies (continued)

e)	Loss per Share

The Company computes net loss per share in accordance with ASC 740 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

f)	Income Taxes

The Company accounts for income taxes using the asset and liability approach.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized

g)	Recent Accounting Pronouncements

The Company adopted new accounting guidance on business combinations.  This new accounting guidance broadens the scope of business combinations, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations.  It also expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of this guidance did not have a material impact on the Company’s financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial statements.

3.	Related Party Transactions

a)	As at September 30, 2013, the Company was indebted to the former President of the Company in the amount of $6, which is non-interest bearing, unsecured, and due on demand.

4.	Common Stock

a)	On November 24, 2011, the Company issued 4,000,000 common shares at $0.01 per share for proceeds of $40,000.

b)	On February 1, 2012, the Company issued 1,000,000 common shares at $0.01 per share for proceeds of $10,000.

Priced In Corp
(An Exploration Stage Company)
Notes to the Financial Statements

5.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $43,446 which will start to expire in 2032. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

At September 30, 2013 and 2012, deferred tax assets consisted of the following

	2013 $	2012 $

Deferred tax assets	14,772	3,546
Less: valuation allowance	(14,772)	(3,546)

Provision for income taxes	–	-

6.	Subsequent Events

On November 22, 2013, Sean Maguire resigned as a director. On February 1, 2012, the Company issued 1,000,000 common shares to this director at $0.01 per share for proceeds of $10,000. On November 22, 2013 the shares were returned to the Company and the proceeds were refunded to the director.

On November 22, 2013, the company appointed Natalia Kozioura as a new director. On November 22, 2013, the Company issued 500,000 shares to this director at $0.01 per share for proceeds of $5,000.

Subsequent to September 30, 2013 through the date of this filing, the Company issued 3,250,000 common shares to 32 subscribers at $0.01 per share for total proceeds of $32,500.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

•	Lack of proper segregation of duties due to limited personnel

•	Lack of a formal review process that includes multiple levels of review

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of September 30, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of September 30, 2013, was not effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

o	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

o
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

o	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once revenue has been realized.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors  as of December 26, 2013 are as follows:

NAME	AGE	POSITION

Ken-Muen Le (1)	39	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Natalia Kozioura (2)	55	Director

(1)	Ken-Muen Le has been an officer and director of the Company since September 19, 2012
(2)	Natalia Kozioura has been a director of the Company since November 22, 2013

Ken-Muen Le, 39, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Mr. Le completed the Mechanical Industrial Drafting Co-op at Rosemount Technology Centre in Montreal in 1995.  He completed the Electronics Engineering Technology Co-op at Sheridan College in Brampton Ontario in 2003.  From September 2001 to March 2002 Mr. Le worked as a junior engineering technician at Rogers Broadcasting Ltd in Toronto, Ontario.  His duties included installing and repairing audio equipment and building and testing new audio filters and installing the associated cabling.  From May to September 2002 he worked as an Installation technician at Kamco in Burlington, Ontario.  His duties included building, installing and troubleshooting kiosk based computer systems.  From September 2001 to October 2006 Mr. Le worked in the in-store construction department for Ikea Canada in Toronto, Ontario where he was responsible for various interior construction projects at several Ikea locations.  From October 2006 to present, Mr. Le has worked as an installer for Quickservice Technologies, Inc in Toronto, Ontario.  His duties include installing point of sale cash registers, security systems and cabling.  Mr. Le currently spends 20 hours per week providing services to the company which represents approximately 30% of his working hours.  Mr. Le has been a Director of the Company since he was appointed by the Board of Directors of the Company September 19, 2012.  He has served as the President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer since September 20, 2012, when Georges Roy, who previously held these positions, resigned from the Company and was replaced by Mr. Le.  We believe that Mr. Le’s experience in the technology industry and his management skills qualify him to serve as a director of our company.

Natalia Kozioura, 55, Director

Mrs. Kozioura obtained a diploma from the Institute of National Economy in Europe, specializing in finance and world economy. From 1995-2000, Ms. Kozioura worked at the Institute of Engineering Thermal Physics (IETP) in Ukraine as a Senior Technician and Secretary. Here, here duties included organizing committees, events and public forums, as well as, presenting reports at conferences. Since 2006, Mrs. Kozioura, has worked as a Corporate Secretary and Director of Finance at Advanced Energy Technologies Consulting Inc.  Her duties include: company representation at Business Conferences and presentations for potential investors, translation of Russian to English documents, synthesizing information and writing reports. She is also responsible for keeping financial records, overseeing accounts for data and information updates, as well as, organizing and making business travel arrangements and developing a highly effective system for tracking budget and spending.

Ms. Kozioura’s qualifications to serve on our Board include her extensive experience within the financial sector.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our officers and/or directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Conflicts of Interest

At the present time, the Company does not foresee any direct conflict between our officers’ and directors’ other business interests and their involvement in Priced In.

During the past ten years, none of our officers and directors have been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

We have not formed a Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

We do not have a class of equity securities registered pursuant to section 12 of the Securities Exchange Act and therefore our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file reports of ownership and changes in ownership with the SEC or furnish us with copies of these reports.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended July 31, 2013 and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals

Ken-Muen Le	2013	$0	$0	$0	$0	$0	$0	$0	$0
President, CEO, CFO, Secretary, Treasurer, Director	2012	0	0	0	0	0	0	0	0

Sean Maguire	2013	$0	$0	$0	$0	$0	$0	$0	$0
Former Vice President, Director(1)	2012	0	0	0	0	0	0	0	0

Natalia Kozioura	2013	$-	$-	$-	$-	$-	$-	$-	$-
Director(2)	2012	-	-	-	-	-	-	-	-

(1)
Sean Maguire resigned from his position as Vice President and member of the board of directors on November 22, 2013. Mr. Maguire’s  resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices.

(2)	Natalia Kozioura was appointed as a member of the board of directors on November 22, 2013.

Employment Agreements

We do not have any employment agreements in place with our officers and directors. We have not paid any salaries to date. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

Equity Awards

We have not awarded any shares of stock, options or other equity securities to our directors or executive officers since our inception. We have not adopted any equity incentive plan.  There were no grants of stock options since inception to the date of this Prospectus.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of Priced In has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Priced In may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, harmless to the fullest legally permissible under the Nevada Revised Statutes from time to time against all expenses, liability and loss (including attorneys' fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith.  The Company shall advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares of common stock issued and outstanding as of December 26, 2013.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Directors and Named Executive Officers
Ken-Muen Le 6110 Coxswain Crescent Toronto, ON Canada L5V-2Z8	4,000,000	52.81%

Natalia Kozioura 2008 Solar Place Oshawa, ON L1L 0A4	500,000	6.60%
All directors and executive officers as a group (2 persons)	14,010,000	57.14%

Other 5% Security Holder
-	-	-

(1)  Based on 7,575,000 shares of our common stock outstanding as of December 26, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, since our inception on November 23, 2010, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;
(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iii)	Any of our promoters and control persons; and
(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On November 23, 2011 we issued 4,000,000 shares of our common stock to our former director and officer, Georges Roy at a price of $0.01 per share.  On November 23, 2011 we issued 1,000,000 shares of our common stock to Sean Maguire at a price of $0.01 per share.  The shares were issued to both subscribers pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that the subscribers represented to us that they were not a “US Person” as such term is defined in Regulation S.

On September 20, 2012, Georges Roy sold his 4,000,000 shares of common stock of the Company to Ken-Muen Le, the current president, chief executive officer, chief financial officer, secretary, treasurer, and director of the Company, at a price of $0.01 per share, and Mr. Roy subsequently resigned from the Company.  Such sale was made pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that Mr. Le was not a “US Person” as such term is defined in Regulation S.

Pursuant to the resignation of Sean Maguire, the Company and Mr. Maguire agreed to rescind and cancel (the “Rescission Agreement”) a subscription agreement (the “Subscription Agreement”), dated November 23, 2011, pursuant to which the Company had agreed to issue 1,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in consideration for $10,000 (the “Subscription Amount”).  Pursuant to the Rescission Agreement, the Company rescinded and cancelled the issuance of the Shares and returned the Subscription Amount to Mr. Maguire.

On November 22, 2013, the Company entered into a subscription agreement with Natalia Kozioura, pursuant to which the Company agreed to issue to Ms. Kozioura 500,000 shares of the Company’s Common Stock at a price of $0.01 per share, for an aggregate subscription amount of $5,000.

From time to time the Company borrows money from its directors.  At September 30, 2013 and 2012, the Company was indebted to the President of the Company in the amount of $6 and $6 respectively. The loan is non-interest bearing, unsecured, and due on demand.

Director Independence

We are not required to have a majority of independent directors on our Board of Directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2013, we were billed approximately $7,500 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended September 30, 2013, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended September 30, 2013.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1 (1)	Articles of Incorporation
3.2 (1)	Amendment to the Articles of Incorporation
3.3 (1)	By-Laws
31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1 +	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on November 13, 2012.

*Filed with this report.

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 31, 2013

PRICED IN CORP.

By:	/s/ Ken-Muen Le
Ken-Muen Le
President, Chief Executive Officer and Chief Financial Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated in the capacity and on the dates indicated.

Name	Position	Date

/s/ Ken-Muen Le	President, Chief Executive Officer and Chief Financial Officer	December 31, 2013
Ken-Muen Le	(Principal Executive Officer and Principal Financial Officer)

/s/ Natalia Kozioura	Director	December 31, 2013
Natalia Kozioura