Form 10-Q/A
period 2013-03-31
Priced In Corp.
filed 2014-02-11
CIK 1561880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO.1 TO
FORM 10-Q/A
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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 15, 2013
Common stock, $.001 par value	5,000,000

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Priced In Corp. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-Q”), is to amend the disclosure on the cover page of the Form 10-Q to indicate that the registrant is a shell company (as defined in Rule 12b-2 of the Act).   This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Priced In Corp.

Date: February 10, 2014	By:	/s/ Ken-Muen Le
Ken-Muen Le Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)