Form 10-Q/A
period 2013-06-30
Priced In Corp.
filed 2014-02-11
CIK 1561880

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Priced In Corp. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Form 10-Q”), is to amend the disclosure on the cover page of the Form 10-Q to indicate that the registrant is a shell company (as defined in Rule 12b-2 of the Act).   This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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