Form 10-K/A
period 2013-09-30
Priced In Corp.
filed 2014-02-11
CIK 1561880

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-K/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☒   No   ☐

As of December 27, 2013, the registrant had 7,750,000 shares issued and outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Priced In Corp. (the “Company”) on Form 10-K for the annual period ended September 30, 2013, filed with the Securities and Exchange Commission on December 31, 2013 (the “Form 10-K”), is to amend the disclosure on the cover page of the Form 10-K to indicate that the registrant is a shell company (as defined in Rule 12b-2 of the Act).   This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Date: February 10, 2014

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

Name	Position	Date

/s/ Ken-Muen Le	President, Chief Executive Officer and Chief Financial Officer	February 10, 2014
Ken-Muen Le	(Principal Executive Officer and Principal Financial Officer)

/s/ Natalia Kozioura	Director	February 10, 2014
Natalia Kozioura