Form 10-Q
period 2013-12-31
Priced In Corp.
filed 2014-02-14
CIK 1561880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of February 13, 2014
Common stock, $0.001 par value	7,750,000

PRICED IN, CORP.

QUARTERLY REPORT ON FORM 10-Q
December 31, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Priced In Corp
(An Exploration Stage Company)
December 31, 2013
(Unaudited)

Index

Balance Sheets	F–1

Statement of Expenses	F–2

Statement of Cash Flows	F–3

Notes to the Financial Statements	F–4

Priced In Corp
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	December 31, 2013	September 30, 2013

ASSETS

Current Assets

Cash	$29,423	$14,060

Total Current Assets	$29,423	$14,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$2,540	$-
Accrued liabilities	9,000	7,500
Due to related parties	6	6

Total Current Liabilities	11,546	7,506

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001 7,750,000 and 5,000,000 shares issued and outstanding, respectively	7,750	5,000

Additional paid-in capital	69,750	45,000

Deficit accumulated during the exploration stage	(59,623)	(43,446)

Total Stockholders’ Equity	17,877	6,554

Total Liabilities and Stockholders’ Equity	$29,423	$14,060

Priced In Corp
(An Exploration Stage Company)
Statement of Expenses
(Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Period from November 23, 2010 (Date of Inception) to December 31, 2013

Expenses

General and administrative	$16,177	$2,372	$59,623

Total Operating Expenses	16,177	2,372	59,623

Net Loss	$(16,177)	$(2,372)	$(59,623)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	8,002,717	5,000,000

Priced In Corp
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Period from November 23, 2010 (Date of Inception) to December 31, 2013

Operating Activities

Net loss for the period	$(16,177)	$(2,372)	$(59,623)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	2,540	824	2,540
Accrued expenses	1,500	1,500	9,000

Net cash used in operating activities	(12,137)	(48)	(48,083)

Financing Activities

Proceeds from issuance of common stock	37,500	-	87,500
Cancellation of common stock	(10,000)	-	(10,000)
Due to related parties	-	-	6

Net Cash Provided by Financing Activities	27,500	-	77,506

Net Increase in Cash	15,363	(48)	29,423

Cash, Beginning of Period	14,060	41,078	–

Cash, End of Period	29,423	41,030	29,423

Supplemental Disclosures

Interest paid	$-	$-	$–
Income taxes paid	-	-	–

Priced In Corp
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

1.	Nature of Business and Basis of Presentation

Priced In Corp. (the “Company”) was incorporated in the state of Nevada on November 23, 2010.  The Company has been in the exploration stage since its formation and has not commenced business operations.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K, have been omitted.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended December 30, 2013, the Company has an accumulated deficit of $59,623. The Company is in the business of developing a website that will aggregates group buying offers from Groupon, Social Living and other sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

a)	As at December 31, 2013, the Company was indebted to the former President of the Company in the amount of $6, which is non-interest bearing, unsecured, and due on demand.

4.	Common Stock

a)	During the Quarter, the Company issued 3,250,000 common shares at $0.01 per share for proceeds of $32,500.

b)	On November 22, 2013, the Company issued 500,000 common shares at $0.01 per share for proceeds of $5,000.

c)	On November 22, 2013, the Company refunded 1,000,000 common shares to its former President at $0.01 per share for proceeds of $10,000.

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

Results of Operations

Comparison of the three months ended December 31, 2013 and 2012

We did not have any revenues from November 23, 2010 (inception) through December 31, 2013.  We anticipate that we may incur operating losses in the foreseeable future.

Our operating expenses for the three months ended December 31, 2013 were $16,177, compared to $2,372 for the three months ended December 31, 2012.  Our expenses from November 23, 2010 (inception) through December 31, 2013 were $59,623, solely consisting of general and administrative expenses.

Our net loss from November 23, 2010 (inception) through December 31, 2013 was $59,623. For the three months ended December 31, 2013 and 2012 our net loss was $16,177 and $2,372, respectively.

Capital Resources and Liquidity

As of December 31, 2013 we had $29,423 in cash.

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

During the period ended December 31, 2013, the Company has an accumulated deficit of $59,623. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business.  We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the Quarter, the Company issued 3,250,000 shares of the Company’s common stock, par value $0.01 per share, for proceeds of $32,500.

On November 22, 2013, the Company issued 500,000 shares of the Company’s common stock, par value $0.01 per share, for proceeds of $5,000.

On November 22, 2013, the Company refunded 1,000,000 shares of the Company’s common stock, par value $0.01 per share, for proceeds of $10,000.

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

**	In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.
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

Priced In Corp.

Date: February 13, 2014	By:	/s/ Ken-Muen Le
Ken-Muen Le President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)