Form 10-Q
period 2014-03-31
Priced In Corp.
filed 2014-05-15
CIK 1561880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 15, 2014
Common stock, $0.001 par value	7,750,000

PRICED IN, CORP.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Priced In Corp
(An Exploration Stage Company)
March 31, 2014
(Unaudited)

Index

Balance Sheets	F–1

Statement of Expenses	F–2

Statement of Cash Flows	F–3

Notes to the Financial Statements	F–4

Priced In Corp
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31, 2014	September 30, 2013
ASSETS

Current Assets

Cash	$22,288	$14,060

Total Current Assets	$22,288	$14,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$10,500	$7,500
Due to related parties	6	6

Total Current Liabilities	10,506	7,506

Stockholders’ Equity
Common stock Authorized: 75,000,000 shares, par value $0.001 7,750,000 and 5,000,000 share issued and outstanding , respectively	7,750	5,000

Additional paid-in capital	69,750	45,000

Deficit accumulated during the exploration stage	(65,718)	(43,446)

Total Stockholders’ Equity	11,782	6,554

Total Liabilities and Stockholders’ Equity	$22,288	$14,060

The accompanying notes are an integral part of these unaudited financial statements

Priced In Corp
(An Exploration Stage Company)
Statement of Expenses
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013	Period from November 23, 2010 (Date of Inception) to March 31, 2014

Expenses

General and administrative	$6,095	$13,233	$22,272	$15,605	$65,718
					,
Total Operating Expenses	6,095	13,233	22,272	15,605	65,718

Net Loss	$(6,095)	$(13,233)	$(22,272)	$(15,605)	$(65,718)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,750,000	5,000,000	7,877,747	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

Priced In Corp
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)

	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013	Period from November 23, 2010 (Date of Inception) to March 31, 2014

Operating Activities

Net loss for the period	$(22,272)	$(15,605)	$(65,718)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	-	4,000	-
Accrued expenses	3,000	4,500	10,500

Net cash used in operating activities	(19,272)	(8,605)	(55,218)

Financing Activities

Proceeds from issuance of common stock	37,500	-	87,500
Cancellation of common stock	(10,000)		(10,000)
Due to related parties	-	-	6

Net Cash Provided by Financing Activities	27,500	-	77,506

Net Increase in Cash	8,228	(8,605)	22,288

Cash, Beginning of Period	14,060	41,078	–

Cash, End of Period	$22,288	$32,473	$22,288

Supplemental Disclosures

Interest paid	$-	$-	$–
Income taxes paid	-	-	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended March 31, 2014, the Company has an accumulated deficit of $65,718. The Company is in the business of developing a website that will aggregates group buying offers from Groupon, Social Living and other sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     Related Party Transactions

a)	As at March 31, 2014, the Company was indebted to the former President of the Company in the amount of $6, which is non-interest bearing, unsecured, and due on demand.

4.     Common Stock

a)	During October 2013, the Company issued 3, 250,000 common shares at $0.01 per share for proceeds of $32,500.

b)	On November 22, 2013, the Company issued 500,000 common shares at $0.01 per share for proceeds of $5,000.

c)	On November 22, 2013, the Company refunded $10,000 for the cancellation of 1,000,000 common shares at $0.01 per share for proceeds of $10,000.

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

Plan of Operation

Over the 12 month period from May 2014, if we have raised enough funds, we intend to design, launch and market our website.

Within the next 90 days, the Company intends to begin its hiring of website developers. We then plan to develop a specification list for features of the website.

We intend to solicit bids through various providers for the development of the website and back end software.  We intend to review the various bids that we receive and select a developer within the next 90 days.

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

We plan to spend the next 12 months focusing on marketing our website. We plan to register our website in a large number of search engines, using various SEO techniques, and also purchase AdWords on Google.

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

Results of Operations

Comparison of the three and six months ended March 31, 2014 and 2013

We did not have any revenues from November 23, 2010 (inception) through March 31, 2014.  We anticipate that we may incur operating losses in the foreseeable future.

Our operating expenses for the three months ended March 31, 2014 were $6,095, compared to $13,233 for the three months ended March 31, 2013.  Our operating expenses for the six months ended March 31, 2014 were $22,272, compared to $15,605 for the six months ended March 31, 2013.  Our expenses from November 23, 2010 (inception) through March 31, 2014 were $65,718, solely consisting of general and administrative expenses.

Our net loss from November 23, 2010 (inception) through March 31, 2014 was $65,718. For the three months ended March 31, 2014 and 2013 our net loss was $6,095 and $13,233, respectively. For the six months ended March 31, 2014 and 2013 our net loss was $22,272 and $15,605, respectively.

Capital Resources and Liquidity

As of March 31, 2014 we had $22,288 in cash.

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

During the period ended March 31, 2014, the Company has an accumulated deficit of $65,718. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.
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

Priced In Corp.

Date: May 15, 2014	By:	/s/ Ken-Muen Le
Ken-Muen Le President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)