Form 10-K/A
period 2013-09-30
Priced In Corp.
filed 2014-06-20
CIK 1561880

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
FORM 10-K/A

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

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report of Priced In Corp. (the “Company”) on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on December 31, 2013, as amended on February 11, 2014 (the “Form 10-K”), is to amend the disclosure in Part III, Item 12, in order to correct the disclosure relating to the beneficial ownership of the management of the Copmany.

This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

1

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Directors and Named Executive Officers
Ken-Muen Le 6110 Coxswain Crescent Toronto, ON Canada L5V-2Z8	4,000,000	51.61%

Natalia Kozioura 2008 Solar Place Oshawa, ON L1L 0A4	500,000	6.45%

All directors and executive officers as a group (2 persons)	4,500,000	58.06%

Other 5% Security Holder
-	-	-

(1)  Based on 7,750,000 shares of our common stock outstanding as of December 26, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

None.

2

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

*Filed with this report.

**Furnished with the Annual Report on Form 10-K/A on February 11, 2014.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 20, 2014

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

Name	Position	Date

/s/ Ken-Muen Le	President, Chief Executive Officer and Chief Financial Officer	June 20, 2014
Ken-Muen Le	(Principal Executive Officer and Principal Financial Officer)

/s/ Natalia Kozioura	Director	June 20, 2014
Natalia Kozioura

 4