Form 10-Q/A
period 2013-12-31
Priced In Corp.
filed 2014-06-20
CIK 1561880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO
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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report of Priced In Corp. (the “Company”) on Form 10-Q for the  period ended December 31, 2013, as amended on February 14, 2014 (the “Form 10-Q”), is to amend the disclosure in Part II, Item 2, relating to our unregistered sales of equity securities.

This Amendment No. 2 to the Form 10-Q speaks as of the filing date of  the Form 10-Q, and does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-Q as filed on February 14, 2014.

PRICED IN, CORP.

QUARTERLY REPORT ON FORM 10-Q
December 31, 2013

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

**	In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.
†	Furnished with our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2013, filed on February 14, 2014.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Priced In Corp.

Date: June 20, 2014	By:	/s/ Ken-Muen Le
Ken-Muen Le President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

 2