Form 10-Q
period 2014-06-30
Priced In Corp.
filed 2014-08-14
CIK 1561880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

Or

          ☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 333-184897

PRICED IN CORP.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	39-2079974
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

154 Thames Street, Newport, Rhode Island	02840
(Address of principal executive offices)	(Zip Code)

877-435-5998
(Registrant’s telephone number, including area code)

6110 Coxswain Crescent, Toronto, ON, Canada L5V-2Z8
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 14, 2014
Common stock, $0.001 par value	12,750,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Priced In Corp
June 30, 2014
(Unaudited)
Index

Balance Sheets	2

Statement of Expenses	3

Statement of Cash Flows	4

Notes to the Financial Statements	5

Priced In Corp
Balance Sheets
(Unaudited)

ASSETS	June 30, 2014	September 30, 2013

Current Assets

Cash	$2,382	$14,060

Total Current Assets	$2,382	$14,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accrued liabilities	$12,000	$7,500
Due to related parties	6	6

Total Current Liabilities	12,006	7,506

Stockholders’ Equity (Deficit)

Common stock Authorized: 75,000,000 shares, par value $0.001 7,750,000 and 5,000,000 share issued and outstanding; respectively	7,750	5,000

Additional paid-in capital	69,750	45,000

Accumulated deficit	(87,124)	(43,446)

Total Stockholders’ Equity (Deficit)	(9,624)	6,554

Total Liabilities and Stockholders’ Equity (Deficit)	$2,382	$14,060

The accompanying notes are an integral part of these unaudited financial statements

Priced In Corp
Statement of Expenses
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013

Expenses

General and administrative	$21,406	$11,627	$43,678		$27,232

Total Operating Expenses	21,406	11,627	43,678		27,232

Net Loss	$(21,406)	$(11,627)	$(43,678)		$(27,232)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$	(0.00)

Weighted Average Shares Outstanding	7,750,000	5,000,000	7,772,810		5,000,000

The accompanying notes are an integral part of these unaudited financial statements

Priced In Corp
Statement of Cash Flows
(Unaudited)

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013

Operating Activities

Net loss for the period	$(43,678)	$(27,232)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	-	4,000
Accrued expenses	4,500	4,500

Net cash used in operating activities	(39,178)	(18,732)

Financing Activities

Proceeds from issuance of common stock	37,500	-
Cancellation of common stock	(10,000)

Net Cash Provided by Financing Activities	27,500	-

Net Increase in Cash	(11,678)	(18,732)

Cash, Beginning of Period	14,060	41,078

Cash, End of Period	2,382	22,346

Supplemental Disclosures

Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

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

The company has limited operations and is considered to be in the development stage. In the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

2.     Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended June 30, 2014, the Company has an accumulated deficit of $87,124. The Company is in the business of developing a website that will aggregates group buying offers from Groupon, Social Living and other sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     Related Party Transactions

a)	As at June 30, 2014, the Company was indebted to the former President of the Company in the amount of $6, which is non-interest bearing, unsecured, and due on demand.

4.     Common Stock

a)	During October 2013, the Company issued 3,250,000 common shares at $0.01 per share for proceeds of $32,500.

b)	On November 22, 2013, the Company issued 500,000 common shares at $0.01 per share for proceeds of $5,000.

c)	On November 22, 2013, the Company refunded $10,000 for the cancellation of 1,000,000 common shares at $0.01 per share.

5.     Subsequent Event

On July 3, 2014 (the “Closing Date”), the Company (the “Registrant”) entered into an agreement with Captain’s Crew LLC, a Rhode Island limited liability company (“CC”), pursuant to which the Company agreed to sell 5,000,000 shares of its common stock (the “CC Shares”) to CC for $50,000, or $0.01 per share.  Funds from the sale of the CC Shares will be utilized to fund expenses of the Registrant.

On the Closing Date, Ken-Muen Le and Natalia Kozioura (the “Selling Stockholders”), the owners of an aggregate of 4,500,000 shares of common stock of the Registrant (the “SS Shares”), representing approximately 35.3% of the issued and outstanding common stock of the Registrant (after taking into account the sale and issuance of the CC Shares), entered into and performed a Securities Purchase Agreement, pursuant to which the Selling Stockholders sold the SS Shares to CC for aggregate consideration of $334,500, or approximately $0.074 per share. Upon completion of the purchase of the CC Shares and SS Shares, CC owned 9,500,000 shares, or approximately 74.5%, of the Registrant’s common stock.

CC is 100% owned and managed by Jay Lasky. Funds utilized for the purchase of the CC Shares and the SS Shares were provided by a number of unaffiliated persons that funded an escrow for the purpose of effecting a change of control of the Registrant in anticipation of a future transaction involving the Registrant (the “Transaction”).  Subsequent to the Closing Date, the persons that funded CC also entered into agreements to acquire additional unrestricted shares of the Registrant’s common stock from certain non-affiliate shareholders of the Registrant. It is expected that all CC Shares and SS Shares will be cancelled in connection with the closing of a Transaction.

In accordance with the SPA and the transactions contemplated thereby, effective on the Closing Date (i) Mr. Le resigned as Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and as a director of the Registrant; (ii) Ms. Kozioura resigned as a director of the Registrant; and (iii) Mr. Lasky was appointed to serve as the Registrant’s Interim Chief Executive Officer, Chief Financial Officer, Secretary and sole director.  Mr. Lasky will not receive any compensation for his service in such capacities.  CC, as the Registrant’s majority stockholder, determined it to be in the best interests of the Registrant to appoint a person familiar thereto to serve as the Registrant’s Interim Chief Executive Officer, Chief Financial Officer, Secretary and sole director.  It is expected that Mr. Lasky will resign from all of such positions upon the closing of a Transaction.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Priced In Corp. (“we,” “us,” “our” or the “Company”) was incorporated in the state of Nevada on November 23, 2010.

We were originally organized to develop and operate a website that aggregates group buying deals and allows users to view and link to available group buying deals in their area. We own the domain name pricedin.com, however the website at this address is not yet operational.

However, in light of our recent change of management and ownership as reported in our Current Report on Form 8-K dated July 3, 2014, it is possible that we will forego our initial business plan and seek other opportunities that we believe will maximize value for our shareholders. Such opportunities could include effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Any such transaction could result in a subsequent change in control and could have the effect of diluting the ownership interests of existing shareholders. While we have had discussions with an acquisition target, no definitive agreement has been reached with any entity and there can be no assurance that we will enter into any such agreement.

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

Plan of Operation

We were originally organized to develop and operate a website that aggregates group buying deals and allows users to view and link to available group buying deals in their area. We own the domain name pricedin.com, however the website at this address is not yet operational.

While we had previously intended to begin hiring website developers in or about our fourth quarter of 2014, we have not yet embarked on that course of action. Likewise, we have not developed a specification list for features of the website nor have we developed our website as of the date of this Report.

However, in light of our recent change of management and ownership as reported in our Current Report on Form 8-K dated July 3, 2014, it is possible that we will forego our initial business plan and seek other opportunities that we believe will maximize value for our shareholders. Such opportunities could include effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Any such transaction could result in a subsequent change in control and could have the effect of diluting the ownership interests of existing shareholders. While we have had discussions with an acquisition target, no definitive agreement has been reached with any entity and there can be no assurance that we will enter into any such agreement.

Results of Operations

Comparison of the three and nine months ended June 30, 2014 and 2013

We did not have any revenues from November 23, 2010 (inception) through June 30, 2014. We anticipate that we may incur operating losses in the foreseeable future.

Our operating expenses for the three months ended June 30, 2014 were $21,406, compared to $11,627 for the three months ended June 30, 2013. Our operating expenses for the nine months ended June 30, 2014 were $43,678, compared to $27,232 for the nine months ended June 30, 2013.

For the three months ended June 30, 2014 and 2013 our net loss was $21,406 and $11,627, respectively. For the nine months ended June 30, 2014 and 2013 our net loss was $43,678 and $27,232, respectively.

Capital Resources and Liquidity

As of June 30, 2014 we had $2,382 in cash.

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

During the period ended June 30, 2014, the Company has an accumulated deficit of $87,124. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Prospectus dated April 8, 2013 which could materially affect our business, financial condition or future results. The risks described in our Prospectus date April 8, 2013 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
101 .INS	XBRL Instance Document
101 .SCH	XBRL Taxonomy Schema
101 .CAL	XBRL Taxonomy Calculation Linkbase
101 .DEF	XBRL Definition Linkbase
101 .LAB	Taxonomy Label Linkbase
101 .PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICED IN CORP.

Date: August 14, 2014	By:	/s/ Jay Lasky
Jay Lasky Chief Executive Officer