Form 10-K
period 2014-09-30
Priced In Corp.
filed 2014-11-05
CIK 1561880

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

(Address of principal executive offices)(Zip Code)

877-435-5998

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

As of November 4, 2014, the registrant had 15,682,518shares issued and outstanding.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our Company,” “the Company” or “Priced In” are to the combined business of Priced In Corp. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Annual Report on Form 10-K only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I

ITEM 1.         BUSINESS

Business Development

Priced In Corp. was incorporated in the state of Nevada on November 23, 2010.  We have not commenced business operations since inception. Our principal business address is 154 Thames Street, Newport, Rhode Island 02840.. Our telephone number is (877) 435-5998.  Our United States and registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722, telephone number (702) 866-2500. We have a September 30 fiscal year end.

We were initially organized to develop a business platform that would operate a website that aggregates and consolidates group buying deals and allows users to view and link to available group buying deals in their area from various group buying companies including Groupon and LivingSocial.  We own the URL pricedin.com, which is not operational and based upon management’s best estimate as at the date of this Report, will not become operational.

As of the date of this Report, we have no commitment from any investor or investment-banking firm to provide us with the necessary funding to develop the pricedin.com web site. Our inability to fund the development of our pricedin.com website has caused us to abandon our initial business strategy and seek other alternatives to maximize shareholder value. In connection therewith, we underwent a change in control on July 3, 2014, as described in the section below entitled “Change of Control”.

To date, we have engaged in discussions with a number of potential acquisition candidates to consummate a transaction (a “Transaction”) that will result in us acquiring a business from an acquired entity and the acquired entity obtaining a stock ownership in us that will provide the acquired entity with control over us and result in a change of control of us, including the replacement of our sole officer and director. The Transaction would likely be structured as a reverse merger into us or a transaction with a similar effect and require us to change our articles of incorporation and bylaws, provide certain negotiated rights to the acquired entity and require the resignation of our sole officer and director. We expect that these discussions will likely result in Transaction with one of these candidates promptly after the filing of this report and, in any event, in calendar 2014. If our Board of Directors elects to pursue a Transaction, or to otherwise seek out other opportunities, the integrity and reputation of any potential acquisition candidate will first be reviewed to ensure it meets with management’s standards. If we are successful in our attempt to acquire a company utilizing our securities as substantially all of the consideration to be paid, our current shareholders will incur substantial dilution of their percentage ownership. There can be no assurance that we will complete a Transaction or that a Transaction will be on terms that are advantageous to our stockholders.

Our Board of Directors has and intends to continue to effect due diligence evaluation of the business of the potential candidate, including review of its financial statements, cash flow, debt, location and other material aspects of the candidates’ business. If we do complete a Transaction, we will describe the acquisition in a filing of a Current Report on Form 8-K in accordance with the requirements of the Exchange Act.

Change of Control

On July 3, 2014, we entered into a subscription agreement with Captain’s Crew LLC, a Delaware limited liability company (“CC”), pursuant to which we sold 5,000,000 shares of our common stock (the “CC Shares”) to CC for aggregate consideration of $50,000, or $.01 per share. Funds from the sale of the CC Shares will be utilized to fund our expenses. On the same date, Ken-Muen Le and Natalia Kozioura (the “Selling Stockholders”), the owners of an aggregate of 4,500,000 shares of our common stock (the “SS Shares”), representing approximately 35.3% of our issued and outstanding common stock (after taking into account the sale and issuance of the CC Shares), entered into and performed a Securities Purchase Agreement, pursuant to which the Selling Stockholders sold the SS Shares to CC for aggregate consideration of $334,500, or approximately $0.074 per share. Upon completion of the purchase of the CC Shares and SS Shares, CC owned 9,500,000 shares, or approximately 74.5%, of the Registrant’s common stock. CC is 100% owned and managed by Jay Lasky. Funds utilized for the purchase of the CC Shares and the SS Shares were provided by a number of unaffiliated persons that funded an escrow for the purpose of effecting a change of control in anticipation of a future transaction a Transaction. Subsequent to July 3, 2014, the persons that funded CC also entered into agreements to acquire additional unrestricted shares of our common stock from certain non-affiliate shareholders. It is expected that all CC Shares and SS Shares will be cancelled in connection with the closing of a Transaction.

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

Employees and Employment Agreements

As of the date of this Report, our sole employee is our President, Jay Lasky.  Mr. Lasky is employed elsewhere and has the flexibility devote up to approximately 20 hours per week on our business. Mr. Lasky is not receiving any compensation from us for such services.

We have not entered into an employment agreement with our President, Mr. Lasky. We presently have no pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future.

The founder and original president, chief executive officer, chief financial officer, secretary, treasurer and director of the Company was Georges Roy, who resigned from the Company on September 20, 2012, and was replaced in these roles by Ken-Muen Le, who had been appointed a director of the Company on September 19, 2012. Mr. Le resigned from the Company on July 3, 2014 and was replaced by Jay Lasky. Although Mr. Lasky has no experience with running a public company, he has retained counsel and other professionals to assist with our reporting and other obligations as a public company and develop and implement an acquisition strategy or business plan .

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

ITEM 1A.      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Our principal executive office is located at 154 Thames Street, Newport, Rhode Island 02840, and our telephone number is 877-435-5998.  We do not have a lease agreement for this property. This property is leased by our Chief Executive Officer, Jay Lasky, and he allows us to use the space at no cost.

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

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We have applied for and obtained the ticker symbol PRCD for quotation of our common stock on the OTC Markets OTCQB and on the OTC Bulletin Board. If for any reason our securities are not quoted on the OTC Markets OTCQB or OTC Bulletin Board or a public trading market does not otherwise develop, holders of our securities may have difficulty selling their shares should they desire to do so. No market makers have committed to becoming market makers for our common shares and it may be that none will do so.

General

As of September 30, 2014, our authorized capital stock consisted of 75,000,000 shares of common stock, with a par value of $0.001 per share. On October 1, 2014, we filed our First Amended and Restated Articles of Incorporation with the State of Nevada, pursuant to which we increased the total number of shares of capital stock which may be issued by the Company to two hundred twenty million (220,000,000), of which:

(i)           Two Hundred Million (200,000,000) shall be common stock, par value of $.0001 per share (the “Common Stock”). Each share of Common Stock shall entitle the holder thereof to one (1) vote on any matter submitted to a vote at a meeting of the stockholders; and

(ii)           Twenty Million (20,000,000) shall be preferred stock, par value of $.0001 per share (the “Preferred Stock”). The Board of Directors is authorized, subject to limitations prescribed by law, to fix by resolution or resolutions the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of any wholly unissued series of Preferred Stock, including without limitation authority to fix by resolution or resolutions the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preferences of any such series, and the number of shares constituting any such series and the designation thereof, or any of the foregoing.

On October 1, 2014, we effected a 1.23 for 1 stock split (23% stock dividend), effective October 1, 2014 and mailed directly to shareholders on October 3, 2014. Fractional shares were rounded up to the next whole share. Prior to such stock dividend, there were 12,750,000 shares of our common stock issued and outstanding. After giving effect to such stock dividend, there were 15,682,500 shares of our common stock issued and outstanding. All references in this Report on Form 10-K to shares issued, sold or outstanding during fiscal 2014 and through the date of this Report give effect to the 1.23 for 1 stock split.

Holders

As of November 4, 2014, there were 66 holders of our common stock.

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

Dividends

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors out of funds legally available for dividends. Our Board of Directors is not obligated to declare a dividend. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, on our future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent factors. We do not anticipate that cash dividends will be paid in the foreseeable future.

As of September 30, 2014, we have not paid any dividends to shareholders other than the 1.23 for 1 stock split (23% stock dividend) detailed above. The declaration of any future dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

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

Acquisition of Controlling Interest

The Nevada Revised Statutes contain provisions governing acquisition of controlling interest of a Nevada corporation. These provisions provide generally that any person or entity that acquires certain percentage of the outstanding voting shares of a Nevada corporation may be denied voting rights with respect to the acquired shares, unless the holders of a majority of the voting power of the corporation, excluding shares as to which any of such acquiring person or entity, an officer or a director of the corporation, and an employee of the corporation exercises voting rights, elect to restore such voting rights in whole or in part. These provisions apply whenever a person or entity acquires shares that, but for the operation of these provisions, would bring voting power of such person or entity in the election of directors within any of the following three ranges:

●	20% or more but less than 33 1/3%;

●	33 1/3% or more but less than or equal to 50%; or

●	more than 50%.

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

Stock Transfer Agent

Our transfer agent is VStock Transfer, 77 Spruce Street, Suite 201 Cedarhurst, NY 11598 and its phone number is (212) 828-8436.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended September 30, 2014, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

Recent Sales of Unregistered Securities

As described In Part I, Item 1 above, on July 3, 2014, we entered into a subscription agreement with Captain’s Crew LLC, a Delaware limited liability company (“CC”), pursuant to which we sold 6,150,000 shares of our common stock (the “CC Shares”) to CC for aggregate consideration of $50,000, or $0.00813 per share. Such sale of such shares was exempt from the Registration Requirements under Section 4(a)(2) of the Securities Act of 1933

ITEM 6.         SELECTED FINANCIAL DATA.

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

Overview

We initially planned to develop a business platform that would operate a website that aggregates and consolidates group buying deals and allows users to view and link to available group buying deals in their area from various group buying companies including Groupon and LivingSocial.  We own the URL pricedin.com, which is not operational and based upon management’s best estimate as at the date of this Report, will not become operational.

We are no longer pursuing our initial plan and are instead pursuing the acquisition of a business opportunity in order to provide potential liquidity and financial upside to our shareholders. We are actively engaged in discussions with a potential acquisition candidate to effect a Transaction.

To date, we have engaged in discussions with a number of potential acquisition candidates to consummate a transaction (a “Transaction”) that will result in us acquiring a business from an acquired entity and the acquired entity obtaining a stock ownership in us that will provide the acquired entity with control over us and result in a change of control of us, including the replacement of our sole officer and director. The Transaction would likely be structured as a reverse merger into us or a transaction with a similar effect and require us to change our articles of incorporation and bylaws, provide certain negotiated rights to the acquired entity and require the resignation of our sole officer and director. We expect that these discussions will likely result in Transaction with one of these candidates promptly after the filing of this report and, in any event, in calendar 2014. If we are successful in our attempt to acquire a company utilizing our securities as substantially all of the consideration to be paid, our current shareholders will incur substantial dilution of their percentage ownership. There can be no assurance that we will complete a Transaction or that a Transaction will be on terms that are advantageous to our stockholders.

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

Results of Operations

We did not have any revenues for the years ended September 30, 2014 and 2013.  We anticipate that we may incur operating losses in the foreseeable future.

For the years ended September 30, 2014 and 2013 our operating expenses were $159,093 and $33,018, respectively.

Capital Resources and Liquidity

As of September 30, 2014 we had $22,597 in cash. On July 3, 2014, we sold 6,150,000 shares to Captain’s Crew LLC, our controlling stockholder for $0.00813 per share. In addition, on August 13, 2014, we received a capital contribution of $73,000 from Captain’s Crew LLC.

In our offering that was registered on Form S-1 (File No. 333-184897) and declared effective by the Securities and Exchange Commission on April 5, 2013, we raised $32,500 through the sale of an aggregate of 3,997,500 shares of our common stock. Such funds have been insufficient to pay for the development of our website and to date we have been unable to raise additional funds for the purpose of financing operations under our initial business plan. We are therefore no longer pursuing our initial business plan and are instead pursuing a potential Transaction with another business that we believe would be in the best interest of our shareholders. We are actively engaged in discussions with a potential acquisition candidate to effect a Transaction. If we are successful in our attempt to acquire a company utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution. There can be no assurance that we will complete a Transaction with such candidate or at all.

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

September 30, 2014

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statement of Expenses	F–3

Statement of Stockholders’ Equity	F–4

Statement of Cash Flows	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Priced In Corp

Newport, Rhode Island

We have audited the accompanying balance sheets of Priced In Corp (the “Company”) as of September 30, 2014 and September 30, 2013 and the related statements of expenses, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and September 30, 2013 and the related results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

November 4, 2014

Priced In Corp

Balance Sheets

ASSETS	September 30, 2014	September 30, 2013
Current Assets
Cash	$22,597	$14,060
Total Current Assets	$22,597	$14,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$15,012	$7,500
Due to related parties	-	6
Total Current Liabilities	15,012	7,506
Stockholders’ Equity
Common stock Authorized: 75,000,000 shares, par value $0.0001 15,682,500 and 6,150,000 shares issued and outstanding , respectively	1,569	615
Additional paid-in capital	198,931	49,385
Accumulated deficit	(192,915)	(43,446)
Total Stockholders’ Equity	7,585	6,554
Total Liabilities and Stockholders’ Equity	$22,597	$14,060

F-2

Priced In Corp

Statement of Expenses

	Year Ended September 30, 2014	Year Ended September 30, 2013

Expenses

General and administrative	$159,093	$33,018

Total Operating Expenses	159,093	33,018

Net Loss from Operating	$(159,093)	$(33,018)

Other Income

Gain on forgiveness of loan	9,624	-

Net Loss	$(149,469)	$(33,018)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	10,992,493	6,150,000

Priced In Corp

Statement of Stockholders’ Equity

For the years ended September 30, 2013 and September 30, 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – September 30, 2012	6,150,000	$615	$49,385	$(10,428)	$39,572
Net loss	–	–	–	(33,018)	(33,018)
Balance – September 30, 2013	6,150,000	615	49,385	(43,446)	6,554
Common stock issued for cash	10,762,500	1,077	86,423	–	87,500
Common shares refunded	(1,230,000)	(123)	(9,877)	–	(10,000)
Contribution of capital	–	–	73,000	–	73,000
Net loss	–	–	–	(149,469)	(149,469)
Balance – September 30, 2014	15,682,500	$1,569	$198,931	$(192,915)	$7,585

Priced In Corp

Statement of Cash Flows

	Year Ended September 30, 2014	Year Ended September 30, 2013

Operating Activities

Net loss for the period	$(149,469)	$(33,018)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on forgiveness of loan	(9,624)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(17,130)	6,000
Net cash used in operating activities	(141,963)	(27,018)

Financing Activities

Proceeds from issuance of common stock	87,500	-
Repurchase of common stock	(10,000)	-
Contribution of capital	73,000	-

Net Cash Provided by Financing Activities	150,500	-

Net Increase in Cash	8,537	(27,018)

Cash, Beginning of Period	14,060	41,078

Cash, End of Period	22,597	14,060

Supplemental Disclosures

Interest paid	$-	$-
Income taxes paid	-	-

1.	Nature of Business and Basis of Presentation

Priced In Corp. (the “Company”) was incorporated in the state of Nevada on November 23, 2010. The Company has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended September 30, 2014, the Company has an accumulated deficit of $192,915. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.	Summary of Significant Accounting Policies (continued)

f)	Income Taxes

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

During the fiscal year September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

3.	Related Party Transactions

a)	The Company was indebted to the former President of the Company for $9,624 ($6 – September 30, 2013), which was non-interest bearing, unsecured, and due on demand. The total balance $9,624 was forgiven during the year ended September 30, 2014. This is accounted for as a gain on forgiveness of loan because the loan was not considered to be related party on September 30, 2014 when the loan was forgiven.

4.	Common Stock

a)	During October 2013, the Company issued 3,997,500 common shares at $0.00813 per share for proceeds of $32,500.

b)	On November 22, 2013, the Company issued 615,000 common shares at $0.00813 per share for proceeds of $5,000.

c)	On November 22, 2013, the Company refunded $10,000 for the cancellation of 1,230,000 common shares. at $0.00813 per share

d)	On July 10, 2014, the Company issued 6,150,000 common shares at $0.00813 per share for proceeds of $50,000.

e)	On August 14, 2014, the Company received a capital contribution of $73,000.

5.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $192,915 which will start to expire in 2032. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

At September 30, 2014 and 2013, deferred tax assets consisted of the following

	2014 $	2013 $

Deferred tax assets	65,591	14,772
Less: valuation allowance	(65,591)	(14,772)

Provision for income taxes	–	-

6.	Subsequent Events

a)	On October 1, 2014 Priced In Corp. filed its First Amended and Restated Articles of Incorporation with the State of Nevada, pursuant to which it increased the total number of shares of capital stock which may be issued by the Company to two hundred twenty million (220,000,000), of which:

(i)	Two Hundred Million (200,000,000) shall be common stock, par value of $.0001 per share. Each share of Common Stock shall entitle the holder thereof to one (1) vote on any matter submitted to a vote at a meeting of the stockholders; and

(ii)	Twenty Million (20,000,000) shall be preferred stock, par value of $.0001 per share.

b)	On October 1, 2014, the Company effected an 1.23 for 1 stock split. The split was approved by the Company’s stockholders and Board of Directors. All the references to the Company’s common stock have been retroactively restated to reflect the effect of the forward split.

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

●	Lack of proper segregation of duties due to limited personnel

●	Lack of a formal review process that includes multiple levels of review

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of September 30, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of September 30, 2014, was not effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

○	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

○	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

○	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company intends on hiring the necessary staff to address the weaknesses once revenue has been realized.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Controls

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors  as of November 4, 2014 are as follows:

NAME	AGE	POSITION
Jay Lasky(1)	51	Chief Executive Officer, Chief Financial Officer, Secretary and Director

(1)	Jay Lasky has held these positions since July 3, 2014. Ken-Muen Le served as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company from September 19, 2012 to July 3, 2014. Natalia Kozioura served as Director of the Company from November 22, 2013 to July 3, 2014.

Jay Lasky, 51, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Lasky was appointed to serve as the Company’s Chief Executive Officer and as the Company’s director as of the July 3, 2014. Since May 1985, Mr. Lasky has been the owner and operator of Helly Hansen Newport and Bigweather.com, retailers of boating, winter sports, and foul weather apparel, footwear or accessories.  Helly Hansen Newport is the oldest Helly Hansen licensed store in North America, and has become a worldwide distributor of the finest boating, winter sports, and rainwear gear available. They have provided solutions to the movie industry, government agencies, large and small corporations, teams and clubs, private boats and other groups. Helly Hansen Newport has outfitted crews from the America’s Cup, the Volvo Ocean Race, the Newport to Bermuda Race, as well as many professional skiers and riders.  Mr. Lasky is an entrepreneur and member of the Newport, Rhode Island Chamber of Commerce.  Mr. Lasky received his BA in Retail Management from Syracuse University in 1985.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until they resign or are removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed by the Board of Directors.

The officer and director listed above will remain in office until the next annual meeting of our stockholders, and until his successors have been duly elected and qualified, except in the event of a Transaction, upon the occurrence of which he may resign. There are no agreements with respect to the election of directors. We have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each executive officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities.

None of our officers and/or directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Conflicts of Interest

At the present time, the Company does not foresee any direct conflict between our officer’s and director’s other business interests and their involvement in Priced In.

During the past ten years, none of our officers and directors has been the subject of the following events:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Conviction in a criminal proceeding or the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.	A finding by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	A finding by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	The subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

We have not formed a compensation committee or nominating and corporate governance committee as of the filing of this Annual Report on Form 10-K.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(a) of the Exchange Act

We do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act and therefore our directors, officers and persons who beneficially own more than 10% of a class of our equity securities are not required to file reports of ownership or changes in ownership with the SEC or furnish us with copies of such reports.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2014 and 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals

Jay Lasky, President, Secretary, Director(1)	2014	$0	$3,500	$0	$0	$0	$0	$0

Ken-Muen Le	2014	$0	$0	$0	$0	$0	$0	$0	$0
Former President, CEO, CFO, Secretary, Treasurer, Director(2)	2013	0	0	0	0	0	0	0	0

Sean Maguire	2014	$0	$0	$0	$0	$0	$0	$0	$0
Former Vice President, Director(3)	2013	0	0	0	0	0	0	0	0

Natalia Kozioura	2014	$-	$-	$-	$-	$-	$-	$-	$-
Former Director (4)	2013	-	-	-	-	-	-	-	-

(1)	Mr. Lasky has served in such positions since July 3, 2014.
(2)	Mr. Le resigned from all positions with the Company on July 3, 2014. Mr. Le’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices.
(3)	Mr. Maguire resigned from his position as Vice President and member of the Board of Directors on November 22, 2013. Mr. Maguire’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices.
(4)	Ms. Kozioura was appointed as a member of the Board of Directors on November 22, 2013 and resigned on July 3, 2014.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director. We have not paid any salaries to date. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

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

The Board of Directors of Priced In has not adopted a stock option plan. The Company has no plans to adopt such a plan but may choose to do so in the future. If such a plan is adopted, it may be administered by the Board of Directors or a committee appointed by the Board of Directors (the “Committee”). The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Priced In may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Indemnification

Under our bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, harmless to the fullest legally permissible under the Nevada Revised Statutes from time to time against all expenses, liability and loss (including attorneys' fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith.  The Company shall advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares of common stock issued and outstanding as of November 4, 2014.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Directors and Named Executive Officers
Jay Lasky 154 Thames Street Newport, Rhode Island 02840	11,685,000	74.5%

All directors and executive officers as a group (1 person)	11,685,000	74.5%

Other 5% Security Holder

New World Merchant Partners LLC(2)	1,442,335	9.2%

(1)	Based on 15,682,500 shares of our common stock outstanding as of November 4, 2014.
(2)	All shares held by New World Merchant Partners LLC are deemed to be beneficially owned solely by Andrew J. Glashow, Managing Director.

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

On November 22, 2013, the Company entered into a subscription agreement with Natalia Kozioura, pursuant to which the Company agreed to issue to Ms. Kozioura 615,000 shares of the Company’s Common Stock at a price of $0.00813 per share, for an aggregate subscription amount of $5,000.

On July 3, 2014, the Company entered into a subscription agreement with Jay Lasky pursuant to which the Company agreed to issue to Mr. Lasky 6,150,000 shares of the Company’s Common Stock at a price of $0.00813 per share, for an aggregate subscription amount of $50,000. Mr. Lasky contributed to the capital of the Company an additional $73,000. In each case, such funds utilized for the purchase of the shares were provided by a number of unaffiliated persons that funded an escrow for the purpose of effecting a change of control of the Company in anticipation of a future transaction involving the Company.

From time to time the Company borrows money from its directors.  At September 30, 2014 and 2013, the Company was indebted to the President of the Company in the amount of $0 and $6 respectively. The loan was non-interest bearing, unsecured, and due on demand.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2014 and 2013, we were billed approximately $8,000 and $7,500, respectively, for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended September 30, 2014, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended September 30, 2014.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1 (1)	Articles of Incorporation
3.2 (1)	Amendment to the Articles of Incorporation
3.3 (1)	By-Laws
3.4 (3)	First Amended and Restated Articles of Incorporation
10.1 (2)	Form of Securities Purchase Agreement, dated as of July 3, 2014, by and among Captain’s Crew, LLC and Yukon Industries, Ltd., as representative of Ken-Muen Le and Natalia Kozioura
10.2 (2)	Form of Subscription Agreement, dated as of July 3, 2014, by and among Captain’s Crew, LLC and the Registrant
31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on November 13, 2012.
(2)	Incorporated by reference to exhibit filed with the Company’s Report on Form 8-K filed on July 17, 2014.
(3)	Incorporated by reference to exhibit filed with the Company’s Report on Form 8-K filed on October 3, 2014.

*Filed with this Annual Report on Form 10-K.

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

Date: November 4, 2014

PRICED IN CORP.

By:	/s/ Jay Lasky
Jay Lasky
Chief Executive Officer, Secretary and Chief Financial Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated in the capacity and on the dates indicated.

Name	Position	Date

/s/ Jay Lasky	President, Chief Executive Officer and Chief Financial Officer	November 4, 2014
Jay Lasky	(Principal Executive Officer and Principal Financial Officer)

