Form 10-K
period 2014-12-31
Legacy Education Alliance, Inc.
filed 2015-03-27
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

Commission file number: 333-184897

LEGACY EDUCATION ALLIANCE, INC.

(Exact name of registrant as specified in its charter)

Nevada	39-2079974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1612 East Cape Coral Parkway, Cape Coral, Florida 33904

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (239) 542-0643

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of Each Class	Name of Exchange on which registered
Common Stock, $0.0001 par value	OTC QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $0.0 million based on the closing sale price of the registrant’s common stock as traded on the NASDQ Over the Counter Electronic Bulletin Board on such date of $0.00 per share.

As of March 20, 2015, there were 20,000,518 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Unless otherwise noted, references in this Annual Report on Form 10-K to “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our” or “us” means Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Educational Alliance Holdings, Inc., a Colorado corporation (“Legacy Holdings”), other operating subsidiaries and any predecessor of Legacy Holdings, including Tigrent Inc., a Colorado corporation, (“TIGE”), The Company’s website address is www.legacyeducationalliance.com. This website and information contained on, or that can be accessed through, the website are not part of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

There are statements in this Annual Report on Form 10-K that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Annual Report on Form 10-K carefully, especially the risks discussed under the section entitled “Risk Factors.” Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this Annual Report on Form 10-K will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

We were incorporated on November 23, 2010 in Nevada under the name Streamline Resources, Inc. Our name was subsequently changed to Priced In Corp. on April 24, 2012. Prior to the merger discussed below, we were a shell corporation with nominal operating activity.

On November 10, 2014, we entered into an Agreement and Plan of Merger dated as of such date the (“Merger Agreement”) by and among (i) Priced In Corp., a Nevada corporation (“PRCD”), (ii) Priced In Corp. Subsidiary, a Colorado corporation and a wholly-owned subsidiary of PRCD (“PRCD Sub”), (iii) Tigrent Inc., a Colorado corporation (“TIGE”), and (iv) Legacy Education Alliance Holdings, Inc., a Colorado corporation and a wholly-owned subsidiary of TIGE (“Legacy Holdings”). On November 10, 2014, pursuant to the Merger Agreement, PRCD Sub merged with and into Legacy Holdings (the “Merger”), with Legacy Holdings surviving the Merger and becoming our wholly owned subsidiary and we acquired the business of Legacy Holdings.

At the effective time of the Merger (the “Effective Time”):

●	PRCD amended and restated its certificate of incorporation and bylaws, which included an increase in our authorized stock to 220 million shares (200 million shares of common stock and 20 million shares of preferred stock);

●	PRCD changed its name from “Priced In Corp.” to “Legacy Education Alliance, Inc.”;

●	All of the shares of common stock, par value $0.01 per share, of Legacy Holdings outstanding at the Effective Time were converted and exchanged into 16,000,000 shares of our common stock, par value $0.0001 per share (“Common Stock”), and are held by TIGE.

As a result of the Merger, TIGE owns approximately 80% of Legacy with the then remaining outstanding shares (3,997,500) held by the existing PRCD shareholders.

There was no cash consideration exchanged in the Merger. In accordance with the terms and conditions of the Merger Agreement, PRCD agreed to pay TIGE taxes and related liabilities and other specified costs and expenses, including certain administrative and related expenses that have been or will be from time to time incurred by TIGE that are related to TIGE’s investment in PRCD (including the cost of preparing and distributing reports regarding our business and financial condition to its shareholders), its administrative costs and expenses, and taxes, other than income taxes arising from dividends or distributions by us to TIGE. All shares of PRCD common stock issued in connection with the Merger are restricted securities, as defined in paragraph (a) of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

The Merger was accounted for as a “reverse merger” and recapitalization since, immediately following the completion of the transaction, the holders of TIGE’s stock had effective control of PRCD. In addition, TIGE controls the surviving entity through control of Legacy’s Board of Directors as a result of the appointment of the existing directors of Tigrent to the four board seats of Legacy. Additionally, all of TIGE’s officers and senior executive positions continued on as management of the surviving entity after consummation of the Merger. For accounting purposes, Legacy Holdings was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of PRCD. Accordingly, Legacy Holdings’s assets, liabilities and results of operations became the historical financial statements of the registrant, and the Company’s assets, liabilities and results of operations were consolidated with PRCD effective as of the date of the closing of the Merger. Prior to the Merger, PRCD was a “shell” corporation with nominal assets, liabilities and operating activity. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

 For a further discussion of the Merger and its effects on our business, please see the information contained in our Current Report on Form 8-K, filed on November 10, 2014 and the related amendments thereto.

Business Overview

We provide practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help customers become financially knowledgeable and elevate the financial well-being of people from all walks of life, primarily through our Rich Dadtm Education brand, which is based on the teachings of Robert Kiyosaki, entrepreneur, investor, educator and author of bestseller Rich Dad Poor Dad. Our services are delivered through various channels that include live courses, online trainings, coaching, mentoring programs, and multi-media products that impart skills and knowledge in real estate investing, financial instrument investing (stocks, bonds, etc.), entrepreneurship and personal finance.

We have a team of trainers, mentors and coaches who possess practical, hands-on experience in their areas of expertise. We adhere to a rigorous instructional design methodology with proprietary, content-rich advanced training courses to create rewarding student experiences across the United States, United Kingdom, and Canada. Our advanced training is being fulfilled under our Elite Legacy Education brand.

We provide customers with comprehensive instruction and mentoring, primarily on the topics of real estate and financial instruments investing. Our services are provided primarily in the United States (“U.S.”), the United Kingdom (“U.K.”), and Canada. We conduct our workshops and seminars in other locations from time to time either on our own or through agreements with third parties. Our training is offered in non-accredited free preview workshops, as well as basic training, advanced courses, mentoring and coaching, under our various proprietary or licensed brands.

During 2014, the Rich Dad brands represented approximately 87% of our revenue, on a consolidated basis. We currently have two Rich Dad™ Education offerings:

●	Rich Dad™ Learn to be Rich which focuses on real estate training and is our primary service offering

●	Rich Dad™ Stock Success which concentrates on financial instruments training.

We manage our business in three operating segments based on geographic areas for which operating managers are responsible to the Chief Operations Officer. The proportion of our total revenue attributable to each segment is as follows:

	Years ended December 31,
As a percentage of total revenue	2014	2013
U.S.	73.1%	74.4%
Canada	6.3	8.8
U.K. and other foreign markets	20.6	16.8
Total consolidated revenue for financial reporting purposes	100.0%	100.0%

Our Strategy

Our objective is to be the leading international provider of a broad set of services and products that enable individuals from all walks of life, regardless of their current economic situation and education background, to take control of their financial futures and enable them to achieve financial freedom.

Our strategy is focused primarily on the following areas:

●	Continued development of U.S. businesses. We will continue our focus on U.S. service offerings in an attempt to improve our revenue stream and expand our offerings as appropriate, including e-learning and other electronic format offerings and the development of new brands.

●	Development of the International market. Our international business is primarily centered in the UK and in 2014 expanded to countries in Africa, Europe and Asia. In March 2013, our Rich Dad brand licensing arrangement was expanded to provide for worldwide exclusivity, allowing us to grow our brand in additional international markets. We believe that we can continue to expand our international business.

●	Security and longevity of our brands. Internationally, we operate under eight different brands. This provides us the flexibility to provide our services through different demographics, price points and sales channels. This strategy of going to market with multiple brands allows us to protect the individual brands and to provide brand diversification if a particular brand enters a difficult phase. This strategy also allows us to manage individual brand-fatigue while maintaining overall market share and meeting competition.

●	Fulfilling our customer obligations. We intend to optimize the pace and improve the cost efficiency with which we fulfill our long term customer commitments. We have:

●	expanded the options for course fulfillment in order to reduce the number of expired contracts; increased the number of courses offered through electronic media and via the internet;

●	implemented an improved outreach program that involves contacting our customers;

●	implemented the concept of a symposium fulfillment experience, which we believe will play a significant role in our business model going forward. Symposiums allow us to hold several advanced classes in one location resulting in cost savings based on economies of scale. These events have been well received by our customers, providing them with networking opportunities as well as bonus events and activities that have enhanced their experience.

●	Enhanced eLearning. We intend to continue developing and promoting interactive and online distributed course content and enhanced technology platforms capable of streaming video, interactive e-learning, and distributed e-learning. We have been developing our social and brand presence internationally.

●	Consistent quality assurance. We believe that to be an effective provider of training we need to ensure that our course offerings meet our strict quality assurance guidelines. We will continue to monitor and enforce standards for marketing, sales presentations, and training delivery throughout our organization.

●	Continued professional development. We will continue to identify, recruit and retain a team of trainers, mentors and coaches who possess practical, hands-on experience in their areas of expertise.

Intellectual Property

We regard our training materials and products, trademarks, service marks, trade names, copyrights, and patents as proprietary. As such, we primarily rely on federal statutory and common law protections to uphold our interests in these materials. We market various courses and training programs under the Rich Dad brand, as a licensee, as well as our proprietary brands, as described below under the section entitled “Training Programs.” While several of our proprietary materials may contain commonly used terms and do not afford us significant trademark protection, we also use employee and third party non-compete and confidentiality agreements as well as other contractual methods of protecting proprietary rights to safeguard our intellectual property.

We license certain intellectual property, including certain trade names, trademarks and services marks from third parties in the operation of our Rich Dad Education, Real Options Masters, Robbie Fowler’s Property Academy, and Making Money from Property with Martin Roberts brands.

Licensing Agreements with the Rich Dad Parties

Our primary business relies on our license of the Rich Dad brand and related marks and intellectual property. The following transactions summarize our license to use the Rich Dad trademarks, trade names and other business information in seminars in the U.S., Canada and the United Kingdom (the “Rich Dad Intellectual Property Rights”):

July 6, 2006, we entered into the license agreement (the “Rich Dad License Agreement”) under which it was the controlling member of Rich Dad Education, LLC (“RDE”), a limited liability company that was granted a license to use the Rich Dad Intellectual Property Rights (as defined in the Rich Dad License Agreement) in the United States, Canada, and the United Kingdom for the payment of a fee equal to a fixed percentage of cash sales gross revenue (as defined in the Rich Dad License Agreement) realized by RDE.

May 26, 2010, we restructured the Rich Dad License Agreement with certain entitles controlled by Robert and Kim Kiyosaki, or the “Rich Dad Parties,” and

●	Entered into a License Agreement with Rich Dad Operating Company, LLC (“RDOC”) and other Rich Dad Parties (the “2010 Rich Dad License Agreement”), relating to our rights to use the Rich Dad Intellectual Property Rights,

●	Entered into a Settlement Agreement and Release with the Rich Dad Parties, (the “Settlement Agreement”), relating to the previous Rich Dad License Agreement pursuant to which (i) we gave a general release of any claims we had against the Rich Dad Parties based upon the Rich Dad License Agreement and related agreements and (ii) the Rich Dad Parties released us from certain specific claims made by the Rich Dad Parties against it including claims for allegedly unpaid royalties, excess management fees and expenses allegedly retained by us, and unspecified damage to the Rich Dad brand.

The 2010 Rich Dad License Agreement was for a term ending December 31, 2014. The 2010 Rich Dad License Agreement gave us the exclusive right to use Rich Dad Intellectual Property for services and products in live seminars and training courses in the U.S., Canada and the United Kingdom. The 2010 Rich Dad License Agreement also provided that we establish escrow and cash collateral accounts in an aggregate amount equal to 30% of our deferred revenues during the term of the 2010 Rich Dad License Agreement (the “Reserve Goal”) to secure, in part, our contractual commitments to the customers who purchased the Rich Dad and our other courses. After the Reserve Goal was met, we paid (i) to RDOC a current royalty (“Current Royalty”) of 3% of the Gross Revenues and (ii) into the escrow account a deferred royalty of 5% of the Gross Revenues (“Unfulfilled Royalty”). Under the 2010 Rich Dad License Agreement, the term “Gross Revenues” meant gross revenues related to the Rich Dad brands, net of merchant fees, taxes, shipping, refunds, rebates, bad debt and sums paid to RDOC’s third party coaching provider under a separate cross marketing agreement. In addition, we were required by the 2010 Rich Dad License Agreement to pay into the cash collateral account on a monthly basis the amount by which the average cash balance of all unrestricted funds in our accounts for the prior 90 day period (excluding the proceeds from the sale of, or other realization upon, any non-core assets or any cash accounts from RDE made available to us) exceeded $6 million. Our merchant deposit (i.e., credit card processor) reserve funds would also be credited to the Reserve Goal. After the Reserve Goal was met, we were required to pay RDOC royalty payments equal to 10% of Gross Revenues in lieu of paying the current royalty to RDOC and the unfulfilled royalty into the escrow account. If the combined amounts in the escrow account and the cash collateral account exceeded the Reserve Goal, the excess funds could be withdrawn from the escrow account twice each year and applied to the deferred fulfillment royalties that are due to RDOC. In addition, on a quarterly basis, RDOC could withdraw 40% of payments into the escrow account during the prior three-month period. The 2010 Rich Dad License Agreement contained covenants relating to performance standards and cash operating profits. We were limited in making any capital expenditures with respect to any businesses other than the Rich Dad Education Business that exceed $500,000 per year without obtaining written approval from RDOC. We were also required to consult with RDOC prior to hiring a Chief Executive Officer, Chief Financial Officer or any other officer who reports directly to the Chief Executive Officer. RDOC had the right to have one representative observe all meetings of our Board of Directors in a non-voting capacity.

In accordance with the terms of the Settlement Agreement, we issued 9.9% of its then outstanding common stock (1,290,000 shares) to Rich Global, LLC (“Rich Global”) and redeemed Rich Global’s 49% membership interest in RDE. The Rich Dad Parties agreed to transfer the RDE assets to us, except for the data base of customer names and customer leads, resulting in full ownership by us of the business previously conducted by RDE. We agreed to dissolve RDE and terminate the license and administrative services agreements associated with RDE. We had responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. We agreed to release the Rich Dad Parties from all general claims related to RDE and they agreed to release us from specific claims that it made against us and RDE in connection with its alleged default letter dated March 27, 2009. Among other things, the Settlement Agreement proposed enhanced cooperation in advertising, marketing, and educational programs between us and RDOC through a customer contact and data base management strategy that emphasized seamless support of the Rich Dad brand and its customers.

On March 25, 2011, we entered into a credit agreement with RDOC (“Credit Agreement”) that converted approximately $3.5 million of royalty payments due as of December 31, 2010 into a promissory note with stated terms.

On August 31, 2012, we entered into a Memorandum of Understanding (“MOU”) with RDOC, whereby RDOC consented to the deferral by us of payments due under the 2010 Rich Dad License Agreement for (x) the shortfall of royalties payable by us for the month of July 2012 and (y) the entirety of royalties for each of the months of August and September 2012, in the aggregate amount of $1.7 million. The payment obligations for such deferrals were evidenced in an unsecured interest-free demand note payable from us to Rich Dad with a maturity date of December 31, 2014. The MOU also provided for (i) the appointment of Anthony C. Humpage to be Chief Executive Officer of Tigrent, (ii) the parties to amend the terms of the 2010 Rich Dad License Agreement to provide for the termination of such Agreement upon the occurrence of a Change in Control, as such term is defined in the Agreement and (iii) the parties to amend the Credit Agreement with RDOC to provide for the acceleration of the due date of all sums payable by us thereunder upon a Change of Control.

On or about September 18, 2012, we entered into (i) a First Amendment to the Credit Agreement and First Amendment to Promissory Note to provide that a Change of Control (as defined in the First Amendment) would constitute an Event of Default pursuant to which all of our indebtedness under the Credit Agreement shall automatically become due and payable, and (ii) a First Amendment to the 2010 Rich Dad License Agreement that provided that the License Agreement would terminate, without further action of the parties, upon a Change of Control.

On March 15, 2013, we entered into (i) a Second Amendment to its 2010 Rich Dad License Agreement with RDOC pursuant to which we were granted the exclusive right to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide and (ii) a related Royalty Payment Agreement. Under this Second Amendment and Royalty Payment Agreement, we had the unilateral right to retroactively pay up to half of each month’s royalties in the form of an interest-free promissory note, and up to 100% of each month’s royalties in the form of an interest free promissory note with the consent of RDOC. Promissory notes issued under this Second Amendment were due and payable on December 31, 2014 (i.e., the date of expiration of the 2010 Rich Dad License Agreement), but could be prepaid at any time without penalty. The Second Amendment and Royalty Payment Agreement also provided that the promissory notes issued thereunder would automatically convert into shares of our preferred stock upon a Change of Control as defined in the Royalty Payment Agreement. We issued a series of promissory notes under this Second Amendment and Royalty Payment Agreement totaling $3.6 million in royalties for the months commencing October 2012 through August 2013, inclusive. As a result, $1.2 million of royalties payable in the current liabilities on our consolidated balance sheet, as of December 31, 2013, was classified as long-term debt. All current and future royalties payable to RDOC were deferrable under this Amendment.

Effective September 1, 2013, we entered into new licensing and related agreements with RDOC (collectively, the “2013 License Agreement”) that replaced the 2010 Rich Dad License Agreement that was scheduled to expire at the end of 2014. The initial term of the 2013 License Agreement expires August 31, 2018, but continues thereafter on a yearly basis unless one of the parties provides timely notice of termination. The 2013 License Agreement broadened the field of use to include real estate investing, business strategies, stock market investment techniques, stock/paper assets, cash management, asset protection, entrepreneurship and other financially-oriented subjects. The 2013 License Agreement also (i) reduces the royalty rate payable to RDOC compared to the 2010 Rich Dad License Agreement; (ii) broadens the Company’s exclusivity rights to include education seminars delivered in any medium; (iii) eliminates the cash collateral requirements and related financial covenants contained in the 2010 Rich Dad License Agreement; (iv) continues our right to pay royalties via a promissory note that is convertible to preferred shares upon the occurrence of a Change in Control (as defined in the 2013 License Agreement); (v) continues the presence of an RDOC representative on our Board of Directors; (vi) eliminated approximately $1.6 million in debt from our consolidated balance sheet as a result of debt forgiveness provided for in the agreement terminating the 2010 Rich Dad License Agreement; and (vii) converted another approximately $4.6 million in debt to 1,549,882 shares of our common stock. The debt forgiveness of $1.6 million is shown on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2013. The conversion of the debt to equity of $4.6 million is shown on the consolidated statement of changes in stockholders’ deficit for 2013.

On April 22, 2014, we entered into an agreement with RDOC to settle certain claims we had against RDOC, Robert Kiyosaki, and Darren Weeks arising out of RDOC’s, Kiyosaki’s, and Weeks’s promotion of a series of live seminars and related products known as Rich Dad:GEO that we alleged infringed on its exclusive rights under the 2013 License Agreement between the Company and RDOC (the “GEO Settlement Agreement”). In the GEO Settlement Agreement, RDOC, Kiyosaki, and Weeks agreed to terminate any further activity in furtherance of the Rich Dad:GEO program. In addition, RDOC agreed, among other things, to (i) amend the 2013 License Agreement to halve the royalty payable by us to RDOC to 2.5% for the whole of 2014, (ii) cancelled approximately $1.3 million in debt owed by us to RDOC, and (iii) reimburse us for the legal fees it incurred in the matter. In addition, RDOC’s right to appoint one member of our Board of Directors previously continued under the 2013 License Agreement was cancelled.

The 2013 License Agreement and the GEO Settlement Agreement were assigned to our wholly owned subsidiary, Legacy Education Alliance Holdings, Inc. on September 10, 2014.

License Agreement with Robbie Fowler

We entered into a Talent Endorsement Agreement with an effective date of January 1, 2013 with Robbie Fowler that supplements and earlier November 2, 2012 Agreement with Mr. Fowler (collectively, the “Fowler License Agreement”). The Fowler License Agreement grants us the exclusive right to use Robbie Fowler’s name, image, and likeness in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. The term of the license is scheduled to expire on January 1, 2015, but may be extended upon the mutual consent of the parties. Under the Fowler License Agreement, we pay Mr. Fowler a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products, after deductions for value added taxes, returns and refunds.

License Agreement with Martin Roberts

In 2009, we entered into a Talent Endorsement Agreement with Martin Roberts that grants us the exclusive right to use Martin Robert’s, name, image, and likeness, as well as well as the rights to use the name of Mr. Roberts’s published book entitled “Making Money From Property”, in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. The term of the license will continue unless (i) terminated by one party upon the event of a default of the party, or (ii) by either party without cause upon thirty (30) days prior written notice to the other party. Under the License Agreement with Mr. Roberts, we pay Mr. Roberts a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products that are collected within thirty (30) days after a Company-sponsored Martin Roberts-branded event, after deductions for value added taxes, banking charges, returns, refunds, and third party commissions. For sales to clients introduced to us directly by Mr. Roberts and his associated websites as well as other marketing and promotional activities Mr. Roberts or his associated companies may wish to undertake from time to time that are not part of a Company sponsored event and which result in the sale of ours basic training her marketing and promotional activities, Mr. Roberts is entitled to 50% of gross revenue from such sales of directly introduced clients.

Marketing

Our Rich Dad brands, along with our other brands, are the foundation for our marketing efforts. These brands provide credibility and sustainability within our media mix to promote live events and online trainings. Live onsite two-hour preview events are offered weekly in four to six markets in the U.S., Canada and the U.K. Marketing these events is primarily done online through banner ads, text ads, and emails. Direct mail, radio, public relations, social media and print advertising are also used to obtain event registrations. We enter into marketing and other agreements with other organizations to market our products and services to the public internationally.

We offer people the opportunity to attend or preview our three-day basic training class. People that enroll and attend the basic training class receive reference materials relevant to the subject matter to be taught at the class. The basic training course is usually held over a weekend within two to four weeks of the initial free preview workshop. Our experience is that offering the preview is an effective way to market and sell our three-day basic training courses.

Marketing efforts continue to those customers who choose to continue their education with a three-day basic training class. Welcome letters, product kits (manuals and CDs), an online reference library, and reminder letters are all branded for consistency and credibility. Customers at the three-day basic training may choose to continue their education through our advanced training classes and mentorships offered during the basic training class.

Advanced training classes are offered through various delivery methods to meet the needs of our customers. We are in the process of re-branding our advanced training classes from Rich Dad Education to Elite Legacy Education to reflect the fact that we are diversifying the brands that sell into our advanced training. As a result of these re-branding efforts, we expect that our advanced training classes will no longer utilize the Rich Dad Education name, but that Rich Dad will remain the primary marketing channel for attracting customers to our advanced courses in the U.S.

We also market for new customers who prefer to learn online and provide people the opportunity to attend free ninety-minute live online webinars that are held weekly on six different topics. Webinars are marketed via online banner ads, affiliate marketing, email campaigns and other registration pages. Customers can also attend paid online trainings which are marketed through banner ads, affiliates and email campaigns.

Training Programs

We have three significant categories for our programs:

●	Basic training courses,

●	Advanced training courses, and

●	Individualized mentoring and coaching programs.

Basic Training Courses

Rich Dad™ Education offers courses teaching real estate and financial instruments emphasizing philosophies taught by Robert Kiyosaki, author of Rich Dad Poor Dad. These courses concentrate on principles while allowing customers to apply what they have learned playing the board game, CASHFLOW® , which was developed by Mr. Kiyosaki. These courses are offered in the U.S., the U.K. and Canada.

Real Options Masters™ is a course dedicated to providing educational training designed to help investors increase their knowledge on how to use stock options. Developed in conjunction with Investor’s Business Daily®, a leading financial news and research organization since 1984, customers are offered educational support throughout the process.

The Independent Woman™ is a leader in the effort to provide educational training, seminars, and services designed to help women increase their financial intelligence. Developed with Kim Kiyosaki, investor, entrepreneur, and bestselling author of Rich Woman and It’s Rising Time, our goal is to impart the principles and strategies essential for improved financial security.

During 2014, we launched Brick Buy Brick™ and Women in Wealth™ in the U.S. and Canada, which are brands that we currently operate in the U.K.

In the United Kingdom, we also offer products under the following brands:

Building Wealth™ offers a curriculum focused on real estate and the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties and leasing rental units to tenants to generate multiple sources of cash flow. Customers are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with an emphasis on creative financing strategies.

Making Money from Property with Martin Roberts offers a real estate curriculum focused on property auctions. The seminar is based on the real estate experience and knowledge of Martin Roberts, a well-known U.K. presenter and property journalist who develops properties in the United Kingdom, Europe and Canada. Customers are taught about buying property at auctions, rental and capital growth strategies, negotiating transactions and buying properties overseas.

Teach Me To Trade® offers a curriculum focused on financial instrument trading strategies using software and specific teaching techniques designed by us. Customers are taught to understand the stock market, foreign exchange, options, futures, investment strategies, risks and how to improve returns in both bull and bear markets.

Women in Wealth™ teaches women how to take control of their financial circumstances, gain enough money and independence to achieve their financial goals and gain information on the latest wealth-building strategies and techniques.

Robbie Fowler’s Property Academy offers a real estate curriculum focused on Buy-To-Lease. The seminar reflects the real estate experience and knowledge of Robbie Fowler, a well-known U.K. sports personality who invested heavily in a Buy-To-Let portfolio in the United Kingdom during and after his professional football career. Customers are taught about buying property at auctions, rental and capital growth strategies and negotiating transactions.

Brick Buy Brick offers a curriculum focused on real estate and the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties and leasing rental units to tenants to generate multiple sources of cash flow. Customers are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with an emphasis on creative financing strategies.

Advanced Training Courses

Customers who attend our basic training courses may choose to continue with advanced training courses in real estate or financial instruments investing or entrepreneurship skills. The advanced training courses of study include:

Real Estate Advanced Courses		Financial Instruments Advanced Courses
—	Crucial Operations in Real Estate (C.O.R.E.)	—	Master Trader™
—	Tax and Asset Protection	—	Cash Flow Options
—	Wholesale Buying	—	FOCUS FOREX
—	Discount Notes & Mortgages	—	Spread Trader
—	Banking Relationships & Short Sale Systems	—	Advanced Technical Repair Analysis & Trade Repair Strategies
—	Mobile Homes	—	Elite Options
—	Foreclosure Strategies	—	FACT (Futures & Commodity Trading)
—	Residential Property Rehab	—	Asset Protection
—	Marketing Today
—	Income Properties
—	Tax Liens
—	Lease Options
—	Commercial Real Estate
—	Business Financing & Factoring
—	Land Development
—	Creative Real Estate Financing
—	Master Investor (Canada)
—	Real Estate Negotiating Techniques (Canada)
—	Property Management & Cash Flow (Canada)
—	Distressed Property & Repossessions (U.K.)
—	Asset Protection (U.K.)
—	Lease Options/Purchase Options (U.K.)
—	Houses of Multiple Occupancy (U.K.)
—	Auction Training (U.K.)
—	Social Housing (U.K.)

Customers may access training content through multiple delivery channels, including:

●	Live instruction in classroom settings;

●	Onsite mentoring;

●	Telephonic mentoring;

●	Electronic access to live online or pre-recorded on-demand programs;

●	Electronic media;

●	Symposiums; and

●	Webinars.

Through strategic partners, customers can purchase a license to use supporting software for real estate or financial instruments investing. With either software program, a subscription-based data service is available for purchase which allows customers to interactively determine investment options and make better informed decisions about potential investments.

Individualized Mentoring and Coaching Programs

We offer live, real time, one-on-one mentoring for both Real Estate and the Financial Markets that are tailored to meet students’ individual goals and needs. Real Estate mentoring is offered on site at the student’s chosen location, while Financial Market mentoring can be provided either on-site or remotely. Mentoring is intended to give the student a professional assessment of his or her individual goals and experience and to help the student build an investment plan that can be put into action. Mentoring sessions are generally 2 to 4 days in length.

Coaching programs are typically sold in a number of different areas and generally delivered in 12 to 16 weekly one-on-one telephone sessions. Some of the topics include Cashflow 101, Choose to Be Rich Coaching, Real Estate Coaching, Paper Assets Coaching and Entrepreneur Coaching. A set curriculum approach is generally used. Each module comes with assignments, exercises and reading materials to be completed between sessions.

Geographic Diversification

We operate primarily in:

●	The United States,

●	Canada, and

●	The United Kingdom

We have expanded our international operations from the U.K. into other nations, including countries in Europe, Africa and Asia, and other nations on an opportunistic basis.

Competition

During our more than 20-year history, we have competed, in a broad sense, with a number of organizations within the U.S. and internationally. The only current significant competitors are Fortune Builders and Armando Montelongo. We are also facing competition more recently from a variety of companies, including Zurixx, Dean Graziosi, Flip Advantage, Flipping Formula, Winning the Property War, and Yancey Co. These more recent competitors have established brands through a media-based relationship, such as HGTV, and use television programs to promote their brands. We distinguish our brands from these more recent competitors by leveraging a longer term consistent branding, such as our brand Making Money from Property with Martin Roberts, an affiliation with Martin Roberts of the British Broadcasting Corporation (“BBC”).

We believe that Success Resources is our only significant global competitor in the large event business. We have a strong relationship with this company through our U.K. operations and have worked closely with them on various ventures.

Generally, competitive factors within the proprietary training market include:

●	The range and depth of course offerings;

●	The quality of trainers;

●	The quality of reference materials provided in connection with course studies; and

●	Cost.

We believe that the range and depth of our course offerings, the quality of our trainers and reference materials are comparable or superior to those of our competitors. Typically, our trainers for our advanced courses have been active investors in their chosen field, have been trained by us and, to a large degree, are previous customers of our programs. Trainers for our advanced courses are chosen based on their knowledge and experience with the coursework covered, and are further qualified by meeting knowledge standards developed internally.

Employees and Independent Contractors

As of February 25, 2015 we had approximately 175 full-time employees of whom 140, or 80%, were located in the U.S. and the remaining 20% located in the United Kingdom or Canada. In addition, we employ part-time employees in various capacities and independent contractors who are trainers, coaches or mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid commissions based upon the dollar value of the courses purchased by customers at our free preview workshops and basic training courses, or are paid fixed fees for teaching and mentoring advanced courses. Independent contractors are required to execute agreements with us that set forth their commission structures and contain customary confidentiality and non-competition provisions.

ITEM 1A. RISK FACTORS

Before deciding to purchase, hold or sell our Common Stock, you should carefully consider the risks described below in addition to the other cautionary statements, risks and information described elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, it could have a material adverse effect on the Company, our business, financial condition, results of operations and/or liquidity. In that case, the trading price of shares of our Common Stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business

We have experienced negative or only modest cash flows from operations in 2014 and 2013. If this trend continues in the future, it could impair our ability to fund our working capital needs and adversely affect our financial condition.

Management currently projects that our available cash balances will be sufficient to maintain our operations during 2015 and beyond. However, when considering all of the applicable operational and external risks and uncertainties, including, but not limited to cash contributions from new and ongoing business initiatives, our ability to effectively execute our strategies, and potential current and future litigation matters, we believe that we may not be adequately capitalized. We may seek to obtain additional capital through the issuance of equity or debt, which may dilute the equity holdings of our current investors. In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates, and repayment provisions that reduce cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the current economic environment. Since the fall of 2008, there has been significant deterioration in the credit and real estate markets that, although has improved over the last few years, we do not believe that it has fully recovered as of the date of this report. Continuing sluggish growth in the economy threatens to cause continued tight credit and equity markets and stringent lending and investing standards. The persistence of these conditions could have a material adverse effect on our access to debt or equity capital. In addition, renewed deterioration in the economy could adversely affect our corporate results, which could adversely affect our financial condition and operations. In addition, our ability to raise additional capital may be adversely impacted by our financial results and liquidity position. As a result of these and other factors, additional capital in sufficient amounts at acceptable prices may not be available if needed. If we cannot generate the required revenues to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, or limit our operations.

Our failure to remain in compliance with the 2013 License Agreement with Rich Dad Operating Company, LLC could result in the termination of our license to the Rich Dad brand, which would materially adversely impact our business operating results and financial condition, given the high concentration of sales from course offerings under the Rich Dad® Education Brand

Our Rich Dad™ Education real estate and financial market course offerings accounted for a significant portion of our total cash sales and total revenue in 2014. If sales from the Rich Dad™ Education Brand were to decrease for any reason or if our relationship with the Rich Dad Parties was terminated due to default under our agreements with the Rich Dad Parties, it would have a material adverse effect on our business, results of operations and financial condition. Our new agreements with the Rich Dad Parties are effective through August 31, 2018; however, there can be no assurances that our relationship will not terminate prior to that date if a default were to be declared. See the section entitled “Licensing Agreements with the Rich Dad Parties” above, for a discussion of the terms of this significant agreement.

Uncertain economic conditions and other changes experienced by our customers, including the willingness to trade or invest in securities or real estate, could influence their willingness to spend their discretionary income on our course offerings, contributes to uncertainty in forecasting risk regarding our future results of operations.

Uncertain economic conditions may affect our customers’ discretionary income, access to credit and ability and willingness to purchase our training courses and products. Economic conditions and consumer spending are influenced by a wide range of factors that are beyond our control in which we have significant forecasting risk. These conditions include but are not limited to:

●	Demand for training and our related products;

●	Conditions in the securities and investment markets;

●	Conditions in the real estate market;

●	Availability of mortgage financing and other forms of credit and consumer credit;

●	General economic and business conditions;

●	Adverse changes in consumer confidence levels;

●	General political developments; and

●	Adverse weather or natural or man-made disasters.

A prolonged economic downturn or uncertainty over future economic conditions, particularly in the U.S., could increase these effects on our business. In addition, our ongoing business improvement efforts and related operational changes add to the difficulty and risk of forecasting the timing, magnitude and direction of operational and financial outcomes with respect to our business.

Our failure to maintain agreements with third-party financing companies could limit our potential customers’ ability to fund desired courses.

During 2014, we developed relationships with third-party financing companies, whereby they offer our potential customers with immediate financing alternatives that were not previously available to them for the purchase of our products and services. We believe this is a positive outcome for our business as it potentially improves both revenues and operating cash flows. If we were not able to effectively maintain these relationships, our business could be negatively impacted if some of our potential customers were not able to obtain alternatively acceptable financing.

We face significant competition in our markets.

Our success depends upon our ability to attract customers by providing high-quality courses and training materials, as well as to attract and retain quality trainers to provide those courses. The market for training courses for specific business issues, such as real estate or stock market investing, is intensely competitive. If we are unable to successfully compete, our business, operating results and financial condition will be materially harmed. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to course development than we can. In addition, it is possible that certain competitors, or potential competitors, could reduce their pricing to levels that would make it difficult for us to compete. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

In addition, in order to compete effectively in our markets, we may need to change our business in significant ways. For example, we may change our pricing, product, or service offerings, make key decisions about technology changes or marketing strategies, or acquire additional businesses or technologies. Any of these actions could hurt our business, results of operations, and financial condition.

Laws and regulations can affect the operation of our business and may limit our ability to operate in certain jurisdictions.

Federal, state and international laws and regulations impact our operations and may limit our ability to obtain authorization to operate in some states or countries. Many federal, state and international governmental agencies assert authority to regulate providers of investment training programs. Failure to comply with these regulations could result in legal action instituted by the jurisdictions, including cease and desist and injunctive actions. In the event we are subject to such legal action, our reputation could be harmed and the demand for our course offerings could be significantly reduced. We are involved from time to time in routine legal matters incidental to our business, including disputes with students and requests from state regulatory agencies. Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations. Future regulatory changes with respect to the various topics of our courses or the investment techniques we teach, could also impact the content of our course offerings, which in turn, could negatively impact future sales.

We could have liability or our reputation could be damaged if we do not protect customer data or if our information systems are breached.

We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our customers. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential customer or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of individually identifiable information. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential customer or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose customers.

Our ability to offer courses may be affected by natural disaster, strikes or other unpredictable events.

Natural disasters, external labor disruptions and other adverse events may affect our ability to conduct our business, resulting in a loss of revenue. Severe weather or natural disasters, such as floods and earthquakes, may reduce the ability of our course participants to travel to our courses. These natural disasters may also disrupt the printing and transportation of the materials used in our direct mail campaigns. Furthermore, postal strikes could occur in the countries where we operate which could delay and reduce delivery of our direct mail marketing materials. Transportation strikes could also occur in the countries where we operate, adversely affecting course offerings.

Our operations outside the United States subject us to additional risks inherent in international operations.

We currently operate in the United Kingdom, Canada and other international markets in addition to our U.S. operations and we plan on expanding our international business going forward. As a result, we face risks that are inherent in international operations, including:

●	Complexity of operations across borders;

●	Currency exchange rate fluctuations;

●	Multiple and possibly overlapping or conflicting tax laws;

●	Applicability of training concepts to foreign markets; and

●	Compliance with foreign regulatory requirements including data protection

If we are unable to successfully manage these factors, our business could be adversely affected and our results of operations could suffer.

Our loss of any of our key executive personnel, or high performing trainers, could disrupt our operations and reduce our profitability.

The loss of the services of any key individuals may have a material adverse effect on our business. We currently do not maintain key man insurance on any member of our senior executive management team. Our future success also depends on our ability to retain and attract high performing speakers and trainers. The loss and/or inability to retain these speakers and trainers, or to recruit suitable replacements, may affect our performance and reduce our profitability.

Any decrease in the popularity of the Rich Dad® Education Brand would have an adverse impact on our financial condition.

If the Rich Dad™ Education Brand were to experience a decrease in popularity, it would have a significant impact on our business, results of operations and financial condition. In the current economic environment, many individuals are not interested in purchasing real estate investment courses or products. The decreased interest in real estate investing could impact the Rich Dad™ Education Brand. Additionally, if Mr. and Mrs. Kiyosaki, the founders of the Rich Dad™ Education Brand, do not spend as much time in the public eye, it could impact the popularity of the Rich Dad™ Education Brand and consequently impact our sales of Rich Dad™ Education products.

If there is a material change in our relationships with our customers or in the demand by potential customers for our services, it could have a significant impact on our business.

Our success is dependent on our ability to successfully attract customers to programs that they feel will enhance their skill sets and enhance their earning power. Their level of satisfaction with our course offerings affects our reputation as they tell others about their experience. Our business could suffer if we fail to deliver quality programs at acceptable price points.

We are highly dependent on our senior management, and if we are not able to retain them or to recruit and retain additional qualified personnel, our business will suffer.

We are highly dependent upon our senior management, including Anthony C. Humpage, our Chief Executive Officer. The loss of services of Anthony C. Humpage or any other member of our senior management could have a material adverse effect on our business, prospects, financial condition and results of operation.

We may choose to increase our management personnel. For example, we will need to obtain certain additional functional capability, including regulatory, sales, quality assurance and control, either by hiring additional personnel or by outsourcing these functions to qualified third-parties. We may not be able to engage these third-parties on terms favorable to us. Also, we may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel among companies that operate in our markets. If we fail to identify, attract, retain and motivate highly skilled personnel, or if we lose current employees, our business, prospects, financial conditions and results of operations could be adversely affected.

A single stockholder controls us.

TIGE owns approximately 80% of our issued and outstanding shares of Common Stock. TIGE has the voting ability to influence the membership of our Board of Directors and the outcome of other decisions requiring stockholder approval. This level of ownership may delay, deter or prevent the change of control of us, even if such change of control would be beneficial to the other holders of our securities.

Risks Related to Ownership of Our Common Stock

We may issue shares of preferred stock that subordinate your rights and dilute your equity interests.

We believe that for us to successfully execute our business strategy we will need to raise investment capital and it may be preferable or necessary to issue preferred stock to investors. Preferred stock may grant the holders certain preferential rights in voting, dividends, liquidation or other rights in preference over a company’s common stock.

The issuance by us of preferred stock could dilute both the equity interests and the earnings per share of existing holders of our Common Stock. Such dilution may be substantial, depending upon the number of shares issued. The newly authorized shares of preferred stock could also have voting rights superior to our Common Stock, and in such event, would have a dilutive effect on the voting power of our existing stockholders.

Any issuance of preferred stock with voting rights could, under certain circumstances, have the effect of delaying or preventing a change in control of us by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of us. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Such issuances could therefore deprive our stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price that such an attempt could cause. Moreover, the issuance of such shares of preferred stock to persons friendly to our Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

Our Common Stock has a limited trading market, which could affect your ability to sell shares of our Common Stock and the price you may receive for our Common Stock.

Our Common Stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on the OTCQB maintained by OTC Markets, Inc. under the symbol “LEAI”. There is only limited trading activity in our securities. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our Common Stock will provide an active and liquid trading market, which could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our Common Stock, which would likely have a depressing effect on the price of our Common Stock and add increased volatility to our trading market. The volatility of the market for our Common Stock could have a material adverse effect on our business, results of operations and financial condition. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our Common Stock.

You may have limited access to information regarding our Company because we are a limited reporting company exempt from many regulatory requirements.

As a public company subject to Section 15(d) of the Exchange Act, we are not required to prepare proxy or information statements; our Common Stock is not subject to the protection of the going private regulations; the Company is subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent stockholders are not required to file beneficial ownership reports about their holdings in our Company; such persons are not subject to the short-swing profit recovery provisions of the Exchange Act; and stockholders of more than five percent (5%) are not required to report information about their ownership positions in the securities. As a result, investors will have reduced visibility as to the Company and its financial condition.

We may voluntarily file for deregistration of our Common Stock with the Commission.

Compliance with the periodic reporting requirements required by the SEC consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us. Our senior management team has relatively limited experience managing a company subject to the reporting requirements of the Exchange Act, and the regulations promulgated thereunder. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

In addition, if we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be in non-compliance with applicable SEC rules or the securities laws, and be delisted from the OTC Bulletin Board or other market we may be listed on, which would result in a decrease in or absence of liquidity in our Common Stock, and potentially subject us and our officers and directors to civil, criminal and/or administrative proceedings and cause us to voluntarily file for deregistration of our Common Stock with the Commission.

Our management and our independent auditors have identified internal control deficiencies, which our management and our independent auditors believe constitute material weaknesses.

Our management and our independent auditors have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting.  The weaknesses in our internal control system that were identified by our auditors generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

●	The determination of policies regarding certain areas of revenue recognition; and

●	Insufficient internal controls over our information technology systems, which permits unauthorized changes to our financial records to not be prevented or detected in a timely manner, and insufficient redundant back up of our financial records.

If we fail to effectively remediate any of these material weaknesses or other material weaknesses or deficiencies in our control environment that may be identified in the future, we may be unable to accurately report our financial results, or report them within the time frames required by law or exchange regulations, to the extent applicable, which would have a negative impact on us and our share price.

Future sales of our Common Stock in the public market could lower the price of our Common Stock and impair our ability to raise funds in future securities offerings.

We may decide to raise additional capital through the sale of our securities. Future sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our Common Stock and could make it more difficult for us to raise funds in the future through the sale of our securities.

In the event we raise capital through a private placement of our Common Stock and/or other securities convertible into shares of our Common Stock, such offering could dilute both the equity interests and the earnings per share of our stockholders. Such dilution may be substantial, depending upon the number of shares issued in any potential private placement.

The market price of our Common Stock may be volatile and may be affected by market conditions beyond our control.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, our shares of Common Stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our Common Stock will sustain its current market price, or as to what effect the sale of shares or the availability of Common Stock for sale at any time will have on the prevailing market price.

The market price of our Common Stock is subject to significant fluctuations in response to, among other factors:

●	Changes in our financial performance or a change in financial estimates or recommendations by securities analysts;

●	Announcements of innovations or new products or services by us or our competitors;

●	The emergence of new competitors or success of our existing competitors;

●	Operating and market price performance of other companies that investors deem comparable;

●	Changes in our Board of Directors or management;

●	Sales or purchases of our Common Stock by insiders;

●	Commencement of, or involvement in, litigation;

●	Changes in governmental regulations; and

●	General economic conditions and slow or negative growth of related markets.

In addition, if the market for stock in our industry, or the stock market in general, experiences a loss of investor confidence, the market price of our Common Stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our Common Stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and distract our Board of Directors and management.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our Common Stock for returns on your investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Common Stock. Accordingly, investors must be prepared to rely on sales of their Common Stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our Common Stock. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock.

The Commission has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our Common Stock is a “penny stock”, and we are subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule affects the ability of broker-dealers to sell our securities and affects the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our shares of Common Stock will qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock if the Commission finds that such a restriction would be in the public interest.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted similar rules that may also limit a stockholder’s ability to buy and sell our Common Stock. FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for such customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Stockholders holding restricted shares of common stock may sell shares under Rule 144 in a manner that adversely affects our share price, even if our business is doing well.

Approximately 80% of our issued and outstanding shares of common stock are not registered under the Securities Act (or restricted common stock). If TIGE distributes these shares to its stockholders or shares are otherwise provided to such stockholders in exchange for their stock in TIGE, then the stockholders of TIGE would be the stockholders that hold the restricted common stock. Stockholders holding such shares restricting common stock are permitted sell such shares in public market transactions in accordance with Rule 144 under the Securities Act (“Rule 144”), which permits the resale of restricted common stock without requiring registration, subject to various terms and conditions, including certain volume limitations that are applicable if the stockholder is an affiliate of us or acquired shares from an affiliate within a specified period of time (90 days prior to the proposed sale date). Rule 144 effectively permits stockholders to sell shares of restricted common stock as if such shares were registered. Prior to the Merger, we were deemed to be a “shell company,” and accordingly, stockholders of restricted common stock will be permitted to use Rule 144 from and after the trading date that is one year after the date of the Merger, provided that at the time of any such sale, we have satisfied certain reporting requirements which we will satisfy if we comply with our reporting obligations as a public company. This one year date is referred to as the “cliff” and marks the date that a significant amount of our current public float may freely trade. If a large number of our shares of restricted common stock are sold in market transactions, or otherwise, there would be significant selling pressure and the market price of our Common Stock would be adversely affected, even if our business is doing well and the price does not reflect the true fair value of our shares of Common Stock. Any such event could also impair our ability to raise capital.

Provisions of the Nevada corporate law limit the ability of the acquisition of our company.

The Nevada Revised Statutes, which is the general corporate law applicable to us, contain provisions governing acquisition of controlling interest of us. These provisions provide generally that any person or entity that acquires a certain percentage of our outstanding voting shares may be denied voting rights with respect to the acquired shares, unless the holders of a majority of the voting power of us, excluding the shares that any such acquiring person or entity, an officer or a director of the corporation, and an employee of the corporation exercises voting rights, elect to restore such voting rights in whole or in part. This provision of the Nevada Revised Statutes could impede an acquisition of us even if a premium would be paid to our stockholders for their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Staff of the SEC has provided comments to our Form 8-K filed November 10, 2014 (File No. 333-184897) which commented as to our eligibility as a Smaller Reporting Company.  Our position is that the scaled disclosures applicable to Smaller Reporting Companies are applicable to us.

ITEM 2. PROPERTIES

The following table sets forth our office locations as of December 31, 2014:

Purpose	Location	Own/lease	Approximate square footage	Lease expiration
Executive offices	Cape Coral, FL	Own	40,734	—
U.S. operations and telemarketing headquarters	Salt Lake City, UT	Lease	6,294	Nov. 2018
Canadian headquarters	Vaughn, Ontario	Lease	5,100	Feb. 2019
U.K. headquarters and training center	Richmond, Surrey	Lease	3,350	Various
			55,478

We are the sole beneficiary of a land trust that owns the land and building of our executive offices in Cape Coral, Florida. James E. May, our Chief Administrative Officer and General Counsel, serves as the trustee. Our executive office building is approximately 40,734 square feet and is situated on approximately 4.5 acres.

We lease approximately 6,294 square feet of office space in Salt Lake City, Utah for our U.S. operations and telemarketing headquarters. The lease expires in November 2018 and rent is payable monthly at rates increasing from $8,890 to $10,306 over the term of the lease.

We lease approximately 5,100 square feet of office space in Ontario, Canada for our Canadian headquarters. The lease expires in February 2019 and rent is payable monthly at rates increasing from approximately $3,000 to $3,600 over the term of the lease.

We lease approximately 3,350 square feet of office space which is used for both corporate administration and training purposes. We lease various rooms in the same facility with different lease terms expiring between May 2015 and February 2017. The total monthly rent is approximately $92,400.

We believe that our facilities are adequate for our current purposes.

ITEM 3. LEGAL PROCEEDINGS

See Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for information about legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of Common Stock are quoted on the OTCQB Market under the symbol LEAI. Prior to our Merger, our shares were quoted on the OTCQB Market under the symbol PRCD commencing on April 7, 2014. The following table shows the high and low bid prices of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	High	Low
Year ended December 31, 2014
Fourth Quarter	$0.90	$0
Third Quarter	$0	$0
Second Quarter	$0	$0
First Quarter	$0	$0
Year ended December 31, 2013
Fourth Quarter	$0	$0
Third Quarter	$0	$0
Second Quarter	$0	$0
First Quarter	$0	$0

Holders

As of December 31, 2014, there were approximately 67 stockholders of record for our Common Stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

Dividends

We have not paid out any cash dividends for the past two years and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity based compensation plan.

Recent Sales of Unregistered Securities

Sales of securities prior to the Merger

On July 10, 2014, we issued 5,000,000 shares of Common Stock for aggregate gross proceeds of $50,000, or $0.01 per share.

On November 22, 2013, we issued 500,000 shares of Common Stock for aggregate gross proceeds of $5,000, or $0.01 per share.

On October 4, 2013, we issued 3,250,000 shares of Common Stock for aggregate gross proceeds of $32,500, or $0.01 per share.

On November 23, 2011, we issued a total of 5,000,000 shares of Common Stock to two former officers for total consideration of $50,000, or $0.01 per share. A total of 1,000,000 of the shares issued on such date were subsequently cancelled on November 22, 2013.

The shares of Common Stock issued prior to the Merger were offered and sold in private transactions in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuances of the securities were isolated private transactions by us which did not involve any public offering; (b) there were limited offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; and (d) the negotiations for the sale of the securities took place directly between the offerees and us.

Sales of securities subsequent to the Merger

On December 31, 2014, we issued 3,000 shares of Common Stock in exchange for vendor services performed, valued at approximately $1,650.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the periods indicated should be read in conjunction with our consolidated financial statements, related notes and the other financial data included elsewhere in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors”, and elsewhere in this Annual Report on Form 10-K.

Business Overview

We provide practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help customers become financially knowledgeable and elevate the financial well-being of people from all walks of life, primarily through our Rich Dad tm Education brand, which is based on the teachings of Robert Kiyosaki, entrepreneur, investor, educator and author of bestseller Rich Dad Poor Dad . Our services are delivered through various channels that include live courses, online trainings, coaching, mentoring programs, and multi-media products that impart skills and knowledge in real estate investing, financial instrument investing (stocks, bonds, etc.), entrepreneurship and personal finance.

Results of Continuing Operations

	Years ended December 31,
(in thousands)	2014	2013
Revenue	$96,508	$85,118
Operating costs and expenses:
Direct course expenses	45,229	40,488
Advertising and sales expenses	22,249	21,592
Royalty expense	6,280	6,812
General and administrative expenses	17,181	13,828
Total operating costs and expenses	90,939	82,720
Income from operations	5,569	2,398
Other income:
Litigation settlement	1,300	-
Forgiveness of debt	-	1,652
Other income, net	556	369
Total other income	1,856	2,021
Income before income taxes	7,425	4,419
Income tax benefit (provision)	(60)	435
Net income from continuing operations	$7,365	$4,854

Our operating results, expressed as a percentage of revenue are set forth in the table below:

	Years ended December 31,
	2014	2013
Revenue	100.0%	100.0%
Operating costs and expenses:
Direct course expenses	46.9	47.6
Advertising and sales expenses	23.0	25.4
Royalty expense	6.5	8.0
General and administrative expenses	17.8	16.2
Total operating costs and expenses	94.2	97.2
Income from operations	5.8	2.8
Other income:
Litigation settlement	1.3	-
Forgiveness of debt	-	1.9
Other income, net	0.6	0.5
Total other income	1.9	2.4
Income before income taxes	7.7	5.2
Income tax benefit (provision)	(0.1)	0.5
Net income from continuing operations	7.6%	5.7%

Operating Segments

We operate in three operating segments based on geographic areas in accordance with Accounting Standards Codification 280, Segment Reporting. The proportion of our total revenue attributable to each segment is as follows:

	Years ended December 31,
As a percentage of total revenue	2014	2013
U.S	73.1%	74.4%
Canada	6.3	8.8
U.K. and other foreign markets	20.6	16.8
Total consolidated revenue	100.0%	100.0%

United States

Over the past several years, our U.S. business shifted its focus to primarily consist of Rich Dad™ Education brand offerings. During 2014, our Rich Dad brands account for approximately 99% of our total U.S.-based revenue, the majority of which pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands, such as Independent Women tm, Women in Wealth tm, and Brick Buy Brick tm to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

Canada

Similar to the U.S., our Canadian operations primarily consist of Rich Dad branded offerings. During 2014, our Rich Dad brands account for approximately 96% of our total Canadian-based revenue, the majority of which pertained to real estate-related education, with the balance pertaining to financial markets training.

U.K. and Other Foreign Markets

In contrast to our U.S. and Canadian operations, our U.K. business is more diversified among several different brands. During 2014, our Rich Dad brands account for approximately 50% of our total U.K-based revenue, the majority of which pertained to real estate-related education, with the balance pertaining to financial markets training.

We currently operate in other foreign markets, including European, Asian and African countries (including Germany, Hong Kong, India, Ireland, Malaysia, Singapore, South Africa and Sweden) and Australia although our business to date has not been material to our Company as a whole. However, we believe that these current international markets, together with new international markets, represent an area of future growth potential.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Executive Overview and Outlook

In November 2014, we completed our Merger -- effectively positioning ourselves for accessing public financing markets in 2015 and beyond. If we are successful in obtaining additional funding, we plan to improve our corporate information systems and technology infrastructure through additional investments, and potentially accelerate our international growth. Fiscal 2014 showed mixed results from an operating perspective. On one hand, we were more profitable on higher revenue when compared with 2013, but on the other hand, our operating cash flows declined from the previous year. Fiscal 2014 was aided by our renegotiated licensing and other arrangements with the Rich Dad Operating Co. LLC, as discussed in the section “Licensing Agreements”, which included, among other things, the cancellation of $1.3 million of debt and a lower royalty rate. Going forward, we plan on decreasing our reliance on the Rich Dad brand in North America by continuing to introduce other brands in these markets. This will likely decrease our near term U.S. revenues. We will also promote and diversify our brands in the U.K., which will further reduce our reliance on the Rich Dad brand abroad.

Revenue

Revenue for the year ended December 31, 2014 was $96.5 million compared with revenue of $85.1 million during the year ended December 31, 2013, an increase of $11.4 million, or 13.4%. The increase in revenue was primarily due to the following:

●	Increased attendance (i.e. fulfillment) at our elite training courses ($4.5 million);

●	Product materials provided to customers ($4.5 million);

●	Recognition of breakage revenue from expired contracts ($2.6 million); and

●	Third-party sales (i.e. those in which we partner with other entities to fulfill) ($1.5 million).

These increased revenue sources were partially offset by decreased revenue due to lower attendance (i.e. fulfillment) at our basic training courses ($1.5 million) primarily in our U.S. and Canadian markets and other revenue declines ($0.5 million).

Comparing 2014 with 2013, we had fewer customers register for and attend our free preview workshops, contributing to fewer elite training courses being sold. We have implemented marketing campaigns in an effort to improve those results going forward. As noted by our increased elite class attendance (see above), we have implemented a rigorous focus, via dedicated personnel, to improve communications with our customers which improves the likelihood of customer attendance. Also, as a requisite for our elite real estate offerings, our customers must take our CORE class, shortly after their education commitment, which helps ensure their continued involvement with our programs.

Operating Expenses

Total operating expenses increased by $8.2 million, or 9.9%, during the year ended December 31, 2014 compared to the year ended December 31, 2013, while revenue increased by 13.4% during the same period, resulting in decreased operating expenses, as a percentage of revenue, in the current year when compared to last year. The following discussion outlines the more significant components of our operating expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and elite training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses.

Direct course expenses, as a percentage of revenue, decreased slightly in 2014 compared with 2013, which was primarily attributable to a higher proportional fulfillment rate from e-learning versus live classes for our elite training, which have lower average costs to fulfill.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. Our trend of increasing online advertising and reducing television and radio advertising continued during 2014 as we believe it is a more cost-efficient method of attracting potential customers.

Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops, and costs associated with supporting customer recruitment.

We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Media spending increased by approximately $1.2 million during 2014 compared with 2013. However, our media spending decreased to $65 per registrant in 2014 from $71 per registrant in 2013, reflecting improved spending efficiency.

Royalty expense

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other less significant licensing agreements, we incur a royalty. On April 22, 2014, we entered into an agreement with RDOC to settle certain claims we had against RDOC, Robert Kiyosaki, and Darren Weeks, discussed more fully in the section entitled “Licensing Agreements with the Rich Dad Parties” above. As part of this agreement, we amended the 2013 License Agreement to halve the royalty payable by us to RDOC in 2014. Royalty expense was approximately $6.3 million for the year ended December 31, 2014 compared with $6.8 million in 2013. The decreased RDOC royalty rate was partially offset by higher royalty expenses incurred to other parties, primarily in the U.K.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

General and administrative expenses increased by $3.4 million, or 24.2%, during the year ended December 31, 2014 compared 2013. The increase was primarily driven by higher professional fees ($1.9 million) and salaries, wages and benefits ($1.1 million). Our professional fees were higher primarily due to fees incurred for audit, advisory and consulting services in connection with the Merger transaction described in PART I, Item 1, above. The higher payroll-related expenses were primarily due to hiring new employees during and subsequent to the first half of 2013 in our customer service, marketing, and compliance areas, together with incremental increases in executive compensation in 2014 relative to the same period in 2013.

Other income

Litigation settlement

On April 22, 2014, we entered into an agreement with RDOC to settle certain claims we had against RDOC, Robert Kiyosaki, and Darren Weeks. As part of this legal settlement agreement, approximately $1.3 million of debt was cancelled, essentially eliminating all of our remaining long-term debt.

Forgiveness of debt

On September 1, 2013, we entered into a new licensing and related agreements with RDOC. As part of those agreements, approximately $1.6 million of debt was forgiven and reflected in our 2013 Consolidated Statement of Operations and Comprehensive Income.

Income tax benefit (provision)

Our income tax provision for the year ended December 31, 2014 was approximately $0.1 million compared to an income tax benefit of $0.4 million for the year ended December 31, 2013. For both periods, we recorded a full valuation allowance against all net deferred tax assets because there was not sufficient evidence to conclude that we would more likely than not realize those assets prior to expiration. The 2013 tax benefit was favorably impacted by the settlement of the Canadian transfer pricing audit, which allowed us to reverse the tax expense previously recorded under ASC 740-10.

Known Trends

In general, we believe we will experience increased demand for our products and services as global economic conditions continue to slowly improve since the economic recession that began in 2008, including the decline in unemployment and the increased availability of consumer credit, particularly in the U.S. We believe that our products and services appeal to those who seek increased financial freedom. If we experience a prolonged decline in demand for our products and services, it could have a material adverse effect on our future operating results.

As part of our April 22, 2014 agreements with RDOC, we reduced the royalty rate applied to our Rich Dad-branded revenues for calendar year 2014, which represents a significant savings to the Company in 2014. In 2015, the rate will revert to the normal royalty rate.

We anticipate incurring increased fees and expenses associated with our reporting obligations of a public company of not less than $0.5 million annually, including fees and expenses for our annual audit and quarterly reviews.

We plan to expand and diversify our brand offerings which will likely lead to decreased income in short term and require a material amount of investment and incurrence of operating expenses.

Liquidity and Capital Resources

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our relatively modest operating cash flows during the past two years combined, we have needed to manage our cash position to ensure the future viability of our business. Over the past several years, including 2014, we have successfully renegotiated our licensing and related agreements with the Rich Dad Parties. As part of these new agreements, we have been able to, among other things, eliminate debt and reduce our royalty rate payable to RDOC, resulting in a significant positive development for the Company. During 2014, in the U.S., we entered into agreements with third-party financing companies that provide our customers with financing options not previously available to them for the purchase of our products and services. This new source of funds for our customers had a positive impact on both our 2014 revenue and operating cash flows and we expect it to continue to have a positive impact on our business in 2015 and beyond.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Years ended December 31,
	2014	2013
Net cash provided by (used in) operating activities	$(1,652)	$5,073
Net cash used in investing activities	(187)	(168)
Net cash used in financing activities	(338)	(1,315)
Effect of foreign currency exchange rates	(445)	(641)
Net increase (decrease) in cash and cash equivalents	$(2,622)	$2,949

Net cash used in operating activities was $1.7 million in 2014 compared to net cash provided by operating activities of $5.1 million in 2013. This decrease was primarily driven by the decline in the number of new customers obtained in our U.S. business, and to a lesser extent, our Canadian business. Efforts to improve our operating cash flow include a renewed focus on improving our speaker effectiveness at our seminars and the introduction of third-party financing, thus improving customer sales, and driving down our operating expenses through increased accountability with our internal budgets.

Net cash used in investing activities was $0.2 million in 2014 and 2013, representing our purchases of property and equipment.

Net cash used in financing activities was $0.3 million in 2014, compared to $1.3 million in 2013.  Our debt payments decreased in 2014 due to the litigation settlement and forgiveness of certain debts, as described elsewhere in this Annual Report on Form 10-K

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of December 31, 2014, our consolidated deferred revenue was $56.4 million.

Our cash equivalents were, and continue to be, invested in short-term, liquid, money market funds. Restricted cash balances consisted primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors. Restricted cash balances held by credit card processors are unavailable to us unless we discontinue sale of our products or discontinue the usage of a vendor’s credit card. As sales of the products and services related to our domestic business have decreased, our credit card vendors have not returned funds held as collateral, resulting in slightly higher restricted cash balances.

We are committed to cash expenditures with respect to the contractual obligations set forth in the following table at December 31, 2014 (in thousands):

	Total Debt	Operating Lease Commitments	Total Contractual Obligations
2015	9	815	824
2016	10	663	673
2017	11	226	237
2018	11	153	164
2019	11	7	18
Total	$52	1,864	1,916

Discontinued Operations and Related Disposal

In 2001, WIN CR II Trust, an affiliate of the Company invested in Monterey del Mar, S.A. (“MDM”), a Panamanian corporation that was formed by unaffiliated promoters to acquire, develop and operate a beachfront hotel and land concession in Costa Rica known as Hotel Monterey Del Mar (the “Hotel”). However, because beach front property in Costa Rica must, by law, be owned or controlled only by Costa Rican citizens, the Hotel was acquired by Mar y Tierra del Oeste, a Costa Rican corporation (“MTO”). To ensure the interests of the investors in MDM were protected, the Manager of MTO caused a Costa Rican trust to be formed (“IVR Trust”) into which 100% of the shares of MTO were poured. The beneficiaries of the IVR Trust are the shareholders of MDM, pro rata.

The interest of WIN CR II Trust in MDM (and therefore, the beneficial interest in the assets of IVR Trust) interest increased over time through the acquisition of shares of other investors in MDM such that from about 2007 through 2013 the interest of WIN CR II in MDM (and beneficial in interest in the assets of IVR Trust) was greater than 50% (67.5% in 2011, 2012 & 2013).

In September 2013, IVR Trust sold 100% of the shares of MTO to an unrelated third party for $1.0 million in the form of a note receivable in the amount of $0.8 million, and cash of $0.2 million placed in escrow that was used to extinguish certain liabilities. The sales proceeds received by IVR Trust are to be distributed to the trust beneficiaries, (i.e., investors in MDM) pro rata. As part of the sale, substantially all of the membership interests in MDM acknowledged in writing that they would be entitled to receive distributions of sales proceeds from the Trust in substitution for their right to receive payments for their membership interests in MDM. Although the sale was secured by the hotel, we have fully reserved our interest in the note because of the continuing losses, liabilities to third parties and complex local laws which cast doubt as to the probability of collection.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In addition to the estimates presented below, there are other items within our consolidated financial statements that require estimation, but are not deemed critical as defined below. We believe these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

Management believes that the following policies and estimates are critical because they involve significant judgments, assumptions and estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented below relating to those policies and estimates.

Long-Lived Assets

We evaluate the carrying amount of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We record an impairment loss when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than assets’ carrying value. We evaluate the remaining life and recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At such time, we estimate the future cash flows expected from the use of the assets and their eventual dispositions and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value. Because of our changing business conditions including current and projected level of income, business trends, prospects and market conditions, our estimates of cash flows to be generated from our operations could change materially, resulting in the need to record additional impairment charges.

Revenue Recognition

We recognize revenue in accordance with FASB ASC 605, Revenue Recognition (“ASC 605”). We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the student or completion of the sale transaction. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: (i) the delivered training or product has value to the client on a standalone basis, (ii) there is objective and reliable evidence of the contract price of undelivered items and (iii) delivery of any undelivered item is probable. The contract price of each element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together at a discount. The discount is allocated on a pro-rata basis to each element based on the relative contract price of each element when contract price support exists for each element in the arrangements. The overall contract consideration is allocated among the separate units of accounting based upon their contract prices, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. Contract price of the undelivered items is based upon the normal pricing practice for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Each transaction is separated into its specific elements and revenue for each element is recognized according to the following policies:

Product	Recognition Policy
Seminars	Deferred upon payment and recognized when the seminar is attended or delivered on-line
Online courses	Deferred upon sale and recognized over the delivery period
Coaching and mentoring sessions	Deferred and recognized as service is provided
Data subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line.

After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration.  We recognized revenue at the conclusion of the contract period of approximately $34.1 million and $30.0 million, respectively in 2014 and 2013.  Our reserve for course attendance after expiration was $ 1.5 million at December 31, 2014 and 2013.

We provide a satisfaction guarantee to our customers. If a customer attends the first day of three day training, they can claim dissatisfaction and get a refund for the allocation value of that training. Very few customers exercise this guarantee.

Deferred revenue occurs from courses, online courses, mentorships, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed or if a customer contract expires. Deferred revenue is recognized into revenue as courses are attended in-person or on-line or coaching and mentor sessions are provided. While many of our course package contracts are two years, we consider the fulfillment of them as a current liability because a customer could complete a two year package in one year. We do have a few products that are scheduled to last beyond one year and are accounted for as long-term deferred revenue.

Revenue amounts presented in our consolidated financial statements are shown net of any sales tax.

Income Taxes

We account for income taxes in conformity with the requirements of ASC 740, Income Taxes (“ASC 740”). Per ASC 740, the provision for income taxes is calculated using the asset and liability approach of accounting for income taxes. We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset.

ACS 740 also clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. ACS 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Accounting for Litigation and Settlements

We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties, and the possibility of governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. While certain of these matters involve substantial amounts, management believes, based on available information, that the ultimate resolution of such legal proceedings will not have a material adverse effect on our financial condition or results of operations.

The critical accounting policies discussed above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S., with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)” (“ASU 2015-01”). The amendment eliminates the concept of extraordinary items. If an event meets the criteria for extraordinary classification, an entity is required to segregate the item from the results of ordinary operations and show the item separately in the income statement, net of tax. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2016. We do not expect that the standard will have a material effect on our financial statement presentation going forward.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)” (“ASU 2014-15”). Under the standard, management is required to evaluate for each annual and interim reporting period whether it is a probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2017. We will be evaluating the impact, if any, that the standard will have on our financial condition, results of operations, and disclosures in the near future.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2017. We will be evaluating the impact, if any, that the standard will have on our financial condition, results of operations, and disclosures in the near future.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) that changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Accordingly, the standard is effective for us on January 1, 2015. We do not expect that the standard will have a material impact on our financial condition, results of operations, and disclosures when adopted.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740)” (“ASU 2013-11”) on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carry forward, a similar tax loss or a tax credit carry forward exists, with limited exceptions. This new guidance is effective for the periods beginning after December 15, 2013, and should be applied prospectively with retroactive application permitted. ASU 2013-11 did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)” requiring disclosure of amounts reclassified out of accumulated other comprehensive income (loss) by component. The amendment also requires entities to present significant amounts by the respective line items of net income (loss), either on the face of the income statement or in the notes to the financial statements for amounts required to be reclassified out of accumulated other comprehensive income (loss) in their entirety in the same reporting period. For other amounts that are not required to be reclassified to net income (loss) in their entirety, a cross-reference is required to other disclosures that provide additional details about those amounts. This guidance was effective prospectively for annual and interim periods beginning January 1, 2013 and is related to presentation only. Our adoption of the guidance did not impact our consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an unconsolidated entity under which it has: (i) a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit; (ii) liquidity or market risk support to such entity for such assets; (iii) an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or (iv) an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with us.

Impact of Inflation

Inflation did not materially affect our business during the last several years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Legacy Education Alliance, Inc.

Cape Coral, FL

We have audited the accompanying consolidated balance sheet of Legacy Education Alliance, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legacy Education Alliance, Inc. and its subsidiaries as of December 31, 2014 and the related results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 26, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors

Legacy Education Alliance, Inc. and Subsidiaries

Cape Coral, Florida

We have audited the accompanying consolidated balance sheet of Legacy Education Alliance, Inc. and Subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Education Alliance, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Indianapolis, Indiana

March 27, 2015

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	Years ended December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,932	$5,554
Restricted cash	1,843	3,061
Deferred course expenses	8,722	14,222
Prepaid expenses and other current assets	2,528	2,101
Inventory	161	203
Total current assets	16,186	25,141
Property and equipment, net	1,324	1,292
Other assets	217	227
Total assets	$17,727	$26,660

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,620	$2,167
Royalties payable	104	186
Accrued course expenses	1,060	1,141
Accrued salaries, wages and benefits	564	530
Other accrued expenses	2,967	2,221
Long-term debt, current portion	9	1,208
Deferred revenue, current portion	56,140	73,262
Total current liabilities	63,464	80,715
Long-term debt, net of current portion	52	427
Deferred revenue, net of current portion	238	173
Other liabilities	126	61
Total liabilities	63,880	81,376
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 20,000,518 shares and 15,935,693 shares issued and outstanding as of December 31, 2014 and 2013, respectively	2	2
Additional paid-in capital	10,547	10,525
Cumulative foreign currency translation adjustment	370	(806)
Accumulated deficit	(57,072)	(64,437)
Total stockholders’ deficit	(46,153)	(54,716)
Total liabilities and stockholders’ deficit	$17,727	$26,660

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Years ended December 31,
	2014	2013
Revenue	$96,508	$85,118
Operating costs and expenses:
Direct course expenses	45,229	40,488
Advertising and sales expenses	22,249	21,592
Royalty expenses	6,280	6,812
General and administrative expenses	17,181	13,828
Total operating costs and expenses	90,939	82,720
Income from operations	5,569	2,398
Other income (expense):
Litigation settlement	1,300	—
Forgiveness of debt	—	1,652
Interest income	7	18
Interest expense	(44)	(182)
Other income, net	593	533
Total other income	1,856	2,021
Income before income taxes	7,425	4,419
Income tax (provision) benefit	(60)	435
Net income from continuing operations	7,365	4,854
Discontinued operations:
Loss from discontinued operations	—	(131)
Loss on disposal of discontinued operations	—	(394)
Total loss from discontinued operations	—	(525)
Net income.	$7,365	$4,329

Basic and diluted net income (loss) per share:
From continuing operations	$0.45	$0.33
From discontinued operations	—	(0.04)
Total basic and diluted net income per share	$0.45	$0.29

Basic and diluted weighted average common shares outstanding	16,542	14,773
Comprehensive income:
Net income	$7,365	$4,329
Foreign currency translation adjustments	1,176	124
Total comprehensive income	$8,541	$4,453

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Legacy Education Alliance, Inc.
			Additional	Cumulative foreign currency			Total
	Common stock		paid-in	translation	Accumulated	Noncontrolling	stockholders’
	Shares	Amount	capital	adjustment	deficit	interest	deficit
Balance at December 31, 2012	14,211	$1	$5,811	$(930)	$(68,766)	$(340)	$(64,223)
Conversion of debt to equity	1,660	1	4,650	—	—	—	4,650
Stock-based compensation expense	64	—	64	—	—	—	64
Foreign currency translation adjustment	—	—	—	124	—	—	124
Deconsolidation of equity investment	—	—	—	—	—	340	340
Net income	—	—	—	—	4,329	—	4,329
Balance at December 31, 2013	15,935	2	10,525	(806)	(64,437)	—	(54,716)
Stock-based compensation expense	64	—	21	—	—	—	21
Foreign currency translation adjustment	—	—	—	1,176	—	—	1,176
Reverse merger recapture	3,998	—	—	—	—	—	—
Issuance of stock to settle vendor liability	3	—	1	—	—	—	1
Net income	—	—	—	—	7,365	—	7,365
Balance at December 31, 2014	20,000	$2	$10,547	$370	$(57,072)	$—	$(46,153)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,365	$4,329
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	216	276
Stock-based compensation expense	22	64
Loss on disposition of assets	—	16
Deferred income taxes	3	(462)
Forgiveness of debt	—	(1,652)
Loss from discontinued operations	—	525
Litigation settlement	(1,300)	—
Changes in operating assets and liabilities:
Restricted cash	1,192	(268)
Deferred course expenses	5,272	1,387
Prepaid expenses and other current assets	(493)	(257)
Income tax receivable	60	1,572
Inventory	39	32
Deposits with credit card processors	—	1,603
Restricted cash required by related party	—	1,578
Other assets	3	(108)
Accounts payable	554	35
Royalties payable	(81)	3,678
Accrued course expenses	(53)	(127)
Accrued salaries, wages and benefits	44	74
Other accrued expenses	1,068	(72)
Deferred revenue	(15,563)	(7,150)
Net cash (used in) provided by operations	(1,652)	5,073
Cash flows from investing activities:
Purchases of property and equipment	(187)	(169)
Proceeds from the sale of assets	—	1
Net cash used in investing activities	(187)	(168)
Cash flows from financing activities:
Principal payments on debt	(338)	(1,315)
Net cash used in financing activities	(338)	(1,315)
Effect of foreign currency exchange rates on cash and cash equivalents	(445)	(641)
Net (decrease) increase in cash and cash equivalents	(2,622)	2,949
Cash and cash equivalents at beginning of year	5,554	2,605
Cash and cash equivalents at end of year	$2,932	$5,554

Supplemental cash flow information:
Cash paid (received) for:
Interest	$44	$187
Income taxes	$(6)	$(1,470)
Supplemental disclosure of non-cash activity:
Portion of equipment acquired using installment note financing	$65	$—
Conversion of long-term debt to equity ownership	$—	$4,650
Note receivable received from sale of discontinued operations	$—	$775

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Business Description and Basis of Presentation

Basis of Presentation

The consolidated financial statements include the accounts of Legacy Education Alliance, Inc. and its wholly-owned and majority-owned subsidiaries and affiliates (collectively referred to herein as the “Company,” “Legacy”,” LEAI”, “we,” “us” or “our”). All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made in the 2013 consolidated financial statements to conform to the 2014 presentation.

Reverse Merger and Recapitalization

On November 10, 2014, we entered into an Agreement and Plan of Merger dated as of such date the (“Merger Agreement”) by and among (i) Priced In Corp., a Nevada corporation (“PRCD”), (ii) Priced In Corp. Subsidiary, a Colorado corporation and a wholly-owned subsidiary of PRCD (“PRCD Sub”), (iii) Tigrent Inc., a Colorado corporation (“TIGE”), and (iv) Legacy Education Alliance Holdings, Inc., a Colorado corporation and a wholly-owned subsidiary of TIGE (“Legacy Holdings”). On November 10, 2014, pursuant to the Merger Agreement, PRCD Sub merged with and into Legacy Holdings (the “Merger”), with Legacy Holdings surviving the Merger and becoming our wholly owned subsidiary and we acquired the business of Legacy Holdings.

At the effective time of the Merger (the “Effective Time”):

●	PRCD amended and restated its certificate of incorporation and bylaws, which included an increase in our authorized stock to 220 million shares (200 million shares of common stock and 20 million shares of preferred stock);

●	PRCD changed its name from “Priced In Corp.” to “Legacy Education Alliance, Inc.”;

●	All of the shares of common stock, par value $0.01 per share, of Legacy Holdings outstanding at the Effective Time were converted and exchanged into 16,000,000 shares of our common stock, par value $0.0001 per share (“Common Stock”), and are held by TIGE.

As a result of the Merger, TIGE owns approximately 80% of Legacy with the then remaining outstanding shares (3,997,500) held by the existing PRCD shareholders.

There was no cash consideration exchanged in the Merger. In accordance with the terms and conditions of the Merger Agreement, PRCD agreed to pay TIGE taxes and related liabilities and other specified costs and expenses, including certain administrative and related expenses that have been or will be from time to time incurred by TIGE that are related to TIGE’s investment in PRCD (including the cost of preparing and distributing reports regarding our business and financial condition to its shareholders), its administrative costs and expenses, and taxes, other than income taxes arising from dividends or distributions by us to TIGE. All shares of PRCD common stock issued in connection with the Merger are restricted securities, as defined in paragraph (a) of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

The Merger was accounted for as a “reverse merger” and recapitalization since, immediately following the completion of the transaction, the holders of TIGE’s stock had effective control of PRCD. In addition, Tigrent Inc. controls the surviving entity through control of Legacy’s Board of Directors as a result of the appointment of the existing directors of Tigrent to the four board seats of Legacy. Additionally, all of TIGE’s officers and senior executive positions continued on as management of the surviving entity after consummation of the Merger. For accounting purposes, Legacy Holdings was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of PRCD. Accordingly, Legacy Holdings’s assets, liabilities and results of operations became the historical financial statements of the registrant, and the Company’s assets, liabilities and results of operations were consolidated with PRCD effective as of the date of the closing of the Merger. Prior to the Merger, PRCD was a “shell” corporation with nominal assets, liabilities and operating activity. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

See Note 11—Capital Stock and Recapitalization, for further disclosures regarding our recapitalization effects on our consolidated financial statements.

Business Description

We are a provider of practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help students become financially knowledgeable. We provide students with comprehensive instruction and mentoring on the topics of real estate and financial instruments investing and entrepreneurship in the United States, Canada, the United Kingdom, and other international markets. Our training is offered in non-accredited free preview workshops, as well as basic training, advanced courses, mentoring and coaching, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts™, Independent Woman™, Women in Wealth™, and Brick Buy Brick™.

Note 2—Significant Accounting Policies

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2014, we did not have a CDAR balance. The CDARS balance was $2.0 million at December 31, 2013.

Restricted cash

Restricted cash balances consist primarily of funds on deposit with credit card and other payment processors and cash collateral with our purchasing card provider. These balances do not have the benefit of federal deposit insurance and are subject to the financial risk of the parties holding these funds. Restricted cash balances held by credit card processors are unavailable to us unless, and for a period of time after, we discontinue the use of their services. The hold back percentages are generally five percent of the monthly credit card charges that are held for six months. The cash collateral held by our charge card provider is unavailable unless we discontinue the usage of the purchasing card. Because a portion of these funds can be accessed and converted to unrestricted cash in less than one year in certain circumstances, that portion is considered a current asset.

Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 820-10, Fair Value Measurements, clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosure on fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Financial instruments consist primarily of cash and cash equivalents, notes receivable, accounts payable, deferred course expenses, accrued expenses, deferred revenue, and debt. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management believes the carrying value of the other financial instruments recognized on the consolidated balance sheet date (including receivables, payables and accrued liabilities) approximate their fair value.

ASC 820-10 describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices for identical assets or liabilities in active markets.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that relate to financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Inventory

Inventory consists primarily of books, videos and training materials held for sale to students enrolled in our training programs. Inventory is stated at the lower of cost or market using the first-in, first-out method.

Deposits with credit card processors

The deposits with our credit card processors are held due to arrangements under which our credit card processors withhold credit card funds to cover charge backs in the event we are unable to honor our commitments. The deposits are six months or less rolling reserves.

Property, equipment and Impairment of long lived assets

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as presented in the following table:

Buildings	40 years
Furniture fixtures and equipment	3-7 years
Purchased software	3 years

Leasehold improvements are amortized over the shorter of the estimated useful asset life or the remaining term of the applicable lease.

In accordance with GAAP, we evaluate the carrying amount of our long-lived assets such as property and equipment, and finite-lived intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by the comparison of its carrying amount with the future net cash flows the asset is expected to generate. We look primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Revenue recognition

We recognize revenue in accordance with FASB ASC 605, Revenue Recognition (“ASC 605”). We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the student or completion of the sale transaction. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: (i) the delivered training or product has value to the client on a standalone basis, (ii) there is objective and reliable evidence of the contract price of undelivered items and (iii) delivery of any undelivered item is probable. The contract price of each element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together at a discount. The discount is allocated on a pro-rata basis to each element based on the relative contract price of each element when contract price support exists for each element in the arrangements. The overall contract consideration is allocated among the separate units of accounting based upon their contract prices, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. Contract price of the undelivered items is based upon the normal pricing practice for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Each transaction is separated into its specific elements and revenue for each element is recognized according to the following policies:

Product	Recognition Policy
Seminars	Deferred upon payment and recognized when the seminar is attended or delivered on-line
Online courses	Deferred upon sale and recognized over the delivery period
Coaching and mentoring sessions	Deferred and recognized as service is provided
Data subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line.

After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration.  We recognized revenue at the conclusion of the contract period of approximately $34.1 million and $30.0 million, respectively in 2014 and 2013.  Our reserve for course attendance after expiration was $ 1.5 million at December 31, 2014 and 2013.

We provide a satisfaction guarantee to our customers. If a customer attends the first day of three day training, they can claim dissatisfaction and get a refund for the allocation value of that training. Very few customers exercise this guarantee.

Deferred revenue occurs from courses, online courses, mentorships, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed or if a customer contract expires. Deferred revenue is recognized into revenue as courses are attended in-person or on-line or coaching and mentor sessions are provided. While many of our course package contracts are two years, we consider the fulfillment of them as a current liability because a customer could complete a two year package in one year. We do have a few products that are scheduled to last beyond one year and are accounted for as long-term deferred revenue.

Revenue amounts in our consolidated financial statements are shown net of any sales tax.

Deferred course expenses

We defer licensing fees and commissions and fees paid to our speakers and telemarketers until such time as the revenue is earned. Our speakers, who are all independent contractors, earn commissions on the cash receipts received at our training events and are paid approximately 45 days after the training event. The deferred course expenses are expensed as the corresponding deferred revenue is recognized. We also capitalize the commissions and fees paid to our speakers and expense them as the corresponding deferred revenue is recognized.

Advertising expenses

We expense advertising as incurred. Advertising paid in advance is recorded as a prepaid expense until such time as the advertisement is published. We incurred approximately $18.7 million and $17.5 million in advertising expense for the years ended December 31, 2014 and 2013, respectively, which is included in advertising and sales expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. Included in prepaid expenses and other current assets is approximately $0.3 million and $0.7 million of prepaid media costs as of December 31, 2014 and 2013, respectively.

Income taxes

We account for income taxes in conformity with the requirements of ASC 740, Income Taxes (“ASC 740”). Per ASC 740, the provision for income taxes is calculated using the asset and liability approach of accounting for income taxes. We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, disclosures and transition.

Foreign currency translation

We account for foreign currency translation in accordance with ASC 830, Foreign Currency Translation. The functional currencies of the Company’s foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in stockholders’ deficit. Business is generally transacted in a single currency not requiring meaningful currency transaction costs. We do not practice hedging as the risks do not warrant the costs.

Earnings per share

Net income (loss) per share is computed by applying the provisions of ASC 260, Earnings Per Share (“ASC 260”). Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, restricted share grant awards and restricted performance shares, as appropriate. Legacy Education Alliance, Inc. does not currently have any stock-based compensation plans, and therefore, our Consolidated Statements of Operations and Comprehensive Income do not reflect any dilutive effects that such plans would typically require. However, our parent company, Tigrent Inc., does have unvested restricted shares associated with their incentive stock plans, which cover some of our current employees and directors. The 2013 basic net income per share and the 2013 weighted average shares outstanding have been restated to retroactively reflect the impact of the Merger as discussed further in Note 1—Business Description and Basis of Presentation and Note 11—Capital Stock and Recapitalization.

Stock-based compensation

Legacy Education Alliance, Inc. does not currently have any stock-based compensation plans. However, our parent company, Tigrent Inc., does have incentive stock plans, which cover some of our current employees and directors. The financial activity pertaining to our employees and directors is reflected in our consolidated financial statements, presented herein.

We follow ASC 718, Stock Compensation, (“ASC 718”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the estimated fair market value of the award as of the grant date. Compensation costs are recorded over the requisite service period which is generally the vesting period.

The amount of expense recognized in the consolidated financial statements represents the expense associated with restricted stock and stock options expected to ultimately vest based upon an estimated rate of forfeitures. Such compensation expense is included as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of restricted stock and stock options that actually vest or are forfeited are recorded. The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of the Company's common stock and an option's expected life.

See Note 7—Stock-Based Compensation, for additional disclosures regarding our stock-based compensation.

Comprehensive income

Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income is comprised of net income and other comprehensive income (loss) items. Our comprehensive income generally consists of changes in the cumulative foreign currency translation adjustment.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)” (“ASU 2015-01”). The amendment eliminates the concept of extraordinary items. If an event meets the criteria for extraordinary classification, an entity is required to segregate the item from the results of ordinary operations and show the item separately in the income statement, net of tax. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2016. We do not expect that the standard will have a material effect on our financial statement presentation going forward.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)” (“ASU 2014-15”). Under the standard, management is required to evaluate for each annual and interim reporting period whether it is a probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2017. We will be evaluating the impact, if any, that the standard will have on our financial condition, results of operations, and disclosures in the near future.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2017. We will be evaluating the impact, if any, that the standard will have on our financial condition, results of operations, and disclosures in the near future.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) that changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Accordingly, the standard is effective for us on January 1, 2015. We do not expect that the standard will have a material impact on our financial condition, results of operations, and disclosures when adopted.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740)” (“ASU 2013-11”) on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carry forward, a similar tax loss or a tax credit carry forward exists, with limited exceptions. This new guidance is effective for the periods beginning after December 15, 2013, and should be applied prospectively with retroactive application permitted. ASU 2013-11 did not have a material impact on our consolidated financial statements.

 In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)” requiring disclosure of amounts reclassified out of accumulated other comprehensive income (loss) by component. The amendment also requires entities to present significant amounts by the respective line items of net income (loss), either on the face of the income statement or in the notes to the financial statements for amounts required to be reclassified out of accumulated other comprehensive income (loss) in their entirety in the same reporting period. For other amounts that are not required to be reclassified to net income (loss) in their entirety, a cross-reference is required to other disclosures that provide additional details about those amounts. This guidance was effective prospectively for annual and interim periods beginning January 1, 2013 and is related to presentation only. Our adoption of the guidance did not impact our consolidated financial statements.

Note 3—Concentration Risk

Cash and Cash Equivalents

We maintain deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of December 31, 2014 and 2013, including foreign subsidiaries, without FDIC coverage was $2.3 million and $3.4 million, respectively.

Revenue

A significant portion of our revenue is derived from the Rich Dad brands. For the years ended December 31, 2014 and 2013, Rich Dad brands provided 87% and 88% of our revenue, respectively. In addition, we have operations in the U.S., Canada and the United Kingdom (see Note 12— Segment Information).

Note 4—Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2014	2013
Land	$782	$782
Buildings	785	785
Software	2,607	2,607
Equipment	2,253	2,108
Furniture and fixtures	720	845
Building and leasehold improvements	1,156	1,115
Property and equipment	8,303	8,242
Less: accumulated depreciation	(6,979)	(6,950)
Property and equipment, net	$1,324	$1,292

Depreciation expense on property and equipment in each of the years ended December 31, 2014 and 2013 was approximately $0.2 million and $0.3 million, respectively.

Note 5— Discontinued Operations and Related Disposal

In 2001, WIN CR II Trust, an affiliate of the Company, invested in Monterey del Mar, S.A. (“MDM”), a Panamanian corporation that was formed by unaffiliated promoters to acquire, develop and operate a beachfront hotel and land concession in Costa Rica known as Hotel Monterey Del Mar (the “Hotel”). However, because beach front property in Costa Rica must, by law, be owned or controlled only by Costa Rican citizens, the Hotel was acquired by Mar y Tierra del Oeste, a Costa Rican corporation (“MTO”) using the funds invested in MDM. To ensure the interests of the investors in MDM were protected, the Manager of MTO caused a Costa Rican trust to be formed (“IVR Trust”) in which 100% of the shares of MTO were held. The beneficiaries of the IVR Trust were the shareholders of MDM, pro rata.

The percentage interest of WIN CR II Trust in MDM (and therefore, the beneficial interest in the assets of IVR Trust) increased over time through the acquisition of shares of other investors in MDM such that from about 2007 through 2013 WIN CR II’s interest in MDM (and therefore the beneficial interest in the net assets of IVR Trust) was greater than 50% (67.5% in 2011, 2012 & 2013). Accordingly, the Company evaluated its beneficial interest in MTO, and thus the hotel and land concession, under ASC 810, “Consolidation” and determined that consolidation of the assets, liabilities, and financial results of MTO was appropriate. In making such determination, the Company considered such facts as the Company exercised elements of operational control over the Hotel and, through December 31, 2012, provided additional financial support to the Hotel. During the year ended December 31, 2012, the Company funded $0.2 million directly to the Hotel operations.

In 2011, the IVR Trust committed to a plan to sell the shares of MTO stock held by the IVR Trust, which included the hotel and land concession (the “Discontinued Operations”). Accordingly, as of December 31, 2011, the net assets of MTO were written down to their estimated fair value less costs to sell.

In accordance with ASC 360, Property, Plant and Equipment, the assets and liabilities of the Discontinued Operations were classified as held for sale and its operations reported as discontinued operations. As a result, the Company has classified in the accompanying Consolidated Statements of Operations and Comprehensive Income for all periods presented to reflect the operations as discontinued operations. In the accompanying Consolidated Statements of Cash Flows, the cash flows of discontinued operations are reported in the respective categories with those of continuing operations.

In September 2013, IVR Trust sold 100% of the shares of MTO to an unrelated third party for $1.0 million in the form of a note receivable in the amount of $0.8 million and cash of $0.2 million placed in escrow that was used to extinguish certain liabilities. Pursuant to the IVR Trust documents, the sales proceeds received by IVR Trust are to be distributed to the trust beneficiaries, (i.e., investors in MDM) pro rata. As part of the sale, substantially all of the membership interests in MDM acknowledged in writing that they would be entitled to receive distributions of sales proceeds from the Trust in substitution for their right to receive payments for their membership interests in MDM. Although the sale was secured by the hotel, we have fully reserved our interest in the note receivable because of the continuing losses, liabilities to third parties and complex local laws which cast doubt as to the probability of collection. As a result we recognized a $1.1 million loss on the sale of MTO as a loss on disposal of discontinued operations on the Consolidated Statements of Operations and Comprehensive Income in 2013. During 2014, the Company did not receive the scheduled payments due under the note receivable.

In conjunction with the sale of the shares of MTO, the IVR Trust negotiated a settlement on approximately $0.8 million in MTO’s third party liabilities for $0.1 million, resulting in a gain on extinguishment of $0.7 million, recorded in the loss on disposal of discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income in 2013.

MTO’s fiscal year ends on September 30; however, there was no material impact from that date through the Company’s fiscal year end of December 31.

The following table summarizes the results of Discontinued Operations for the year ended December 31, 2013 (in thousands):

2013
Revenue	$380
Loss from discontinued operations, before income taxes	(131)
Income taxes	—
Loss from discontinued operations	$(131)

Note 6—Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
First note payable to Rich Dad Operating Company, LLC ("RDOC") for $3.5 million in deferred royalty payments, as defined by the credit agreement entered into on March 25, 2011. This note is at a 6% interest rate. Beginning in April 2012, principal became payable monthly and interest will be paid quarterly with a maturity date of April 2015 (See Note 10 for further discussion).	$—	$1,600
Other installment notes payable for equipment financing	61	35
Long-term debt	61	1,635
Less: current portion	(9)	(1,208)
Total long-term debt, net of current portion	$52	$427

Long-term debt matures as follows (in thousands): $9 in 2015; $10 in 2016; $11 in 2017; $11 in 2018; $12 in 2019 and $8 in 2020.

Note 7—Stock-Based Compensation

Legacy Education Alliance, Inc. does not currently have any stock-based compensation plans. However, our parent company, Tigrent Inc., does have two incentive stock plans; the “2009 Incentive Plan” and the “2012 Incentive Plan”, which cover some of our current employees and directors. The financial activity pertaining to our employees and directors is reflected in our consolidated financial statements, presented herein, and therefore, we are providing our historical disclosures pertaining to those plans. All references to share quantities and values in the ensuing descriptions reflect historical information from Tigrent Inc. and have not been adjusted for the impact of the Merger.

2009 Incentive Plan

The 2009 Incentive Plan, which was approved by Tigrent stockholders on September 2, 2009, provides for the issuance of up to 1.3 million shares of Tigrent’s common stock. The 2009 Incentive Plan allows for the granting of a broad range of award types, including stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and other stock awards. Employees, directors, officers and consultants are eligible to receive awards. The purpose of the 2009 Incentive Plan is to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similarly situated companies and align the interest of employees and directors with those of our stockholders. The 2009 Incentive Plan is administered by the Compensation Committee of the Board of Directors.

On December 22, 2010, the Compensation Committee approved restricted stock award grants for 900,000 shares of common stock of Tigrent to certain officers pursuant to the 2009 Incentive Plan. The awards vested fully on December 22, 2014.

On December 22, 2010, Tigrent awarded 20,000 shares of common stock to each of our three non-employee independent directors, valued at $0.06 per share, reflecting our stock price on the grant date.

On March 3, 2011, the Compensation Committee approved restricted stock award grants for an aggregate of 85,000 shares of common stock to certain employees pursuant to the 2009 Incentive Plan.

On November 9, 2011, the Compensation Committee approved restricted stock award grants for an aggregate of 90,000 shares of common stock to certain non-employee independent directors pursuant to the 2009 Incentive Plan.

On December 12, 2011, the Compensation Committee approved restricted stock award grants for 100,000 shares of common stock to an officer pursuant to the 2009 Incentive Plan.

In 2012, a total of 375,000 shares of the approved restricted stock awards granted in 2010 to various employees were forfeited.

On April 15, 2013, the Compensation Committee approved restricted stock award grants for an aggregate of 90,000 shares of common stock to certain non-employee independent directors pursuant to the 2009 Incentive Plan.

On December 23, 2013, the Compensation Committee approved restricted stock award grants for an aggregate of 30,000 shares of common stock to a certain director pursuant to the 2009 Incentive Plan.

On April 30, 2013, the Compensation Committee granted restricted stock award grants for an aggregate of 300,000 shares of common stock to a certain officer pursuant to the 2009 Incentive Plan. The awards vest fully on April 30, 2017, or upon a “change of control” as defined in the 2009 Incentive Plan.

In 2013, 45,000 shares of the approved restrictive stock awards granted in prior years were forfeited.

As of December 31, 2014, an aggregate of 165,000 shares remain available for further grants under this plan.

2012 Incentive Plan

The 2012 Incentive Plan, which was approved by Tigrent stockholders on May 23, 2012, provides for the issuance of up to 750,000 shares of our common stock. This incentive plan supplements the 2009 Incentive Plan. The 2012 Incentive Plan allows for the granting of a broad range of award types, including stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and other stock awards. Employees, directors, officers and consultants are eligible to receive awards. The purpose of the 2012 Incentive Plan is to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similarly situated companies and align the interest of employees and directors with those of our stockholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors.

On April 30, 2013 the Compensation Committee granted restricted performance stock award grants for an aggregate of 200,000 shares of common stock to an officer pursuant to the 2012 Incentive Plan. The actual restricted shares that vest could be up to 300,000 shares if this officer exceeds performance criteria (as defined). If targets are met, the award vests 50,000 shares per year based on performance through 2017 or fully upon a “change of control” as defined in the Incentive Plan. In 2014, the first tranche of 50,000 restricted shares did not vest as the performance targets were not met.

As of December 31, 2014, an aggregate of 480,000 shares remain available for further grants under the 2012 Incentive Plan.

The following table reflects the activity of the restricted shares for both the 2009 Incentive Plan and the 2012 Incentive Plan, combined:

Restricted Stock Activity (in thousands)	Number of shares	Weighted average grant date value
Unvested at December 31, 2012	660	$0.14
Granted	390	0.14
Forfeited	(45)	0.09
Vested	(60)	0.46
Unvested at December 31, 2013	945	0.12
Granted	120	0.08
Forfeited	(100)	0.06
Vested	(360)	0.08
Unvested at December 31, 2014	605	0.15

Compensation Expense and Related Valuation Techniques

In accordance with ASC 718, we record compensation expense for all stock based payment awards made to employees and directors under Tigrent’s Incentive Plans based on the market value of its common stock on the date of issuance. The value of the portion of the awards that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight-line basis. Unrecognized compensation expense associated with unvested share-based payment awards, consisting entirely of unvested restricted stock, was approximately $61,000 and $115,000 at December 31, 2014 and 2013, respectively.  That cost is expected to be recognized over a weighted-average period of 1.5 years. No stock-based awards have been issued subsequent to the Merger.

Our stock-based compensation expense was less than $0.1 million for each of the years ended December 31, 2014 and 2013, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no related income tax effects in either year.

Note 8—Employee Benefit Plan

We have a 401(k) employee savings plan for eligible employees that provide for a matching contribution from us, determined each year at our discretion. The Company did not match, and therefore incurred no expense, during 2014 and 2013.

Note 9—Income Taxes

We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. In 2014 and 2013, we recorded a full valuation allowance against all net deferred tax assets because there was not sufficient evidence to conclude that we would more likely than not realize those assets prior to expiration.

As of December 31, 2014, we had approximately $3.6 million of federal net operating loss carryforwards, approximately $21.7 million of foreign net operating loss carryforwards and approximately $9.3 million of state net operating loss carryforwards. The federal loss carryforwards will begin to expire in 2032, the foreign loss carryforwards begin to expire in 2027 and the state net operating loss carryforwards begin to expire in 2024.

Our sources of income (loss) and income tax provision (benefit) are as follows (in thousands):

	Years ended December 31,
	2014	2013
Income (loss) before income taxes:
U.S.	$8,760	$4,018
Non-U.S.	(1,335)	401
Total income before income taxes	$7,425	$4,419
Provision (benefit) for taxes:
Current:
Federal	$—	$—
State	58	27
Non-U.S.	—	—
Total current	58	27
Deferred:
Federal	—	423
State	2	2
Non-U.S.	—	(887)
Total deferred	2	462
Total income tax provision (benefit)	$60	$(435)
Effective income tax rate	0.8%	NM

As a result of the Merger discussed in Note 1, and the subsequent issuance of 3,000 shares of Legacy Education Alliance, Inc. common stock, as of December 31, 2014, Tigrent Inc. owned slightly less than 80% of the Company. Tigrent Inc. is, therefore, no longer considered part of the affiliated group as defined in IRC §1504 and can no longer be included in the Company’s consolidated income tax returns filed for subsequent tax years. At December 31, 2014, the tax attributes of Tigrent Inc., including its attributable portion of the consolidated net operating loss carryovers determined pursuant to Reg. §1.1502-21, were separate attributes realizable only by Tigrent Inc. The value of these tax attributes and the corresponding valuation allowance were approximately $1.3 million. The applicable 2013 amounts presented in the following tables have been adjusted retroactively to reflect the Merger and subsequent share issuance, discussed above.

During the year ended December 31, 2014, we decreased the valuation allowance by $4.3.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Years ended December 31,
	2014	2013
Computed expected federal tax expense	$2,599	$1,547
Decrease in valuation allowance	(4,320)	(1,234)
Foreign bad debt write-off	—	(432)
State income net of federal benefit	376	82
Non-U.S. income taxed at different rates	172	33
Uncertain tax positions expense	2	(492)
Foreign exchange adjustment	360	—
Foreign tax rate adjustment	847	—
Other	24	61
Income tax expense (benefit)	$60	$(435)

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$4,827	$5,893
Accrued compensation, bonuses, severance	75	57
Allowance for bad debt	36	140
Intangible amortization	152	201
Impaired assets	240	240
Accrued expenses	32	23
Deferred revenue	4,308	9,635
Depreciation	260	259
Tax credits	97	—
Valuation allowance	(7,868)	(12,169)
Total deferred tax assets	$2,159	$4,279
Deferred tax liabilities:
Deferred course expenses	$(2,159)	$(4,279)
Total deferred tax liabilities	(2,159)	(4,279)
Net deferred tax asset	$—	$—

Deferred tax expense related to the foreign currency translation adjustment for the year ended December 31, 2014 was $0.4 million and was fully offset by a corresponding decrease in the valuation allowance. These amounts, which net to zero, are reported in other comprehensive income. The deferred tax assets presented above for net operating losses and credits have been reduced by liabilities for unrecognized tax benefits.

The Company does not expect to repatriate earnings from its foreign subsidiaries because the cumulative earnings and profits of the foreign subsidiaries as of December 31, 2014 and 2013 are negative. Accordingly, no U.S. federal or state income taxes have been provided thereon.

During 2014, the amount of the liability pertaining to uncertain tax positions decreased by $0.2 million, from a total liability of $1.9 million at December 31, 2013 to a total liability of $1.7 million at December 31, 2014. In accordance with GAAP, we recorded expense that increased the total liability pertaining to uncertain tax positions which was more than offset by a decrease in the total liability attributable to foreign currency fluctuations and tax rate adjustments. A significant portion of the liability pertaining to uncertain tax positions is recorded as a reduction of the value of net operating loss carryovers.

We include interest and penalties in the liability for uncertain tax positions. Accrued interest and penalties on uncertain tax positions were approximately $0.1 million at December 31, 2014 and 2013, respectively and is included in other liabilities in the accompanying Consolidated Balance Sheets. There was no penalty and interest expense accrued related to uncertain tax positions for the years ended December 31, 2014 and 2013. If applicable, we recognize interest and penalties related to uncertain tax positions as tax expense.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2014	2013
Unrecognized tax benefits - January 1	$1,915	$1,470
Gross increases - tax positions in prior period	2	1
Gross decreases - tax positions in prior period	(173)	(18)
Gross increases - tax positions in current period	-	1,514
Settlement	-	(1,052)
Lapse in statute of limitations	-	-
Unrecognized tax benefits - December 31	$1,744	$1,915

During the year ended December 31, 2013, the Canada Revenue Agency concluded their audit of the international transactions of Rich Dad Education Ltd, a Canadian subsidiary of Legacy Education Alliance, Inc., for the years ended December 31, 2007, 2008 and 2009 with no material adjustments. The $1.1 million reduction during 2013 for the settlement of prior year tax positions is due to the resolution of this Canadian transfer pricing audit.

The total liability for unrecognized tax benefits at December 31, 2014 is reflected in the Consolidated Balance Sheets as follows:

	December 31,
	2014	2013
Reduction of net operating loss carryforwards	$1,676	$1,753
Reduction of tax credit carryforwards	5	101
Total reductions of deferred tax assets	1,681	1,854
Noncurrent tax liability (reflected in Other long-term liabilities)	63	61
Total liability for unrecognized tax benefits	$1,744	$1,915

We do not expect any significant changes to unrecognized tax benefits in the next year.

At December 31, 2014 and 2013, the Company estimated that $0.1 million and $0.1 million, respectively, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

On April 12, 2013, we were notified by the Canadian revenue Agency of their intent to audit the income tax returns of Rich Dad Education Ltd. for the years ended December 31, 2010 and 2011. This audit is currently in process and we believe that our accruals included in our 2013 consolidated financial statements are adequate.

Our federal and the majority of our state income tax returns for all years after 2010 are subject to examination by tax authorities. Some 2010 state tax returns remain subject to examination by tax authorities. Our Canadian tax returns for all years after 2009 are subject to examination, as are our United Kingdom tax returns for all years after 2010.

Note 10—Certain Relationships and Related Transactions

Our primary business relies on our license of the Rich Dad brand and related marks and intellectual property. The following transactions summarize our license to use the Rich Dad trademarks, trade names and other business information in seminars in the U.S., Canada and the United Kingdom (the “Rich Dad Intellectual Property Rights”):

July 6, 2006, we entered into the license agreement (the “Rich Dad License Agreement”) under which it was the controlling member of Rich Dad Education, LLC (“RDE”), a limited liability company that was granted a license to use the Rich Dad Intellectual Property Rights in the United States, Canada, and the United Kingdom for the payment of a fee equal to a fixed percentage of cash sales gross revenue (as defined in the Rich Dad License Agreement) realized by RDE.

May 26, 2010, we restructured the Rich Dad License Agreement with certain entitles controlled by Robert and Kim Kiyosaki, or the “Rich Dad Parties,” and

●	Entered into a License Agreement with Rich Dad Operating Company, LLC (“RDOC”) and other Rich Dad Parties (the “2010 Rich Dad License Agreement”), relating to our rights to use the Rich Dad Intellectual Property Rights,

●	Entered into a Settlement Agreement and Release with the Rich Dad Parties, (the “Settlement Agreement”), relating to the previous Rich Dad License Agreement pursuant to which (i) we gave a general release of any claims we had against the Rich Dad Parties based upon the Rich Dad License Agreement and related agreements and (ii) the Rich Dad Parties released us from certain specific claims made by the Rich Dad Parties against it including claims for allegedly unpaid royalties, excess management fees and expenses allegedly retained by us, and unspecified damage to the Rich Dad brand.

The 2010 Rich Dad License Agreement was for a term ending December 31, 2014. The 2010 Rich Dad License Agreement gave us the exclusive right to use Rich Dad Intellectual Property for services and products in live seminars and training courses in the U.S., Canada and the United Kingdom. The 2010 Rich Dad License Agreement also provided that we establish escrow and cash collateral accounts in an aggregate amount equal to 30% of our deferred revenues during the term of the 2010 Rich Dad License Agreement (the “Reserve Goal”) to secure, in part, our contractual commitments to the customers who purchased the Rich Dad and our other courses. After the Reserve Goal was met, we paid (i) to RDOC a current royalty (“Current Royalty”) of 3% of the Gross Revenues and (ii) into the escrow account a deferred royalty of 5% of the Gross Revenues (“Unfulfilled Royalty”). Under the 2010 Rich Dad License Agreement, the term “Gross Revenues” meant gross revenues related to the Rich Dad brands, net of merchant fees, taxes, shipping, refunds, rebates, bad debt and sums paid to RDOC’s third party coaching provider under a separate cross marketing agreement. In addition, we were required by the 2010 Rich Dad License Agreement to pay into the cash collateral account on a monthly basis the amount by which the average cash balance of all unrestricted funds in our accounts for the prior 90 day period (excluding the proceeds from the sale of, or other realization upon, any non-core assets or any cash accounts from RDE made available to us) exceeded $6 million. Our merchant deposit (i.e., credit card processor) reserve funds would also be credited to the Reserve Goal. After the Reserve Goal was met, we were required to pay RDOC royalty payments equal to 10% of Gross Revenues in lieu of paying the current royalty to RDOC and the unfulfilled royalty into the escrow account. If the combined amounts in the escrow account and the cash collateral account exceeded the Reserve Goal, the excess funds could be withdrawn from the escrow account twice each year and applied to the deferred fulfillment royalties that are due to RDOC. In addition, on a quarterly basis, RDOC could withdraw 40% of payments into the escrow account during the prior three-month period. The 2010 Rich Dad License Agreement contained covenants relating to performance standards and cash operating profits. We were limited in making any capital expenditures with respect to any businesses other than the Rich Dad Education Business that exceed $500,000 per year without obtaining written approval from RDOC. We were also required to consult with RDOC prior to hiring a Chief Executive Officer, Chief Financial Officer or any other officer who reports directly to the Chief Executive Officer. RDOC had the right to have one representative observe all meetings of our Board of Directors in a non-voting capacity.

In accordance with the terms of the Settlement Agreement, we issued 9.9% of its then outstanding common stock (1,290,000 shares) to Rich Global, LLC (“Rich Global”) and redeemed Rich Global’s 49% membership interest in RDE. The Rich Dad Parties agreed to transfer the RDE assets to us, except for the data base of customer names and customer leads, resulting in full ownership by us of the business previously conducted by RDE. We agreed to dissolve RDE and terminate the license and administrative services agreements associated with RDE. We had responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. We agreed to release the Rich Dad Parties from all general claims related to RDE and they agreed to release us from specific claims that it made against us and RDE in connection with its alleged default letter dated March 27, 2009. Among other things, the Settlement Agreement proposed enhanced cooperation in advertising, marketing, and educational programs between us and RDOC through a customer contact and data base management strategy that emphasized seamless support of the Rich Dad brand and its customers.

On March 25, 2011, we entered into a credit agreement with RDOC (“Credit Agreement”) that converted approximately $3.5 million of royalty payments due as of December 31, 2010 into a promissory note with stated terms.

On August 31, 2012, we entered into a Memorandum of Understanding (“MOU”) with RDOC, whereby RDOC consented to the deferral by us of payments due under the 2010 Rich Dad License Agreement for (x) the shortfall of royalties payable by us for the month of July 2012 and (y) the entirety of royalties for each of the months of August and September 2012, in the aggregate amount of $1.7 million. The payment obligations for such deferrals were evidenced in an unsecured interest-free demand note payable from us to Rich Dad with a maturity date of December 31, 2014. The MOU also provided for (i) the appointment of Anthony C. Humpage to be Chief Executive Officer of Tigrent, (ii) the parties to amend the terms of the 2010 Rich Dad License Agreement to provide for the termination of such Agreement upon the occurrence of a Change in Control, as such term is defined in the Agreement and (iii) the parties to amend the Credit Agreement with RDOC to provide for the acceleration of the due date of all sums payable by us thereunder upon a Change of Control.

On or about September 18, 2012, we entered into (i) a First Amendment to the Credit Agreement and First Amendment to Promissory Note to provide that a Change of Control (as defined in the First Amendment) would constitute an Event of Default pursuant to which all of our indebtedness under the Credit Agreement shall automatically become due and payable, and (ii) a First Amendment to the 2010 Rich Dad License Agreement that provided that the License Agreement would terminate, without further action of the parties, upon a Change of Control.

On March 15, 2013, we entered into (i) a Second Amendment to its 2010 Rich Dad License Agreement with RDOC pursuant to which we were granted the exclusive right to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide and (ii) a related Royalty Payment Agreement. Under this Second Amendment and Royalty Payment Agreement, we had the unilateral right to retroactively pay up to half of each month’s royalties in the form of an interest-free promissory note, and up to 100% of each month’s royalties in the form of an interest free promissory note with the consent of RDOC. Promissory notes issued under this Second Amendment were due and payable on December 31, 2014 (i.e., the date of expiration of the 2010 Rich Dad License Agreement), but could be prepaid at any time without penalty. The Second Amendment and Royalty Payment Agreement also provided that the promissory notes issued thereunder would automatically convert into shares of our preferred stock upon a Change of Control, as defined in the Royalty Payment Agreement. We issued a series of promissory notes under this Second Amendment and Royalty Payment Agreement totaling $3.6 million in royalties for the months commencing October 2012 through August 2013, inclusive. All current and future royalties payable to RDOC were deferrable under this Amendment.

Effective September 1, 2013, we entered into new licensing and related agreements with RDOC (collectively, the “2013 License Agreement”) that replaced the 2010 Rich Dad License Agreement that was scheduled to expire at the end of 2014. The initial term of the 2013 License Agreement expires August 31, 2018, but continues thereafter on a yearly basis unless one of the parties provides timely notice of termination. The 2013 License Agreement also (i) reduces the royalty rate payable to RDOC compared to the 2010 Rich Dad License Agreement; (ii) broadens the Company’s exclusivity rights to include education seminars delivered in any medium; (iii) eliminates the cash collateral requirements and related financial covenants contained in the 2010 Rich Dad License Agreement; (iv) continues our right to pay royalties via a promissory note that is convertible to preferred shares upon the occurrence of a Change in Control (as defined in the 2013 License Agreement); (v) continues the presence of an RDOC representative on our Board of Directors; (vi) eliminated approximately $1.6 million in debt from our consolidated balance sheet as a result of debt forgiveness provided for in the agreement terminating the 2010 Rich Dad License Agreement; and (vii) converted another approximately $4.6 million in debt to 1,549,882 shares of our common stock. The debt forgiveness of $1.6 million is shown on the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2013. The conversion of the debt to equity of $4.6 million is shown on the Consolidated Statement of Changes in Stockholders’ Deficit for 2013.

On April 22, 2014, we entered into an agreement with RDOC to settle certain claims we had against RDOC, Robert Kiyosaki, and Darren Weeks arising out of RDOC’s, Kiyosaki’s, and Weeks’s promotion of a series of live seminars and related products known as Rich Dad:GEO that we alleged infringed on its exclusive rights under the 2013 License Agreement between the Company and RDOC (the “GEO Settlement Agreement”). In the GEO Settlement Agreement, RDOC, Kiyosaki, and Weeks agreed to terminate any further activity in furtherance of the Rich Dad:GEO program. In addition, RDOC agreed, among other things, to (i) amend the 2013 License Agreement to halve the royalty payable by us to RDOC to 2.5% for the whole of 2014, (ii) cancelled approximately $1.3 million in debt owed by us to RDOC, and (iii) reimburse us for the legal fees it incurred in the matter. The $1.3 million of cancelled debt is reflected as “Litigation settlement” in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2014. In addition, RDOC’s right to appoint one member of our Board of Directors previously continued under the 2013 License Agreement was cancelled.

On June 11, 2014, beneficial ownership of all of the shares of common stock held by RDOC was transferred to our Chief Executive Officer for consideration.

The 2013 License Agreement and the GEO Settlement Agreement were assigned to our wholly owned subsidiary, Legacy Education Alliance Holdings, Inc. on September 10, 2014.

See Note 13—Commitments and Contingencies for additional discussion.

Note 11— Capital Stock and Recapitalization

Recapitalization

As discussed in Note 1—Business Description and Basis of Presentation, effective November 10, 2014, PRCD, formerly an inactive public company, was acquired by a wholly-owned subsidiary of Tigrent Inc., and changed its name to Legacy Education Alliance, Inc. (the “Company”). In conjunction with the Merger, the Company was recapitalized, resulting in a capital structure outlined below. The historical numbers of common shares presented in our consolidated financial statements were converted to equivalent shares post- Merger, at a rate of approximately 1.07 to 1.00. In connection with the Merger accounting, approximately $7.8 million was reclassified from Common Stock to Additional paid-in capital.

Share Capital

Our authorized share capital consists of 200,000,000 shares of Common Stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

As of December 31, 2014, 20,000,518 shares of our Common Stock were outstanding. The outstanding shares of our Common Stock are validly issued, fully paid and non-assessable.

Holders of Common Stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of Common Stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of Common Stock voting for the election of directors can elect all of the directors. Holders of Common Stock representing a majority of the voting power of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company’s certificate of incorporation.

Holders of our Common Stock are entitled to share in all dividends that our Board of Directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the Common Stock. The Common Stock has no pre-emptive, subscription or conversion rights and there are no redemption provisions applicable to the Common Stock.

In addition, our authorized but unissued common shares could be used by our Board of Directors for defensive purposes against a hostile takeover attempt, including (by way of example) the private placement of shares or the granting of options to purchase shares to persons or entities sympathetic to, or contractually bound to support, management. We have no such present arrangement or understanding with any person. Further, our Common Stock may be reserved for issuance upon exercise of stock purchase rights designed to deter hostile takeovers, commonly known as a “poison pill.”

Preferred Stock

As of December 31, 2014, no shares of our preferred stock were outstanding.

Our authorized preferred stock is “blank check” preferred. Accordingly, subject to limitations prescribed by law, our Board is expressly authorized, at its discretion, to adopt resolutions to issue shares of preferred stock of any class or series, to fix the number of shares of any class or series of preferred stock and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by our stockholders.

As of December 31, 2014, we do not have any options, warrants or convertible securities that are granted or outstanding. However, we have reflected Tigrent’s stock-based compensation plans in our financial statements since they cover our employees and directors.

Note 12— Segment Information

We manage our business in three operating segments based on geographic areas for which operating managers are responsible to the Chief Operations Officer. As such, operating results, as reported below, are reviewed regularly by our Chief Operating Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Years ended December 31,
As a percentage of total revenue	2014	2013
U.S.	73.1%	74.4%
Canada	6.3	8.8
U.K. and other foreign markets	20.6	16.8
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

(In thousands)	Years ended December 31,
Segment revenue	2014	2013
United States	$70,502	$63,294
Canada	6,072	7,481
U.K. and other foreign markets	19,934	14,343
Total consolidated revenue	$96,508	$85,118

Segment gross profit contribution *
United States	20,007	13,482
Canada	814	140
U.K. and other foreign markets	1,929	2,604
Total consolidated gross profit	$22,750	$16,226

* Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

Depreciation and amortization expenses
United States	$190	$264
Canada	3	1
U.K. and other foreign markets	23	11
Total consolidated depreciation and amortization expenses	$216	$276

(In thousands)	Years ended December 31,
Segment identifiable assets	2014	2013
United States	$10,999	$20,891
Canada	1,334	2,344
U.K. and other foreign markets	5,394	3,225
Total consolidated identifiable assets	$17,727	$26,660

For the years ended December 31, 2014 and 2013, our long-lived assets in the U.S. were approximately $1.3 million in each year. For the years ended December 31, 2014 and 2013, our international long-lived assets were less than $0.1 million in each period.

Note 13—Commitments and Contingencies

Licensing agreements

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2014 and December 31, 2013 were $6.3 million and $6.8 million, respectively.

Operating leases

We lease office space for administrative and training requirements. These leases expire through February 2019 and some of them have renewal options and purchase options. In addition, certain office space leases provide for rent adjustment increases. The accompanying Consolidated Statements of Operations and Comprehensive Income reflect rent expense on a straight-line basis over the term of the lease.

Rent expense for the years ended December 31, 2014 and 2013 was approximately $0.8 million and $0.7 million, respectively. Except for a condominium lease with our Chief Executive Officer, there are no other related party leases.

We are committed to cash expenditures with respect to the contractual operating lease obligations set forth as follows: $0.8 million in 2015; $0.7 million in 2016; $0.2 million in 2017; $0.2 in 2018; and less than $ 0.1 million thereafter.

Custodial and Counterparty Risk

The Company is subject to custodial and other potential forms of counterparty risk in respect of a variety of contractual and operational matters.  In the course of ongoing company-wide risk assessment, management monitors the Company arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at December 31, 2014 and 2013 were $1.5 million and $2.6 million, respectively. These balances are included on the Consolidated Balance Sheets in restricted cash in 2014 and 2013. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2014, we did not have a CDAR balance. The CDARS balance was $2.0 million at December 31, 2013.

Litigation

Tigrent Group Inc., Rich Dad Education, LLC, and Tigrent Enterprises Inc. v. Cynergy Holding, LLC, Bank of America, N.A., BA Merchant Services, LLC, BMO Harris Bank, N.A. and Moneris Solutions Corporation, was originally filed in the U.S. District Court for the Eastern District of New York (No. 13 Civ. 03708) on June 28, 2013, but, due to a challenge to federal jurisdiction, was subsequently recommenced in the Supreme Court of New York, County of Queens (No. 703951/2013), on September 19, 2013.  In the lawsuit, we are seeking, among other things, recovery of the $8.3 million in reserve funds withheld from us in connection with credit card processing agreements executed with the Defendant credit card processing entities as well as with Process America (“PA”), a so-called “Independent Sales Organization” that places merchants with credit card processors.  The Amended Complaint alleges that the Defendants breached their contractual obligations to us under our credit card processing agreements by improperly processing and transferring our reserve funds to PA.  We allege that Bank of America and BA Merchant Services are liable for a portion of our total damages arising from these breach of contract claims (approximately $4.7 million), while Cynergy, Harris Bank, and Moneris are liable for the total damages of approximately $8.3 million.  We also allege that Cynergy, Harris Bank and Moneris committed common law fraud and negligent misrepresentation by failing to disclose to us the unauthorized processing and transfers to PA notwithstanding their knowledge of the mishandling of funds and of the fact that PA had failed to maintain the reserve funds as required under the agreements.  Pursuant to both of these claims, we allege that we are entitled to recover the full amount of our damages, as well as, with respect to the fraud claim and punitive damages. The case is currently in the discovery phase.

Tigrent Group Inc. v. Process America, Inc., Case No 1:12-cv-01314-RLM, filed March 16, 2012 in the U.S. District Court for the Eastern District of New York. In this case we sought the return of the $8.3 million credit card merchant reserve account deposit held by Process America, a so-called “Independent Sales Organization” that places merchants with credit card processors. On November 12, 2012, PA filed for bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (“Bankruptcy Court.”) On December 3, 2012, the Bankruptcy Court obtained jurisdiction of our dispute with PA. On June 21, 2013, the Tigrent Group filed its proof of claim with Bankruptcy Court in the amount of $8.3 million.

Tigrent and Tranquility Bay of Southwest Florida, LLC v. Gulf Gateway Enterprises, LLC, Dunlap Enterprises, LLC, Anthony Scott Dunlap, Peter Gutierrez, and Ignacio Guigou, Case No. 11-CA-000342 filed January 28, 2011 in the 20th Judicial Circuit, Lee County, FL Civil Division. This is a suit brought by the Company and its affiliate, Tranquility Bay of Southwest Florida, LLC (“TBSWF”), of which the Company is the sole member. This suit (hereinafter referred to as Tigrent v. GGE) was brought to enforce the terms of a settlement agreement with the defendants that resolved a prior mortgage foreclosure suit brought by the Company to foreclose on property owned by TBSWF in Lee County, Florida (the “2009 Settlement”). Pursuant to the 2009 Settlement, the Company acquired the membership interest in TBSWF and the defendants made certain representations and warranties, and undertook certain obligations, regarding TBSWF and the property it owned. In the 2011 lawsuit, the Company and TBSWF alleged that the defendants breached the 2009 Settlement Agreement. The defendants and Drevid, LLC, another party to the 2009 Settlement, filed various counter- and cross-complaints against the Company and TWBSF for transferring the real property owned by TBSWF to a third party in 2010, allegedly in violation of the 2009 Settlement. Trial was held in the 20th Judicial Circuit, Lee County Florida and on August 4, 2014, the Court entered an order entering judgment in favor of the Company and TBSWF on the defendants’ counterclaims and Drevid LLC’s cross-claims and awarding the Company and TBSWF $0.3 million in damages. The Company and TWBSF have filed a motion for its attorneys’ fees and pre-judgment interest on August 7, 2014. On August 8, 2014, the defendants and Drevid have filed Motions to Alter or Amend the Judgment and for New Trial and/or Rehearing. On October 22, 2014, the Court granted our motion for attorneys' fees and prejudgment interest and reserved jurisdiction to determine the amount of such fees and costs to be awarded to us. Also, on October 22, 2014, the Court denied the defendants' and Drevid's motions to Alter or Amend the Judgment and for a New Trial and/or Rehearing.

Subsequently, on November 3, 2014, the defendants and Drevid (the “Appellants”) filed a Notice of Appeal with the Second District Court, Case No. 2D14-5190. The appeal seeks to review of the trial court’s final judgment in Case No. 11-CA-000342, as well as review of several interlocutory orders. The Appellants initial brief is due on or before April 13, 2015.

In a matter related to Tigrent Inc. et al. v. Gulf Gateway Enterprises, LLC, et al., Case No. 11-CA-000342, as described above, the law firm of Aloia and Roland, LLP has filed a lawsuit captioned Aloia and Roland , LLP v. Anthony Scott Dunlap, Dunlap Enterprises, LLC, Tranquility Bay of Pine Island, LLC and Tranquility Bay of Southwest Florida, LLC, in the 20th Judicial Circuit for Lee County Florida to (i) enforce the terms of a promissory note in the principal amount of $0.1 million allegedly issued by our affiliate,TBSWF, in payment of attorneys allegedly owed by TBSWF to the plaintiff, plus interest and late fees through the date of filing in the combined amount of $0.1 million and (ii) to foreclose on a mortgage that placed by Aloia and Roland, LLP on the real property that was owned by TBSWF and transferred in 2010 that was the subject of the Tigrent v. GGE lawsuit described in the immediately preceding paragraph. This mortgage was placed on the real property prior to the Company acquiring TBSWF. The placing of the mortgage on the real property was found by the court in Tigrent v. GGE to be a breach by the defendants and Drevid of the 2009 Settlement Agreement for which judgment was entered in favor of the Company and TBSWF. The Company is not a party to the lawsuit. TBSWF has defenses in this matter, although there can be no guarantee of a favorable outcome. TBSW has also asserted a counterclaim against both the law firm of Aloia and Roland, LLP as well as Frank Aloia, Jr., individually, alleging the following causes of action: 1) Legal Malpractice; 2) Breach of Fiduciary Duty; 3) Constructive Fraud; and 4) Declaratory Judgment. In addition, TBSWF has made demand for indemnification on the Tigrent v. GGE defendants and Drevid, LLC under the 2009 Settlement Agreement.

Tranquility Bay of Southwest Florida, LLC v. Michael A. Schlosser; Rebecca H. Schlosser; Drevid, LLC; Anthony Scott Dunlap; Kayleen A. Dunlap; Dunlap Enterprises, LLC; GGE, LLC; Peter Gutierrez, and Ignacio Guigou, Case No. 14-CA-003160, filed October 30, 2014 in the Circuit Court of the 20th Judicial Circuit for Lee County, Florida. In another matter related to Tigrent Inc. et al. v. Gulf Gateway Enterprises, LLC, et al., Case No. 11-CA-000342, as described above, TBSWF seeks a declaratory judgment against all defendants that (i) a promissory note allegedly issued to Michael Schlosser by Dunlap Enterprises, LLC on behalf of TBSWF in 2009 in the principal amount of approximately $2.2 million plus interest through August 3, 2014 (the “First Schlosser Note”) is invalid and unforceable, (ii) a promissory note allegedly issued to Michael Schlosser by Dunlap Enterprises, LLC on behalf of TBSWF in 2009 in the principal amount of approximately $2.5 million plus interest through August 3, 2014 (the “Second Schlosser Note”) is invalid and unenforceable, (iii) Dunlap Enterprises, LLC lacked the authority to execute both the First and Second Schlosser Notes on behalf of TBSWF, (iv) TBWSF received no consideration for the purported execution of either the First or Second Schlosser Note, (v) that the Schlosser Notes are in fact a consolidation of debt incurred by defendants Anthony Scott Dunlap, Kayleen Dunlap, Dunlap Enterprises, LLC, and GGE, LLC, (vi) all rights to the Schlosser Notes were previously assigned to Drevid, LLC, (vii) the First Schlosser Note was surrendered and destroyed in 2009, and (viii) such other and further relief as deemed just and proper by the Court. The Schlosser Notes were issued prior to the Company acquiring TBSWF. Michael Schlosser is affiliated with Drevid, LLC, a party to the Tigrent v. GGE lawsuit described above. The failure to inform the Company and TBSWF of the existence of the First Schlosser Note was found by the court in Tigrent v. GGE to be a breach by the defendants and Drevid of the 2009 Settlement for which judgment was entered in favor of the Company and TBSWF. The Company is not a party to either of the Notes. In addition, TBSWF seeks indemnification from Mr. Dunlap, Dunlap Enterprises, LLC, Mr. Guigou and Mr. Gutierrez under the 2009 Settlement for fees and costs incurred by TBSWF in defending against claims by Michael Schlosser and Rebecca Schlosser under the Schlosser Notes, including damages and prejudgment interest, and any additional relief deemed just and proper by the Court. Drevid, LLC has filed a counterclaim in this action seeking payment from TBSWF under the Second Schlosser Note.

Watson v. Whitney Education Group, Inc. Russ Whitney, United Mortgage Corporation, Gulfstream Realty and Development, Inc. Douglas Realty, Inc. and Paradise Title Services, Inc., first filed September 21, 2007 in the in 20th Judicial Circuit, Lee County, FL, Case No. 07-CA-011207. In this case (hereinafter referred to as “Watson v. WEG”), Jeffrey Watson (“Watson”) alleged against Whitney Education Group, Inc., a subsidiary of the Company, causes of action for breach of contract, breach of fiduciary duty, violation of Florida’s Deceptive and Unfair Trade Practices Act, breach of contractual obligation of good faith, constructive fraud, conspiracy to commit fraud, declaratory judgment, fraud in the inducement, Florida RICO conspiracy, and federal RICO conspiracy, based upon losses Watson alleges he incurred as the result of his purchase of real property from Gulfstream Realty and Development, an entity affiliated with Mr. Whitney, and with whom the WEG had a student referral agreement. Watson seeks compensatory damages in an unspecified amount, punitive damages, treble damages, injunctive relief, declaratory relief, and fees and costs. The Company is defending and indemnifying Mr. Whitney subject to and in accordance with the Company’s by-laws. WEG has filed a motion to dismiss, which is still awaiting a ruling from the court.

In related matters, Huron River Area Credit Union v. Jeffrey Watson/ Watson v. Whitney Education Group, Inc. and Russell Whitney, Case No. 2008-CA-5870-NC and Huron River Area Credit Union v. Jeffrey Watson/ Watson v. Whitney Education Group, Inc. and Russell Whitney, Case No. 2008-CA-5877-NC, both filed June 6, 2008 in the 12th Judicial Circuit, Sarasota County, FL Civil Division. These matters arose out of two mortgage foreclosure actions by Huron River Area Credit Union against Jeffrey Watson (“Watson”), which involve the real property that is the subject of the Watson v. WEG matter, above. Watson filed a cross-complaint against the Company’s Whitney Education Group subsidiary, n/k/a Rich Dad Education Inc., (“WEG”) and Russell A. Whitney, the Company’s founder and former Chief Executive Officer. In his cross-complaints, Watson alleges causes of action for common law indemnity, breach of contract, breach of the Florida Unfair and Deceptive Trade Practices Act, and conspiracy to commit fraud based on the purchase land and improvements in Lee County, Florida from Gulfstream Realty and Development, an entity affiliated with Mr. Whitney, and with whom the WEG had a student referral agreement. Watson is seeking unspecified compensatory damages, punitive damages, attorney’s fees and costs. The Company is defending and indemnifying Mr. Whitney subject to and in accordance with the Company’s by-laws. WEG has filed a motion to dismiss in each case, which are still awaiting a ruling from the court.

We are involved from time to time in routine legal matters incidental to our business, including disputes with students and requests from state regulatory agencies. Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Note 14—Subsequent Event

Subsequent to December 31, 2014, the Company commenced a private offering of securities through a private placement of units of restricted shares of common stock and warrants to purchase shares of its common stock. These shares carry certain restrictions typical of shares that have not been registered under the Securities Act of 1933, as amended. As of March 27, 2015, the Company has received subscriptions pertaining to approximately 840,000 shares of common stock, each of which includes a warrant to purchase an additional share of stock. As of such date, none of the subscription agreements have been accepted by the Company and, accordingly, none of these shares or warrants have been issued. There can be no assurance that these subscriptions will ever be accepted by the Company. The placement agent agreement requires us to pay fees of 13% of aggregate proceeds received from share sales and 5% of all amounts received upon the exercise of warrants and the placement agent will be issued warrants to purchase our shares of common stock equal to 10% of the total shares sold in the offering. The agreement with our current placement agent expires on April 15, 2015, but may be extended with both parties’ approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have retained the firm MaloneBailey, LLP as our audit firm to replace Crowe Horwath LLP and such firm has audited the financial statements for our fiscal year ended December 31, 2014 that are included in this Annual Report on Form 10-K. There were no disagreements between Crowe Horwath LLP and us.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our CEO and CFO concluded that as of December 31, 2014, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our CEO and CFO determined that as of December 31, 2014, our internal controls over financial reporting were not effective due to the following material weaknesses in internal controls that existed as of December 31, 2014:

●	We presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

a)	the determination of policies regarding certain areas of revenue recognition; and

b)	insufficient internal controls over our information technology systems, which permits unauthorized changes to our financial records to not be prevented or detected in an timely manner, and insufficient redundant back up of our financial records.

As of the date of this report, we have implemented new processes to ensure that access to financial records in our systems is adequately monitored and properly authorized , thus remediating one of our material weaknesses discussed above. We plan to implement additional new procedures during 2015, and subsequently test those new procedures, to remediate our material weakness pertaining to our revenue recognition policies and procedures.

If we fail to effectively remediate any of these material weaknesses or other material weaknesses or deficiencies in our control environment that may be identified in the future, we may be unable to accurately report our financial results, or report them within the time frames required by law or exchange regulations, to the extent applicable.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c)	Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

The following table and text set forth the names of our executive officers and directors as of the date of this report. Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Anthony C. Humpage	59	Chief Executive Officer and Director*
Charles F. Kuehne	63	Executive Vice President and Chief Financial Officer
Iain Edwards	46	Chief Operating Officer
James E. May	60	Chief Administrative Officer and General Counsel
Murray A. Indick	55	Chairman of the Board of Directors*
James K. Bass	58	Director*
Marc Scholvinck	56	Director*

* Such individual is also a director of Tigrent Inc.

Mr. Humpage has served as our Chief Executive Officer and Director since November 10, 2014 and a director of Legacy since November 10, 2014. Mr. Humpage has been the CEO of our predecessor since September 4, 2012 and has been a member of the Board of Directors of our predecessor since May 23, 2012. Mr. Humpage was also Chief Financial Officer of the Rich Dad Operating Company, LLC until he resigned on March 11, 2013. Rich Dad Operating Company, LLC licenses its Rich Dad® brand to Tigrent for financial education programs and is also a significant Tigrent shareholder. Mr. Humpage was previously Executive Vice President and Chief Financial Officer of Government Liquidation, the leading online auction website for federal government surplus and scrap assets, from 1998 to 2011. Earlier in his career, he worked in the construction materials, manufacturing and professional service industries specializing in early-stage and troubled organizations. A certified public accountant and a British chartered accountant, Mr. Humpage holds a MBA Finance degree from Western International University (1995).

Mr. Kuehne has served as our Executive Vice President and Chief Financial Officer since November 10, 2014. Mr. Kuehne has served as the Executive Vice President and Chief Financial Officer of our predecessor since August 15, 2011, and served as Interim Chief Financial Officer of our predecessor from October 2010 to August 2011. Prior to joining the Company, Mr. Kuehne served as an independent financial consultant for two years, providing executive-level financial management consulting services primarily to manufacturing companies owned by private equity firms. Between August 1998 and June 2008, he held various corporate controller, accounting, auditing and financial reporting positions with Platinum Equity, a private equity firm, and its portfolio companies, including President and Chief Financial Officer of Data2Logistics (May 2003 – June 2008), Vice President of Transactions Support and Chief Financial Officer for Acquisitions (August 1998 – April 2003), and Chief Financial Officer of Milgo Solutions (August 1998 – October 2001). Mr. Kuehne is a Certified Public Accountant and holds an M.B.A. from Nova Southeastern University (1996) and a B.A. in Business Administration from Ohio University (1974).

Mr. Edwards has served as our Chief Operating Officer since November 10, 2014. Mr. Edwards has served as the Chief Operating Officer of our predecessor since May 2013. Mr. Edwards joined the Company in 2002 as general manager of our U.K. office, and was promoted to U.K. Managing Director in 2004 and to President of International Operations in 2006. From 1997 until 2002, Mr. Edwards worked for and subsequently owned Jongor Limited, a single London Depot operation. Between 1991 and 1997, Mr. Edwards served time in the British Army in various capacities. Mr. Edwards holds a B.A. in Business Studies from the University of Greenwich, London (1991).

Mr. May has served as our Chief Administrative Officer and General Counsel since November 10, 2014. Mr. May has served as the Chief Administrative Officer of our predecessor since September 2009, and as the General Counsel of our predecessor since May 2009. Mr. May joined the Company in June 2007 as Assistant General Counsel. In his current role he is responsible for the Company’s Legal, Human Resources, Compliance, and IT/IS functions. Prior to joining the Company, he held the position of Associate General Counsel with Gateway Computers, where he was, at various times, the chief legal counsel for the Gateway Country Stores retail division and for the Business and Government Sales division, where he managed the Contract Management organization. Prior to that, he was Vice President, Deputy General Counsel with Blockbuster Videos, Inc. in Ft. Lauderdale, Florida and Dallas, Texas where he was the chief legal counsel for domestic store operations, including litigation management. Mr. May has a B.A. degree from American University (1981) and a J.D. degree from Catholic University Law School (1984).

Mr. Indick has served as the Chairman of our Board of Directors since November 10, 2014. Mr. Indick has served as the Chairman of the Board of Directors of our predecessor since November 2007. Mr. Indick is Senior Counsel with Crowell & Moring, LLP, an international law firm. Mr. Indick co-founded Prides Capital Partners, LLC ("Prides Capital"), an investment firm specializing in strategic block, active ownership investing in the small- and micro-cap arena, in March 2004. Prides Capital Fund I, LP, an affiliate of Prides Capital, owned approximately 11.1% of Tigrent’ outstanding common stock as of May 28, 2014. Prior to joining Prides Capital, Mr. Indick was partner/general counsel at Blum Capital, which he joined in 1997. Mr. Indick earned a B.A. from the University of Pennsylvania (1981) and a law degree from the Georgetown University Law Center (1984). Mr. Indick also served as a director of Ameritrans Capital Corporation, a lender to and investor in small businesses, a public portfolio company of Prides Capital until September 2011. Mr. Indick presently serves on the board of directors of privately held businesses.

Mr. Bass has served as a Director since November 10, 2014, and as a director of our predecessor since May 3, 2010. From September 2005 to June 2009, Mr. Bass served as the Chief Executive Officer and a director of Piper Aircraft, Inc., a general aviation manufacturing company. He served as the Chief Executive Officer and a director of Suntron Corporation, a provider of high mix electronic manufacturing services, from its incorporation in May 2001 until May 2005, and as Chief Executive Officer of EFTC Corporation, a subsidiary of Suntron Corporation, from July 2000 until April 2001. From 1992 to July 2000, Mr. Bass was a Senior Vice President of Sony Corporation. Prior to that, Mr. Bass spent 15 years in various manufacturing management positions at the aerospace group of General Electric Corporation. Since September 2000, Mr. Bass has served on the Board of Directors of TTM Technologies, Inc., a manufacturer of complex printed circuit boards used in sophisticated electronic equipment, where he serves as Chairman of the Compensation Committee. Additionally, since October 2010, Mr. Bass has been a director at Mercury Computer Systems, a provider of open, commercially developed, application-ready, multi-INT subsystems for the Intelligence, Surveillance and Reconnaissance (ISR) market. Mr. Bass holds a B.S.M.E. degree from Ohio State University (1979).

Mr. Scholvinck has served as a Director since November 10, 2014, and as a director of our predecessor since December 2013. Until April 2013, Mr. Scholvinck was Managing Partner and Chief Financial Officer of Blum Capital Partners, a private equity firm specializing in investments in both public and private companies. As Chief Financial Officer for Blum Capital, Mr. Scholvinck had responsibility for the firm's operations group including finance, tax, accounting reporting activities, and risk management. Prior to initially joining Blum Capital in 1991, Mr. Scholvinck was a Senior Manager in the Capital Markets Services Group of Deloitte &Touche, responsible for merger and acquisition services for international and North American clients and for audit services for financial institutions. Mr. Scholvinck was previously a Senior Manager at Touche Ross & Co. in Cape Town, South Africa. He is former Director of Suntron Corporation, Monroc, Inc. and Willig Freight Lines. Mr. Scholvinck is a Chartered Accountant and holds a Bachelor of Commerce (Honors) degree from the University of Cape Town (1980).

Director Independence and Qualifications

The Board of Directors has determined that each of our directors, except our Chief Executive Officer, Anthony C. Humpage, qualifies as an “independent director.” Because our common stock is not currently listed on a national securities exchange, we have used the definition of independence of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an independent director is a person other than an officer or employee of the Company or any other individual having a relationship with the Company that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be independent if:

●	The director is, or at any time during the past three years was, an employee of the Company;

●	The director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	A family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●	The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	The director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

The Board believes that the qualifications of the directors, as set forth in their biographies which are listed above and briefly summarized in this section, gives them the qualifications and skills to serve as a director of our Company. All of our directors have strong business backgrounds. The Board also believes that each of the directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion and the commitment to devote significant time and energy to service on the Board and its Committees.

Board Committees

We are not required under the Exchange Act to maintain any committees of our Board of Directors. We have formed certain committees of our board as a matter of preferred corporate practice.

We have an audit committee, a compensation committee and a corporate governance and nominating committee.

Audit Committee. Our Audit Committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including the following:

●	Monitors the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent registered public accounting firm;

●	Assumes direct responsibility for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such accounting firm;

●	Provides a medium for consideration of matters relating to any audit issues; and

●	Prepares the Audit Committee report that the rules require be included in our filings with the SEC.

The members of our Audit Committee are Mr. Scholvinck and Mr. Bass, and Mr. Scholvink serves as the Chairman. The Board of Directors has determined that each director serving on the Audit Committee qualifies as “independent” under the NASDAQ listing rules, and that Mr. Scholvink further qualifies as an “audit committee financial expert,” as such term is defined in the applicable rules of the Exchange Act. Our Audit Committee has a written charter available on our website at www.legacyeducationalliance.com.

Compensation Committee. Our Compensation Committee oversees our executive compensation plans and programs and reviews and recommends changes to these plans and programs, monitors the performance of the Chief Executive Officer and other senior executive officers in light of corporate goals set by the committee, reviews and approves the compensation of the Chief Executive Officer and other senior executive officers and reviews management succession planning.

The members of our Compensation Committee are Mr. Bass and Mr. Indick, and Mr. Bass serves as the Chairman. The Board of Directors has determined that each director serving on the Compensation Committee qualifies as “independent” under the NASDAQ listing rules. Our Compensation Committee has a written charter available on our website at www.legacyeducationalliance.com.

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee develops and recommends to the Board of Directors a set of corporate governance principles applicable to us, identifies qualified individuals to become members of the Board, selects, or recommends that the Board select, the director nominees for the next annual meeting of stockholders, receives comments from all directors and reports annually to the Board with assessment of the Board’s performance and prepares and supervises the Board’s annual review of director independence.

The members of our Corporate Governance and Nominating Committee are Mr. Indick and Mr. Scholvinck, and Mr. Indick serves as the Chairman. The Board of Directors has determined that each director serving on the Corporate Governance and Nominating Committee qualifies as “independent” under the NASDAQ listing rules. Our Corporate Governance and Nominating Committee has a written charter available on our website at www.legacyeducationalliance.com.

Transactions with Related Parties

The Board of Directors has adopted a Related Party Transaction Policy for the review of related person transactions. Under these policies and procedures, the audit committee reviews related person transactions in which we are or will be a participant to determine if they are fair and beneficial to the Company. Financial transactions, arrangements, relationships or any series of similar transactions, arrangements or relationships in which a related person has or will have a material interest and that exceed $120,000 in the aggregate per year are subject to the audit committee’s review. Any member of the audit committee who is a related person with respect to a transaction under review may not participate in the deliberation or vote requesting approval or ratification of the transaction. Transactions that are subject to the policy include any transaction, arrangement or relationship (including indebtedness or guarantees of indebtedness) in which the Company is a participant with a related person. The related person may have a direct or indirect material interest in the transaction. It is Company policy that the audit committee shall approve any related party transaction before the commencement of the transaction. However, if the transaction is not identified before commencement, it must still be presented to the audit committee for their review and ratification. For more information regarding related party transactions, see the section labeled “Certain Relationships and Related Transactions” below.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Business Conduct and Ethics that embody our commitment to conduct business with the highest ethical standards. Our directors, executive officers, and senior financial officers are subject to the Code of Business Conduct and Ethics and are expected to adhere to the principles and procedures set forth.

A copy of our Code of Business Conduct and Ethics may be found on our website at www.legacyeducationalliance.com. We will provide a copy of our Code of Ethics to any person, without charge, upon request, by writing to James E. May, Legacy Education Alliance, Inc., 1612 E. Cape Coral Parkway, Cape Coral, Florida 33904.

Indemnification

We maintain directors’ and officers’ liability insurance. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions limiting the liability of directors and officers and indemnifying them under certain circumstances. We have entered into indemnification agreements with our directors to provide our directors and certain of their affiliated parties with additional indemnification and related rights. See “Indemnification of Directors and Officers” for further information.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Program

Our executive compensation program is determined and proposed by our Compensation Committee and is approved by our Board of Directors. None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our Chief Executive Officer in setting compensation levels for our other executive officers.

Executive Employment Agreements

In October 2013, our predecessor entered into an employment agreement with Anthony C. Humpage, our Chief Executive Officer, with no specific term. Each party has the right to terminate the agreement within the parameters outlined in the agreement. In exchange for services rendered, Mr. Humpage is entitled to receive a base salary of $300,000 per year, subject to annual increases, and be eligible for an annual incentive bonus based on defined performance targets, of up to 120% of the annual base salary. The Company can terminate the agreement with cause, or upon a change in control, as defined in the agreement and under certain circumstances, Mr. Humpage may be eligible to receive termination benefits.

In addition to the annual incentive bonus, Mr. Humpage is eligible to receive:

●	Other incentives based on the achievement of goals specified by our Compensation Committee;

●	Additional discretionary bonuses from time to time as determined by our Compensation Committee; and

●	Reimbursement for certain specified expenses.

Executive Compensation Program Objectives and Overview

The Compensation Committee conducts an annual review of our executive compensation programs to ensure that:

●	The program is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability; and

●	The program adequately rewards performance which is tied to creating shareholder value.

Our current executive compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary; (2) annual incentive bonuses; and (3) grants of stock options and restricted stock.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Base salaries, perquisites and personal benefits, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives. We believe that in order to attract and retain top executives, we need to provide them with compensation levels that reward their continued productive service. Annual incentive bonuses are primarily intended to motivate our executive officers to achieve specific strategies and operating objectives, although we believe they also help us to attract and retain top executives. Our long-term equity incentives are primarily intended to align executive officers’ long-term interests with shareholders’ long-term interests, although we believe they also play a role in helping us to attract and retain top executives. Annual bonuses and stock option grants are the elements of our executive compensation program designed to reward performance and thus the creation of shareholder value.

We view our current executive compensation program as one in which the individual components combine together to create a total compensation package for each executive officer that we believe achieves our compensation objectives. In determining our current executive compensation program and the amounts of compensation for each component of our program, the Compensation Committee evaluates the current executive compensation data for companies in our industry. The Compensation Committee believes that our current executive compensation program is appropriate based on the evaluation of the compensation paid by companies in our industry for similarly situated employees.

Role of Compensation Committee and Executive Officers in Compensation Decisions

The role of our Compensation Committee is to oversee our compensation programs and retirement plans and policies and review and approve all compensation decisions relating to the Company’s Named Executive Officers, including our Chief Executive Officer. Our Compensation Committee reviews, and in consultation with the entire Board of Directors and our Chief Executive Officer (other than with respect to his own compensation), makes all compensation decisions for the Named Executive Officers. The Compensation Committee reviews and recommends and the independent members of the Board of Directors approves the annual compensation package of our Chief Executive Officer.

Our Compensation Committee intends to meet with our Chief Executive Officer at least annually to review the performance of the other executive officers, receive the recommendations of the Chief Executive Officer on the executive officers compensation and approve their annual compensation packages. This meeting is intended to include a review by the Chief Executive Officer of the performance of each Named Executive Officer who reports directly to our Chief Executive Officer.

Setting Executive Compensation

In furtherance of the philosophy and objectives described above, in setting compensation for our executive officers, our Compensation Committee considered data obtained from the consulting firm of Pearl Meyer & Partners, in addition to other factors, to assess competitive pay levels and establish compensation targets for base salary, annual incentives and long-term incentives. The data from the Pearl Meyer & Partners surveys reflects compensation practices of companies in the education industry with annual revenue and free cash flow that are comparable to our own, and includes data for executives with responsibilities cutting across the entire enterprise (“Survey Group”).

Base Salary

We provide our executive officers and other employees with a base salary designed to compensate them for the day-to-day services rendered to us during the fiscal year. Our Compensation Committee reviews each executive officer’s salary and performance annually. Market data from the Survey Group is used to determine base salary ranges for our executive officers based on the position and responsibility. An executive officer’s actual salary relative to this competitive salary range varies based on the level of his or her responsibility, experience, individual performance and internal pay-equity considerations. Specific salary increases take into account these factors and the current market for management talent. Salary increases are considered by the Compensation Committee each year.

Annual Incentive Compensation

We have an Executive Incentive Plan (the “Bonus Plan”) for our executive officers and other participating employees. The Bonus Plan, administered by the Compensation Committee, provides that the Compensation Committee will determine the total amount of performance incentive bonuses to be paid to participants under the Bonus Plan. Bonuses are based upon specific measures of our financial performance and achievement of each participant’s agreed upon annual goals.

Specifically, the Bonus Plan provides for target bonuses as a percent of each participant’s yearly salary. The target bonuses for our executive officers are as follows:

Chief Executive Officer—116%

Senior Executive Officers—48-70%

Vice Presidents and key employees—44% to 49%, as specified

Junior employees may participate in the plan as designated.

Payouts under the Bonus Plan are subject to the approval of the Compensation Committee following the finalization of our annual financial results and are based upon the following metrics, (i) Total Annual Cash Sales, (ii) Overall Adjusted EBITDA, (iii) increase in Adjusted EBITDA and (iv) achievement of the participant’s individual goals.

Equity Incentive Compensation

We currently do not have an equity based incentive compensation plan; however, our Board of Directors may determine to establish any such plan in the future.

Deferred Compensation Plans

We do not have a deferred compensation plan.

Retirement Benefits

We have a 401(k) employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion.

Medical, dental, life insurance and disability coverage

We provide other benefits such as medical, dental and life insurance and disability coverage to each Named Executive Officer in benefits plans that are also provided to all eligible U.S. based salaried employees. Eligible employees can purchase additional life, dependent life and accidental death and dismemberment coverage as part of their employee benefits package.

Deductibility of Executive Compensation

Under the Omnibus Budget Reconciliation Act of 1993, provisions were added to the Internal Revenue Code under Section 162(m) that limits the tax deduction for compensation in excess of $1.0 million paid to certain executive officers. However, performance based compensation can be excluded from the limit so long as it meets certain requirements. To qualify as “performance based” under Section 162(m), compensation payments must be determined pursuant to a plan, by a committee of at least two “outside” directors (as defined in the regulations promulgated under the Code) and must be based on achieving objective performance goals. In addition, the material terms of the plan must be disclosed to and approved by shareholders and the outside directors or the Compensation Committee, as applicable, must certify that the performance goals were achieved before payments can be awarded. The Compensation Committee believes that the stock option grants previously awarded by the Company qualify as performance based compensation and satisfy the requirements for exemption under the Internal Revenue Code Section 162(m).

For 2013, the annual salary paid to our Named Executive Officers did not exceed $1.0 million. Stock options granted under the terms of long-term incentives are exempt as performance based compensation for purposes of calculating the $1.0 million limit. To maintain flexibility in compensating the Named Executive Officers in a manner designed to promote varying corporate goals, the Compensation Committee reserves the right to recommend and award compensation that is not deductible under Section 162(m).

Executive Compensation Tables

The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executive Officers during the two fiscal years ended December 31, 2014 and 2013:

Summary Executive Compensation table

For the Years ended December 31, 2014 and December 31, 2013

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(3)	Total ($)
Anthony C. Humpage	2014	300,000	237,064	—	537,064
Chief Executive Officer and Director	2013	286,538	—	—	286,538

Charles F. Kuehne	2014	240,000	10,500	—	250,500
Executive Vice President &Chief Financial Officer	2013	240,000	—	—	240,000

Iain Edwards(2)	2014	247,700	112,825	—	360,525
Chief Operating Officer	2013	231,000	93,000	—	324,000

James E .May	2014	214,615	30,000	—	244,615
Chief Administrative Officer and General Counsel	2013	200,000	—	—	200,000

(1)	Bonus reflects discretionary cash bonuses paid during the year indicated.

(2)	Salary includes amounts paid to Mr. Edwards’s consulting company for work related to non-U.K. services.

(3)	Although we do not have any incentive plans, our parent company, Tigrent Inc., has incentive plans that cover some of our Named Executive Officers. No Tigrent Inc, awards were granted to our Named Executive Officers in 2014. In 2013, Our Chief Executive Officer was awarded 300,000 restricted shares of Tigrent Inc. common stock, at a grant date market price of $0.12 per share and cliff vest on April 30, 2017. He also was awarded 200,000 restricted performance shares of Tigrent Inc. common stock (in four 50,000 performance tranches) which only vest if certain performance metrics are attained. The 2014 performance goals were not achieved, therefore resulting in the cancellation of 50,000 of these performance award shares.

As of December 31, 2014, there were no outstanding option awards for any of our Named Executive Officers.

Potential Payments Upon Termination or Change in Control

The employment agreement with our Chief Executive Officer provides for payments upon termination without “cause”, as defined in the agreement, of six months base salary plus a prorated termination bonus. Upon a change in control as defined in the agreement, the CEO shall only receive amounts earned by him but not yet paid as of the termination date but may and is eligible to receive certain basic employee benefits for twelve additional months after termination.

Our Named Executive Officers have also signed our standard confidentiality and non-competition agreement that applies for certain time periods following the employee’s termination of employment for any reason. The non-competition time period after termination of employment is generally one to two years.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required of members of the Board. We also consulted with an independent compensation consultant and this compensation reflects his recommendations.

Our employee directors do not receive any additional compensation for serving on the Board. During 2014, our only employee director was Anthony C. Humpage.

Each non-employee director received a quarterly retainer of $12,500 each of the quarters in fiscal year 2014. Non-employee directors are reimbursed for expenses incurred in attending Board meetings.

Murray A. Indick received an additional $5,000 per quarter for his services as Chairman of the Board of Tigrent in 2014.

James K. Bass received an additional $3,750 per quarter for fiscal year 2014 for his services as Chairman of Tigrent’s Compensation Committee.

Marc Scholvinck received an additional $3,750 per quarter for his services as Chairman of Tigrent’s Audit Committee during 2014.

In addition to receiving a quarterly retainer, directors have been generally eligible to receive sign-on and annual equity awards.

Total compensation attributable to each non-employee director during 2014, which excludes reimbursable expenses, was as follows:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Total ($)
Murray A. Indick	70,000	2,400	72,400
James K. Bass	65,000	2,400	67,400
Marc Scholvinck	65,000	4,800	69,800

(1)	Each non-employee director received 30,000 restricted shares of Tigrent’s common stock on March 27, 2014 which vests over two years. The market value on the grant date was $0.08 per share. Mr. Scholvinck received an additional 30,000 restricted shares of Tigrent’s common stock on March 27, 2014 as a sign-on incentive.

As of December 31, 2014, Mr. Indick has 10,000 stock options outstanding for the purchase of Tigrent’s common stock at $2.25 per share. The stock options expire on November 20, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial common stock ownership as of December 31, 2014, by (i) of each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) by each of our directors and Named Executive Officers and directors and by (iii) all directors and Named Executive Officers as a group.

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.

Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights. This table is based upon information supplied to us by our Named Executive Officers, directors and principal shareholders and/or contained in reports filed by these persons with the SEC.

Name	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Tigrent Inc. (2)	16,000,000	80.0%
All directors and executive officers as a group	0	*
Andrew Glashow (3)	1,442,335	7.2%

*	Less than 1%

(1)	Based on 20,000,518 shares of Common Stock issued and outstanding as of October 31, 2014.

(2)	The address of Tigrent Inc. is 1612 E. Cape Coral Parkway, Cape Coral, Florida 33904. The members of the board of directors of Tigrent Inc. are the same as the members of the board of directors of the Company.

(3)	The securities are held by New World Merchant Partners LLC. The address is 700 White Plains Road, Suite 317, Scarsdale, New York 10583. Andrew Glashow has the exclusive voting power, which includes the power to vote, or to direct the voting of, the shares of common stock and the exclusive investment power, which includes the power to dispose, or to direct the disposition of, the shares of common stock.

Our officers and directors are also the officers and directors of our parent company, Tigrent Inc. The security ownership of our officers and directors of Tigrent Inc.’s shares of stock is reflected in the following table:

Name and Address of Beneficial Owner of Tigrent Inc.	Amount and Nature of Beneficial Ownership(1)	Percent of class
Named Executive Officers and directors:
Anthony C. Humpage (2)	3,319,882	20.8
Charles F. Kuehne (3)	200,000	1.3
Iain Edwards	0	*
James E. May	200,000	1.3
Murray A. Indick (4)	75,800	*
James K. Bass (5)	110,000	*
Marc Scholvinck (6)	60,000	*
Named Executive Officers and directors as a group (seven persons)	3,965,682	24.8

*	Less than 1%

(1)	Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights. The address for each Named Executive Officer and director is care of Tigrent Inc., 1612 East Cape Coral Parkway, Cape Coral, Florida 33904. As of January 23, 2015, Tigrent Inc. had 15,983,489 shares issued and outstanding, including the voting shares affiliated with unvested restricted shares. This table is based upon information supplied to us by our Named Executive Officers, directors and principal shareholders and/or contained in reports filed by these persons with the SEC.

(2)	Includes restricted common shares held in escrow with four (4) year cliff vesting but which may be voted in the interim. Also includes three 50,000 share tranches based on performance where each tranche will vest provided performance goals are met but which may be voted in the interim.

(3)	Includes 100,000 restricted common shares held in escrow with four (4) year cliff vesting but which may be voted in the interim.

(4)	Includes 10,000 underlying vested common stock options and 45,000 restricted shares for independent director services, but which may be voted in the interim.

(5)	Includes awards of 45,000 restricted shares for independent director services but which may be voted in the interim.

(6)	Consists of restricted shares for independent director services but which may be voted in the interim.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions during the 2014 between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or which the Company has chosen to voluntarily disclose.

On April 22, 2014, we entered into an agreement with Rich Dad Operating Company, LLC (“RDOC”), holders of the Rich Dad Intellectual Property Rights, to settle certain claims we had against RDOC, Robert Kiyosaki, and Darren Weeks arising out of RDOC’s, Kiyosaki’s, and Weeks’s promotion of a series of live seminars and related products known as Rich Dad:GEO that we alleged infringed on its exclusive rights under the 2013 License Agreement between the Company and RDOC (the “GEO Settlement Agreement”). In the GEO Settlement Agreement, RDOC, Kiyosaki, and Weeks agreed to terminate any further activity in furtherance of the Rich Dad:GEO program. In addition, RDOC agreed, among other things, to (i) amend the 2013 License Agreement to halve the royalty payable by us to RDOC to 2.5% for the whole of 2014, (ii) cancelled approximately $1.3 million in debt owed by us to RDOC, and (iii) reimburse us for the legal fees it incurred in the matter. In the addition, RDOC’s right to appoint one member of our Board of Directors previously continued under the 2013 License Agreement was cancelled.

On June 11, 2014, beneficial ownership of all of the shares of common stock held by RDOC was transferred to our Chief Executive Officer for consideration.

The 2013 License Agreement and the GEO Settlement Agreement were assigned to our wholly owned subsidiary, Legacy Education Alliance Holdings, Inc. on September 10, 2014.

Director Independence

Marc Scholvinck, James K. Bass, Murray A. Indick are our independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of independence of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an independent director is a person other than an officer or employee of the Company or any other individual having a relationship that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	The director is, or at any time during the past three years was, an employee of the Company;

●	The director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	A family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●	The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	The director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey LLP conducted the audit of our Consolidated Financial Statements for the year ended December 31, 2014. Crowe Horwath LLP audited our Consolidated Financial Statements for the year ended December 31, 2013. It is our understanding that both firms are obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the SEC. Our Audit Committee approves, in advance, non-audit services provided by our audit firms, and it considers the effect, if any, of such services on audit independence. All services provided by MaloneBailey LLP in 2014 were pre-approved in accordance with these procedures and the Audit Committee concluded that the services provided by MaloneBailey LLP for activities unrelated to the audit in 2014 are compatible with MaloneBailey maintaining its independence.

The following table presents fees for professional services rendered by our independent auditors, for the years ended December 31, 2014 and 2013 (in thousands):

	Years ended December 31,
	2014	2013
Audit fees – MaloneBailey LLP (1)	$339	$—
Audit fees – Crowe Horwath LLP (2)	575	175
Tax fees – Crowe Horwath LLP (3)	28	29
All other fees – Crowe Horwath LLP	5	—
Total fees	$947	$204

(1)	Includes approximately $281,000 of accrued audit fees pertaining to our 2014 fiscal year audit to be billed by MaloneBailey LLP in 2015.

(2)	Includes approximately $550,000 paid to Crowe Horwath LLP in 2014 for PCAOB-compliant audits of our fiscal years 2013 and 2012.

(3)	Primarily relates to tax compliance, tax advice and tax planning.

Audit Committee’s Pre-Approval Policies

Our audit committee is responsible for, among other things, the selection, appointment, retention and dismissal of our independent auditors. Additionally, our audit committee pre-approves the retention of our independent auditors for any non-audit services, and the funding for payment of compensation to our independent auditors for both audit and non-audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
2.1	Agreement and Plan of Merger, dated as of November 10, 2014, by and among Priced In Corp., Priced in Corp. Subsidiary, Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
4.1	Form of specimen certificate representing Common Stock of Legacy education Alliance, Inc.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.1	Bill of Sale, Assignment and Assumption Agreement dated as of September 10, 2014, by and between Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.2	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.3	Senior Executive Employment Agreement, dated October 2013, of Anthony C. Humpage	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.4	Assignment of Executive Employment of Anthony C. Humpage, dated November 10, 2014.	Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.5	Royalty Payment Agreement dated March 15, 2013 (1)	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.6	License Agreement, dated September 1, 2013 (1)	Incorporated by reference to Exhibit 10.6 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.7	Settlement and Amendment to the 2013 License Agreement, dated April 22, 2014 (1)	Incorporated by reference to Exhibit 10.7 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.8	Supplement to Talent Endorsement Agreement with Robbie Fowler, dated January 1, 2013 (1)	Incorporated by reference to Exhibit 10.8 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
16.1	Letter from MaloneBailey, LLP the SEC dated November 6, 2014	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
21.1	List of Subsidiaries	Filed herewith.
31.1	Section 302 Certification by the Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification by the Executive Vice President and Chief Financial Officer	Filed herewith.
32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

	By:	/s/ ANTHONY C. HUMPAGE
Dated: March 27, 2015		Anthony C. Humpage Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ANTHONY C. HUMPAGE	Chief Executive Officer and Director
Anthony C. Humpage		March 27, 2015

/s/ CHARLES F. KUEHNE	Executive Vice President and Chief Financial Officer
Charles F. Kuehne		March 27, 2015

/s/ MURRAY A. INDICK	Chairman of the Board of Directors
Murray A. Indick		March 27, 2015

/s/ JAMES K. BASS	Director
James K. Bass		March 27, 2015

/s/ MARC SCHOLVINCK	Director
Marc Scholvinck		March 27, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act

No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report. No proxy statement, form of proxy, or other proxy soliciting material relating to the Company’s last fiscal year has been sent to any of the Company’s security holders with respect to any annual or other meeting of security holders. If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the Company will furnish copies of such material to the Commission at the time it is sent to security holders.

