Form 10-Q
period 2015-03-31
Legacy Education Alliance, Inc.
filed 2015-05-15
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-184897

LEGACY EDUCATION ALLIANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	39-2079974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1612 East Cape Coral Parkway, Cape Coral, FL 33904	(239) 542-0643
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of May 8, 2015: 20,000,518.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Our assumptions used for the purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission.

There may be other factors of which we are currently unaware or that we deem immaterial that may cause our actual results to differ materially from the expectations we express in our forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate.

Forward-looking statements are based on current plans, estimates, assumptions and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events.

Presentation of Financial Statements

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our” or “us” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Educational Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Holdings, including Tigrent Inc., a Colorado corporation.

This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income, and cash flows of Legacy and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,700	$2,932
Restricted cash	2,531	1,843
Deferred course expenses	8,398	8,722
Prepaid expenses and other current assets	3,196	2,528
Inventory	189	161
Total current assets	18,014	16,186
Property and equipment, net	1,294	1,324
Other assets	214	217
Total assets	$19,522	$17,727
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,278	$2,620
Royalties payable	273	104
Accrued course expenses	1,472	1,060
Accrued salaries, wages and benefits	1,033	564
Other accrued expenses	3,195	2,967
Long-term debt, current portion	10	9
Deferred revenue, current portion	55,636	56,140
Total current liabilities	64,897	63,464
Long-term debt, net of current portion	49	52
Deferred revenue, net of current portion	248	238
Other liabilities	64	126
Total liabilities	65,258	63,880
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 20,000,518 shares issued and outstanding at March 31, 2015; 20,000,518 shares issued and outstanding at December 31, 2014	2	2
Additional paid-in capital	10,547	10,547
Cumulative foreign currency translation adjustment	1,398	370
Accumulated deficit	(57,683)	(57,072)
Total stockholders’ deficit	(45,736)	(46,153)
Total liabilities and stockholders’ deficit	$19,522	$17,727

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenue	$21,743	$26,639
Operating costs and expenses:
Direct course expenses	11,534	11,667
Advertising and sales expenses	5,157	5,601
Royalty expenses	1,201	2,191
General and administrative expenses	4,562	3,826
Total operating costs and expenses	22,454	23,285
Income (loss) from operations	(711)	3,354
Other income (expense):
Litigation settlement	—	1,300
Interest income	—	2
Interest expense	(2)	(29)
Other income, net	113	122
Total other income	111	1,395
Income (loss) before income taxes	(600)	4,749
Income tax expense	(11)	(13)
Net income (loss)	$(611)	$4,736

Basic and diluted earnings (loss) per common share	$(0.03)	$0.30
Basic and diluted weighted average common shares outstanding	20,001	15,936
Comprehensive income:
Net income (loss)	$(611)	$4,736
Foreign currency translation adjustment	1,028	42
Total comprehensive income	$417	$4,778

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional Paid in Capital	Cumulative Foreign Currency Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2013	15,936	$2	$10,525	$(806)	$(64,437)	$(54,716)
Net income		—	—	—	4,736	4,736
Foreign currency translation adjustment		—	—	42	—	42
Balance at March 31, 2014	15,936	$2	$10,525	$(764)	$(59,701)	$(49,938)
Balance at December 31, 2014	20,001	$2	$10,547	$370	$(57,072)	$(46,153)
Net loss		—	—	—	(611)	(611)
Foreign currency translation adjustment		—	—	1,028	—	1,028
Balance at March 31, 2015	20,001	$2	$10,547	$1,398	$(57,683)	$(45,736)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(611)	$4,736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51	55
Deferred income taxes	1	1
Litigation settlement	—	(1,300)
Change in operating assets and liabilities:
Restricted cash	(717)	183
Deferred course expenses	160	2,075
Prepaid expenses and other receivables	(788)	(103)
Inventory	(33)	(30)
Other assets	(6)	(20)
Accounts payable-trade	722	715
Royalties payable	169	(278)
Accrued course expenses	450	561
Accrued salaries, wages and benefits	482	175
Other accrued expenses	92	635
Deferred revenue	696	(4,094)
Net cash provided by operating activities	668	3,311
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(24)	(67)
Net cash used in investing activities	(24)	(67)
CASH FLOWS FROM FINANCING ACTIVITIES
Principle payments of debt	(2)	(302)
Proceeds from private offering of securities	503	—
Net cash provided by (used in) financing activities	501	(302)
Effect of exchange rate differences on cash	(377)	(157)
Net increase in cash and cash equivalents	768	2,785
Cash and cash equivalents, beginning of period	$2,932	5,554
Cash and cash equivalents, end of period	$3,700	8,339
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$(6)	(10)
Cash paid during the period for interest	$2	29

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — General

Description of our Business. We are a provider of practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help students become financially knowledgeable. We provide students with comprehensive instruction and mentoring on the topics of real estate, financial instruments investing, and entrepreneurship in the United States, Canada, the United Kingdom, and other international markets. Our training is offered in non-accredited free preview workshops, as well as basic training, advanced courses, mentoring and coaching, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts™, Independent Woman™, Women in Wealth™, and Brick Buy Brick™.

Basis of Presentation. The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our” or “us” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Educational Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Holdings, including Tigrent Inc., a Colorado corporation.

The accompanying unaudited condensed consolidated financial statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

Significant Accounting Policies. Our significant accounting policies have been disclosed in Note 2 - Significant Accounting Policies in our most recent Annual Report on Form 10-K. There have been no changes to the policies disclosed therein. The accompanying unaudited condensed consolidated financial statements we present in this report have been prepared in accordance with those policies.

Reclassifications. Certain amounts reported in the condensed consolidated financial statements for the prior periods have been reclassified to conform to the current reporting presentation.

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Tax in Interim Periods. We conduct operations in separate legal entities in different jurisdictions. As a result, income tax amounts are reflected in these condensed consolidated financial statements for each of those jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change based on the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. We record our tax provision or benefit on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period.

Losses from jurisdictions for which no benefit can be realized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be realized. The effects of unusual and infrequent items are recognized in the impacted interim period as discrete items.

The estimated annual effective tax rate may be affected by nondeductible expenses and by our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period during which such estimates are revised.

We have established valuation allowances against our deferred tax assets, including net operating loss carryforwards and income tax credits. Valuation allowances take into consideration our expected ability to realize these deferred tax assets and reduce the value of such assets to the amount that is deemed more likely than not to be realizable. Our ability to realize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. A change in our valuation allowance would impact our income tax expense/benefit and our stockholders’ equity and could have a significant impact on our results of operations or financial condition in future periods.

Note 2 — New Accounting Pronouncements

Adoption of Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.

Note 3 — Share-Based Compensation

Legacy Education Alliance, Inc. does not currently have any stock-based compensation plans. However, our parent company, Tigrent Inc., does have two incentive stock plans; the “2009 Incentive Plan” and the “2012 Incentive Plan”, which cover some of our current employees and directors. The financial activity pertaining to our employees and directors is reflected in our condensed consolidated financial statements, presented herein.

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost for all stock based payment awards made to employees and directors under Tigrent’s Incentive Plans is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $0.0 million and $0.0 million for the three months ended March 31, 2015 and 2014, respectively. We record these costs in general and administrative expenses. See Note 7 — Stock-Based Compensation, in the Notes to Consolidated Financial Statements for the year ended December 31, 2014, included in our 2014 Annual Report for further discussion.

Note 4 — Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average number of shares outstanding during the period.

Diluted EPS is computed by dividing net income by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled or converted into common stock and were dilutive.

Legacy Education Alliance, Inc. does not currently have any stock-based compensation plans, and therefore, our Condensed Consolidated Statements of Operations and Comprehensive Income do not reflect any dilutive effects that such plans would typically require.

Note 5 — Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.

In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1—Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

•	Quoted prices for similar assets or liabilities in active markets

•	Quoted prices for identical or similar assets or liabilities in markets that are not active

•	Inputs other than quoted prices that are observable for the asset or liability

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

•	Level 3—Inputs that are unobservable and reflect our assumptions used in pricing the asset or liability based on the best information available under the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, notes receivable, accounts payable, deferred course expenses, accrued expenses, deferred revenue, and debt. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management believes the carrying value of the other financial instruments recognized on the condensed consolidated balance sheet date, including receivables, payables and accrued liabilities approximate their fair value.

Note 6 — Income Taxes

Our income tax expense was $11.0 thousand and $13.0 thousand for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was (1.8)% and 0.3% for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2015 and December 31, 2014, a valuation allowance of $7.5 million and $7.9 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.4 million for the three months ended March 31, 2015, primarily due to current period realization of deferred tax assets related to deferred revenue. We decreased our valuation allowance by $0.1 million for the three months ended March 31, 2014, primarily due to a decrease in foreign net operating loss carryforwards.

As of March 31, 2015 and December 31, 2014, we had total unrecognized tax benefits of $1.7 million and $1.7 million, respectively, related to foreign and domestic tax positions. Of this amount, we estimate that that $0.1 million and $0.1 million, respectively, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the three months ended March 31, 2015 and 2014, we did not have any changes in our uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

Note 7 — Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of December 31, 2014 and March 31, 2015, including foreign subsidiaries, without FDIC coverage was $2.3 million and $3.3 million, respectively.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. For the three months ended March 31, 2015 and March 31, 2014, Rich Dad brands provided 84.0% and 89.0% of our revenue, respectively. We have operations in the U.S., Canada and the United Kingdom. See Note 8 Segment Information, for further discussion.

Note 8 — Segment Information

We manage our business in three segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. In accordance with the provisions of ASC 280, “Segment Reporting ,” our chief operating decision-maker has been identified as our Chief Operating Officer, who reviews our operating results along with other members of our executive team of these four segments in order to make decisions about allocating resources and assessing performance for the entire company.

The proportion of our total revenue attributable to each segment is as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
As a percentage of total revenue
United States	71.0%	75.3%
Canada	6.7	6.5
U.K.	18.8	16.7
Other foreign markets	3.5	1.5
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Segment revenue
United States	$15,434	$20,046
Canada	1,468	1,740
U.K.	4,075	4,455
Other foreign markets	766	398
Total consolidated revenue	$21,743	$26,639

	Three months ended March 31,
	2015	2014
	(In thousands)
Segment gross profit contribution *
United States	$4,582	$6,645
Canada	289	(34)
U.K.	284	417
Other foreign markets	(1,304)	152
Total consolidated gross profit	$3,851	$7,180

* Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three months ended March 31,
	2015	2014
	(In thousands)
Depreciation and amortization expenses
United States	$44	$49
Canada	1	—
U.K.	6	6
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$51	$55

	March 31, 2015	December 31, 2014
	(In thousands)
Segment identifiable assets
United States	$12,232	$10,999
Canada	1,232	1,334
U.K.	4,187	4,518
Other foreign markets	1,871	876
Total consolidated identifiable assets	$19,522	$17,727

Note 9 — Commitments and Contingencies

Private offering of securities. During the first quarter of 2015, the Company commenced a private offering of units at a gross price per unit of $0.55. Each unit included one share of common stock and a three-year warrant to purchase one share of common stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend. Each unit included registration rights for the investors for the shares of common stock and the shares of common stock that would be issued upon the exercise of a warrant (“Underlying Shares”). As of March 27, 2015, the Company has received subscriptions for approximately 840,000 units. As of April 30, 2015, none of these subscriptions have been accepted by the Company and, accordingly, none of these shares of common stock or warrants have been issued. We have offered to accept these subscriptions if (1) the investors waive their registration rights for their shares of common stock issued with each unit other than to register the Underlying Shares when and if we register our shares of common stock in a different offering, subject to certain excluded registered offerings, and (2) the placement agent agrees to terminate its placement agent agreement. There can be no assurance that we will ever accept these subscriptions. If we accept these subscriptions, then we will pay a placement agent cash fees of 13% of aggregate proceeds received from share sales and 5% of all amounts received upon the exercise of warrants and issue to the placement agent warrants to purchase our shares of common stock equal to 10% of the total shares sold in the offering. The agreement with this placement agent will terminate on the termination of this offering or the date that we accept these subscriptions. We received $0.5 million in cash during the three months ended March 31, 2015 associated with this transaction, which is recorded in restricted cash and other accrued expenses on our Condensed Consolidated Balance Sheets.

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014 were $1.2 million and $2.2 million, respectively.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at March 31, 2015 and December 31, 2014, was $1.9 million and $1.3 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2015, we did not have a CDAR balance.

Litigation. We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance. A substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows. While the outcome of these proceedings cannot be predicted with certainty, we do not expect any of these existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. There have been no material changes to the legal proceedings disclosed in the litigation section of Note 13 — Commitments and Contingencies, in the Notes to Consolidated Financial Statements for the year ended December 31, 2014, included in our 2014 Annual Report for further discussion.

Note 10 — Subsequent Event

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2014. This discussion contains forward-looking statements and involves numerous risks, assumptions and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K, and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

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

EXECUTIVE OVERVIEW and OUTLOOK

On November 10, 2014, we and our wholly owned subsidiary Legacy Education Alliance Holdings, Inc., a Colorado corporation (“Legacy Holdings”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Priced In Corp, and its wholly owned subsidiary Priced In Corp Subsidiary (“PIC Sub”). On November 10, 2014, pursuant to the Merger Agreement, PIC Sub merged with and into Legacy Holdings (the “Merger”), with Legacy Holdings surviving he Merger and becoming the wholly owned subsidiary of Priced In Corp. Subsequently, Priced In Corp, was renamed to Legacy Education Alliance, Inc. This Merger positioned us to access the public financing markets. If we are successful in obtaining additional funding, we plan to improve our corporate information systems and technology infrastructure through additional investments, improve our product development processes, and potentially accelerate our international growth. Fiscal 2014 showed mixed results from an operating perspective. On one hand, we were more profitable on higher revenue when compared with 2013, but on the other hand, our operating cash flows declined from the previous year. Fiscal 2014 was aided by our renegotiated licensing and other arrangements with the Rich Dad Operating Co. LLC, which included, among other things, the cancellation of $1.3 million of debt and a lower royalty rate for the year 2014 only. Going forward, we plan on decreasing our reliance on the Rich Dad brand in North America by continuing to introduce other brands in these markets. This will likely decrease our near term U.S. revenues. We will also promote and diversify our brands in the U.K., which will further reduce our reliance on the Rich Dad brand abroad.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2015	2014
Revenue	$21,743	$26,639
Operating costs and expenses:
Direct course expenses	11,534	11,667
Advertising and sales expenses	5,157	5,601
Royalty expenses	1,201	2,191
General and administrative expenses	4,562	3,826
Total operating costs and expenses	22,454	23,285
Income (loss) from operations	(711)	3,354
Other income (expense):
Litigation settlement	—	1,300
Interest income	—	2
Interest expense	(2)	(29)
Other income, net	113	122
Total other income	111	1,395
Income (loss) before income taxes	(600)	4,749
Income tax expense	(11)	(13)
Net income (loss)	$(611)	$4,736

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended March 31,
	2015	2014
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	53.0	43.8
Advertising and sales expenses	23.7	21.0
Royalty expenses	5.5	8.2
General and administrative expenses	21.0	14.4
Total operating costs and expenses	103.2	87.4
Income (loss) from operations	(3.2)	12.6
Other income (expense):
Litigation settlement	0.0	4.9
Interest income	0.0	0.0
Interest expense	0.0	(0.1)
Other income, net	0.5	0.5
Total other income	0.5	5.3
Income (loss) before income taxes	(2.7)	17.8
Income tax expense	(0.1)	0.0
Net income (loss)	(2.8)%	17.8%

OPERATING SEGMENTS

We operate in four segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2015	2014
U.S	71.0%	75.3%
Canada	6.7	6.5
U.K.	18.8	16.7
Other foreign markets	3.5	1.5
Total consolidated revenue	100.0%	100.0%

United States

Over the past several years, our U.S. business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. During the first quarter of 2015, our Rich Dad brands account for approximately 96% of our total U.S.-based revenue, the majority of which pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands, such as Independent Women tm, Women in Wealth tm, Brick Buy Brick tm and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

Canada

Similar to the U.S., our Canadian operations primarily consist of Rich Dad branded offerings. During the first quarter of 2015, our Rich Dad brands account for approximately 94% of our total Canadian-based revenue, the majority of which pertained to real estate-related education, with the balance pertaining to financial markets training.

U.K.

In contrast to our U.S. and Canadian operations, our U.K. business is more diversified among several different brands. During the first quarter of 2015, our Rich Dad brands account for approximately 44% of our total U.K-based revenue, the majority of which pertained to real estate-related education, with the balance pertaining to financial markets training.

Other Foreign Markets

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

        Revenue for the three months ended March 31, 2015 was $21.7 million compared to $26.6 million for the three months ended March 31, 2014, a decrease of $4.9 million, or 18.4%. The decrease was primarily due to the decline in recognition of breakage revenue from expired contracts of $4.0 million due to the change in our revenue recognition policy with regards to DVD fulfillment and a decrease in attendance (i.e. fulfillment) at our elite training courses of $2.2 million in the U.S., Canada and the U.K. partially offset by a $1.0 million increase in recognition of breakage revenue from expired contracts and increased attendance in our international markets of $0.4 million. Cash sales for the three months ended March 31, 2015 was $22.7 million compared to $22.7 million for the three months ended March 31, 2014.

Operating Expenses

Total operating costs and expenses for the three months ended March 31, 2015 was $22.5 million compared to $23.3 million for the three months ended March 31, 2014, a decrease of $0.8 million, or 3.4%. The decrease was primarily driven by a $0.5 million decrease in advertising and sales expenses and a $1.0 million reduction in royalty expenses, partially offset by a $0.7 million increase in general and administrative expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and elite training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses of approximately $11.5 million for the three months ended March 31, 2015 compared to $11.7 million for the three months ended March 31, 2014, a decrease of $0.2 million, or 1.7%.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing television and radio advertising continued during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels. Advertising and sales expenses were 23.7% and 21.0% of revenue, an increase of 2.7% for the three months ended March 31, 2015 and 2014, respectively. Media spending decreased by approximately $0.4 million during the first quarter of 2015 compared with the first quarter of 2014. However, our media spending decreased to $55 per registrant in the first quarter of 2015 from $69 per registrant in the first quarter of 2014, reflecting improved spending efficiency.

Royalty expense

We have licensing and related agreements with Rich Dad Operating Company, LLC("RDOC"), whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we incur a royalty. Royalty expense of approximately $1.2 million for the three months ended March 31, 2015 compared to $2.2 million for the three months ended March 31, 2014, a decrease of $1.0 million, or 45.5%. The decrease was driven by the reduction in the royalty percentages paid to RDOC in 2014.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses was approximately $4.6 million for the three months ended March 31, 2015 compared to $3.8 million for the three months ended March 31, 2014, a increase of $0.8 million, or 21.1%. The increase was primarily driven by professional fees for legal, accounting and outside services.

Litigation settlement

In April 2014, we entered into an agreement with RDOC to settle certain claims we had against RDOC, Robert Kiyosaki, and Darren Weeks. As part of this legal settlement agreement, approximately $1.3 million of debt was cancelled, essentially eliminating all of our remaining long-term debt.

Income tax expense

Our income tax expense was $11.0 thousand and $13.0 thousand for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was (1.8)% and 0.3% for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2015 and December 31, 2014, a valuation allowance of $7.5 million and $7.9 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.4 million for the three months ended March 31, 2015, primarily due to current period realization of deferred tax assets related to deferred revenue. We decreased our valuation allowance by $0.1 million for the three months ended March 31, 2014, primarily due to foreign net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been (68.2)% and 32.7% for the three months ended months ended March 31, 2015 and March 31, 2014, respectively.

Net income (loss)

Net income (loss) was $(0.6) million or $(0.03) per basic and diluted share for the three months ended March 31, 2015, an increase in net loss of $5.3 million compared to net income of $4.7 million or $0.30 per basic and diluted share for the three months ended March 31, 2014.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

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

As part of our April 22, 2014 agreements with RDOC, we reduced the royalty rate applied to our Rich Dad-branded revenues for calendar year 2014, which represented a significant savings to us in 2014. In 2015, the rate reverted to the normal royalty rate.

We anticipate incurring increased fees and expenses associated with our reporting obligations as a public company of not less than $0.5 million annually, including fees and expenses for our annual audit and quarterly reviews.

We plan to expand and diversify our brand offerings which will likely lead to decreased income in short term and require a material amount of investment and incurrence of operating expenses.

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our relatively modest operating cash flows during the past two years combined, we have needed to manage our cash position to ensure the future viability of our business. Over the past several years, including 2014, we have successfully renegotiated our licensing and related agreements with the Rich Dad Parties. As part of these new agreements, we have been able to, among other things, eliminate debt and reduce our royalty rate payable to RDOC, resulting in a significant positive development for us. During 2014, in the U.S., we entered into agreements with third-party financing companies that provide our customers with financing options not previously available to them for the purchase of our products and services. This new source of funds for our customers had a positive impact on both our revenue and operating cash flows and we expect it to continue to have a positive impact on our business going forward.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$668	$3,311
Net cash used in investing activities	(24)	(67)
Net cash provided by (used in) financing activities	501	(302)
Effect of foreign currency exchange rates	(377)	(157)
Net increase in cash and cash equivalents	$768	$2,785

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $0.7 million in the three months ended March 31, 2015 compared to net cash provided by operating activities of $3.3 million in the three months ended March 31, 2014. The $2.6 million decrease was primarily the result of the decline in our current assets and the timing of payments of current liabilities and the decline in earnings. Efforts to improve our operating cash flow include a renewed focus on improving our speaker effectiveness at our seminars and the introduction of third-party financing, thus improving customer sales, and driving down our operating expenses through increased accountability with our internal budgets.

Investing Cash Flows

Net cash used in investing activities totaled $24.0 thousand for the three months ended March 31, 2015 and $67.0 thousand for the three months ended March 31, 2014, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2015 and December 31, 2014 was 100.0% equity.

Net cash provided by financing activities totaled $0.5 million for the three months ended March 31, 2015 compared to net cash used in financing activities of $0.3 million for the three months ended March 31, 2014, representing a period-over-period increase in cash from financing activities of $0.8 million.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of March 31, 2015, our consolidated deferred revenue was $55.9 million.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of March 31, 2015, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports that we file or furnish under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 9 Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A.  Risk Factors.

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports and filings filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of our financial position, results of operations and cash flows.

The risks and uncertainties in our most recent Annual Report on Form 10-K, are not the only risks that we face. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2015, the Company commenced a private offering of units at a gross price per unit of $0.55. Each unit included one share of common stock and a three-year warrant to purchase one share of common stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend. Each unit included registration rights for the investors for the shares of common stock and the shares of common stock that would be issued upon the exercise of a warrant (“Underlying Shares”). As of March 27, 2015, the Company has received subscriptions for approximately 840,000 units. As of April 30, 2015, none of these subscriptions have been accepted by the Company and, accordingly, none of these shares of common stock or warrants have been issued. We have offered to accept these subscriptions if (1) the investors waive their registration rights for their shares of common stock issued with each unit other than to register the Underlying Shares when and if we register our shares of common stock in a different offering, subject to certain excluded registered offerings, and (2) the placement agent agrees to terminate its placement agent agreement. There can be no assurance that we will ever accept these subscriptions. If we accept these subscriptions, then we will pay a placement agent cash fees of 13% of aggregate proceeds received from share sales and 5% of all amounts received upon the exercise of warrants and issue to the placement agent warrants to purchase our shares of common stock equal to 10% of the total shares sold in the offering. The agreement with this placement agent will terminate on the termination of this offering or the date that we accept these subscriptions. We received $0.5 million in cash during the three months ended March 31, 2015 associated with this transaction, which is recorded in restricted cash and other accrued expenses on our Condensed Consolidated Balance Sheets.

This Quarterly Report on Form 10-Q does not constitute an offer to sell, or a solicitation to purchase any of our securities.

Item 6.  Exhibits

Exhibit Number
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: May 15, 2015	By:	/s/ Anthony C. Humpage
Anthony C. Humpage Chief Executive Officer and Director

Dated: May 15, 2015	By:	/s/ Charles F. Kuehne
Charles F. Kuehne
Executive Vice President and Chief Financial Officer

