Form 10-Q
period 2015-06-30
Legacy Education Alliance, Inc.
filed 2015-08-14
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-184897

LEGACY EDUCATION ALLIANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	39-2079974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1612 Cape Coral Parkway East, Cape Coral, FL 33904	(239) 542-0643
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Large Accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of August 13, 2015:  21,705,711.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the introduction of additional brands into the U.S. market (e.g., The Independent Woman, Women in Wealth, Brick Buy Brick) which are expected to grow and diversify U.S. revenue; the development of online courses which are expected to add significant revenue growth; projections of strong international growth, particularly in SE Asia; expected cost savings from symposium fulfillment experience that should lead to increased margins; shortening of course package contracts that should accelerate revenue recognition; and the estimates and matters described under the caption “Item 2. Management's Discussion and Analysis—Results of Operations—Outlook” and “Item 2. Management's Discussion and Analysis—Results of Operations—Recent Developments”. Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission.

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

Presentation of Financial Statements

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our” or “us” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including Tigrent Inc., a Colorado corporation.

This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income, and cash flows of Legacy and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,096	$2,932
Restricted cash	1,978	1,843
Deferred course expenses	8,767	8,722
Prepaid expenses and other current assets	3,008	2,528
Inventory	194	161
Total current assets	19,043	16,186
Property and equipment, net	1,285	1,324
Other assets	208	217
Total assets	$20,536	$17,727
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,241	$2,620
Royalties payable	209	104
Accrued course expenses	1,837	1,060
Accrued salaries, wages and benefits	873	564
Other accrued expenses	4,068	2,967
Long-term debt, current portion	10	9
Deferred revenue, current portion	57,671	56,140
Total current liabilities	67,909	63,464
Long-term debt, net of current portion	47	52
Deferred revenue, net of current portion	80	238
Other liabilities	64	126
Total liabilities	68,100	63,880
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 20,960,442 shares issued and outstanding at June 30, 2015; 20,000,518 shares issued and outstanding at December 31, 2014	2	2
Additional paid-in capital	10,842	10,547
Cumulative foreign currency translation adjustment	254	370
Accumulated deficit	(58,662)	(57,072)
Total stockholders’ deficit	(47,564)	(46,153)
Total liabilities and stockholders’ deficit	$20,536	$17,727

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$22,636	$25,775	$44,379	$52,414
Operating costs and expenses:
Direct course expenses	12,446	11,047	23,980	22,714
Advertising and sales expenses	5,413	5,467	10,570	11,068
Royalty expenses	1,634	1,793	2,835	3,984
General and administrative expenses	4,269	4,493	8,831	8,319
Total operating costs and expenses	23,762	22,800	46,216	46,085
Income (loss) from operations	(1,126)	2,975	(1,837)	6,329
Other income (expense):
Litigation settlement	-	-	-	1,300
Interest expense, net	(1)	(1)	(3)	(28)
Other income, net	158	87	271	209
Total other income	157	86	268	1,481
Income (loss) before income taxes	(969)	3,061	(1,569)	7,810
Income tax expense	(10)	(25)	(21)	(38)
Net income (loss)	$(979)	$3,036	$(1,590)	$7,772

Basic and diluted earnings (loss) per common share	$(0.05)	$0.19	$(0.08)	$0.49
Basic and diluted weighted average common shares outstanding	20,193	15,978	20,096	15,999
Comprehensive income (loss):

Net income (loss)	$(979)	$3,036	$(1,590)	$7,772
Foreign currency translation adjustment	(1,144)	(464)	(116)	(422)
Total comprehensive income (loss)	$(2,123)	$2,572	$(1,706)	$7,350

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional Paid in	Cumulative Foreign Currency Translation	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Deficit
Balance at December 31, 2014	20,001	$2	$10,547	$370	$(57,072)	$(46,153)
Issuance of common stock	960	-	459	-	-	459
Derivative liability	-	-	(164)	-	-	(164)
Net loss	-	-	-	-	(1,590)	(1,590)
Foreign currency translation adjustment	-	-	-	(116)	-	(116)
Balance at June 30, 2015	20,961	$2	$10,842	$254	$(58,662)	$(47,564)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,590)	$7,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97	111
Deferred income taxes	1	1
Litigation settlement	-	(1,300)
Share-based compensation	-	14
Loss on disposal of property and equipment	-	1
Change in operating assets and liabilities:
Restricted cash	(124)	355
Deferred course expenses	(36)	3,864
Prepaid expenses and other receivables	(317)	(132)
Inventory	(34)	(89)
Other assets	(13)	(13)
Accounts payable-trade	592	895
Royalties payable	104	(156)
Accrued course expenses	770	390
Accrued salaries, wages and benefits	309	134
Other accrued expenses	1,339	266
Deferred revenue	1,101	(10,996)
Net cash provided by operating activities	2,199	1,117
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(59)	(184)
Net cash used in investing activities	(59)	(184)
CASH FLOWS FROM FINANCING ACTIVITIES
Principle payments of debt	(5)	(335)
Proceeds from debt	-	65
Proceeds from private offering of securities	459	-
Net cash provided by (used in) financing activities	454	(270)
Effect of exchange rate differences on cash	(430)	(10)
Net increase in cash and cash equivalents	2,164	653
Cash and cash equivalents, beginning of period	$2,932	$5,554
Cash and cash equivalents, end of period	$5,096	$6,207
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$34	$1
Cash paid during the period for interest	$4	$33
Derivative liability from issuance of warrants	$164	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Description of our Business. We are a provider of practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help students become financially knowledgeable. We provide comprehensive instruction and mentoring on the topics of real estate, financial instruments investing, and entrepreneurship in the United States, Canada, the United Kingdom, and other international markets. Our training is offered in non-accredited free preview workshops, as well as basic training, advanced courses, mentoring and coaching, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad . In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts, The Independent Woman, Women in Wealth, and Brick Buy Brick.

Basis of Presentation. The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our” or “us” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including Tigrent Inc., a Colorado corporation.

The accompanying unaudited condensed consolidated financial statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

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

We have established valuation allowances against our deferred tax assets, including net operating loss carryforwards and income tax credits. Valuation allowances take into consideration our expected ability to realize these deferred tax assets and reduce the value of such assets to the amount that is deemed more likely than not to be realizable. Our ability to realize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. A change in our valuation allowance would impact our income tax expense/benefit and our stockholders’ deficit and could have a significant impact on our results of operations or financial condition in future periods.

Note 2 - New Accounting Pronouncements

Adoption of Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.

Note 3 - Share-Based Compensation

The Company’s 2015 Equity Plan (the “2015 Incentive Plan”) was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for options, restricted stock, and a variety of other types of awards. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Security and Exchange Commission on June 16, 2015. Our parent company, Tigrent Inc., has two incentive stock plans; the “2009 Incentive Plan” and the “2012 Incentive Plan”, which cover some of our current employees and directors. The financial activity pertaining to our employees and directors under the 2009 Incentive Plan, the 2012 Incentive Plan or the 2015 Incentive Plan (collectively, the “Incentive Plans”) is reflected in our condensed consolidated financial statements, presented herein.

We account for share-based awards under the provisions of ASC 718, “Compensation-Stock Compensation.” Accordingly, share-based compensation cost for all stock based payment awards made to employees and directors under the Incentive Plans is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $0.0 million and $0.0 million for the three and six months ended June 30, 2015 and 2014, respectively. We record these costs in general and administrative expenses. See Note 7 - Stock-Based Compensation, in the Notes to Consolidated Financial Statements for the year ended December 31, 2014, included in our 2014 Annual Report for further discussion.

Note 4 - Earnings Per Share (“EPS”)

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

The Company’s 2015 Equity Plan (the “2015 Incentive Plan”) was approved by the stockholders at our annual meeting of stockholders on July 16, 2015, which was subsequent to the periods covered by this Form 10-Q and as a result our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not reflect any dilutive effects that this plan would typically require. See Note 3 - Stock-Based Compensation, for further discussion.

Note 5 - Fair Value Measurements

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

In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

●	Level 1-Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2-Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

●	Quoted prices for similar assets or liabilities in active markets

●	Quoted prices for identical or similar assets or liabilities in markets that are not active

●	Inputs other than quoted prices that are observable for the asset or liability

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

●	Level 3-Inputs that are unobservable and reflect our assumptions used in pricing the asset or liability based on the best information available under the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2015:

		Fair Value Measurements at Reporting Date Using
	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$166,179	$-	$-	$166,179

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

Note 6 - Income Taxes

Income tax expense was $10.0 thousand and $25.0 thousand for the three months ended June 30, 2015 and 2014, respectively, and $21.0 thousand and $38.0 thousand for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate was (1.0)% and 0.8% for the three months ended June 30, 2015 and 2014, respectively, and (1.3)% and 0.5% for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014, a valuation allowance of $7.9 million and $7.9 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. There was no material change in our valuation allowance for the six months ended June 30, 2015 or the six months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, we had total unrecognized tax benefits of $1.7 million and $1.7 million, respectively, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.1 million and $0.1 million, respectively, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the six months ended June 30, 2015 and 2014, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

Note 7 - Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of June 30, 2015 and December 31, 2014, including foreign subsidiaries, without FDIC coverage was $4.6 million and $2.3 million, respectively.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 77.0% and 88.0% for the three months ended June 30, 2015 and 2014, respectively, and 80.6% and 88.3% for the six months ended June 30, 2015 and 2014, respectively. We have operations in the United States, Canada, United Kingdom and other foreign markets. See Note 8 Segment Information, for further discussion.

Note 8 - Segment Information

We manage our business in four segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. In accordance with the provisions of ASC 280, “Segment Reporting ,” our chief operating decision-maker has been identified as our Chief Operating Officer, who reviews our operating results along with other members of our executive team of these four segments in order to make decisions about allocating resources and assessing performance for the entire company.

The proportion of our total revenue attributable to each segment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
As a percentage of total revenue
United States	64.9%	75.8%	67.9%	75.5%
Canada	8.3%	6.5%	7.6%	6.5%
U.K.	19.4%	16.1%	19.0%	16.4%
Other foreign markets	7.4%	1.6%	5.5%	1.6%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

Operating results for the segments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Segment revenue
United States	$14,687	$19,525	$30,121	$39,571
Canada	1,890	1,678	3,358	3,418
U.K.	4,381	4,141	8,456	8,596
Other foreign markets	1,678	431	2,444	829
Total consolidated revenue	$22,636	$25,775	$44,379	$52,414

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Segment gross profit contribution *
United States	$2,975	$6,199	$7,557	$12,844
Canada	635	348	924	314
U.K.	402	652	686	1,069
Other foreign markets	(869)	39	(2,173)	191
Total consolidated gross profit	$3,143	$7,238	$6,994	$14,418

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Depreciation and amortization expenses
United States	$39	$50	$82	$99
Canada	1	1	2	1
U.K.	6	6	13	11
Other foreign markets	-	-	-	-
Total consolidated depreciation and amortization expenses	$46	$57	$97	$111

	June 30, 2015	December 31, 2014
	(In thousands)
Segment identifiable assets
United States	$10,926	$10,999
Canada	962	1,334
U.K.	5,491	4,518
Other foreign markets	3,157	876
Total consolidated identifiable assets	$20,536	$17,727

Note 9 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler, and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) were $1.6 million and $1.8 million for the three months ended June 30, 2015 and 2014, respectively, and $2.8 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at June 30, 2015 and December 31, 2014, were $1.9 million and $1.3 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At June 30, 2015, we did not have a CDAR balance.

Litigation. We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

A substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows. While the outcome of these proceedings cannot be predicted with certainty, we do not expect any of these existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. There have been no material changes to the legal proceedings disclosed in the litigation section of Note 13 - Commitments and Contingencies, in the Notes to Consolidated Financial Statements for the year ended December 31, 2014, included in our 2014 Annual Report for further discussion.

Note 10 - Unregistered Sales of Equity Securities

We closed a private offering of 959,924 units (“Units”) at a gross price per Unit of $0.55. Each Unit included one share of common stock, par value $0.0001 per share (“Common Stock”), and a three-year warrant (a “Warrant”) to purchase one share of Common Stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions, for example the exercise price of a Warrant is reduced to $0.55, if a registration statement is not filed within 270 days or if the company does not continue to be a reporting company it will be reduced to $0.01, per one share of Common Stock. Each unit includes limited registration rights for the investors for the shares of common stock and the shares of common stock that would be issued upon the exercise of a Warrant (“Underlying Shares”) when and if we register our shares of Common Stock in a different offering, subject to certain excluded registered offerings.

We paid a placement agent cash fees of 13%  or $68,785 of the aggregate proceeds that was received and will pay 5% of all amounts received upon the exercise of the Warrants. We also issued to the placement agent warrants to purchase our shares of Common Stock equal to 10% of the total shares sold in the offering or 95,992 shares amounting to $14,866. We had previously received $459,173 in net cash proceeds related to this private offering, which was recorded in restricted cash and other accrued expenses on our Condensed Consolidated Balance Sheets in the first quarter of 2015. The $459,173 in net cash proceeds is now recorded in Cash and cash equivalents and the placement agent fees and the fair value of the warrants was offset against the proceeds in Additional paid-in capital on our Condensed Consolidated Balance Sheets. In connection with this private offering, our placement agent agreement with the placement agent was terminated.

We described this sale of Units in Part II. Other Information, Item 2 in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 that was filed with the Securities and Exchange Commission.

The offering of the Units was made in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and the provisions of Regulation D or Regulation S that is promulgated under the Securities Act.

Note 11 – Derivative Liability

On June 12, 2015 we granted warrants to purchase 959,924 units of the Company’s common stock through a private offering in conjunction with a equity raise. Each Unit included one share of common stock, par value $0.0001 per share ("Common Stock"), and a three-year warrant (a "Warrant") to purchase one share of Common Stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend. Each unit includes limited registration rights for the investors for the shares of common stock and the shares of common stock that would be issued upon the exercise of a Warrant ("Underlying Shares") when and if we register our shares of Common Stock in a different offering, subject to certain excluded registered offerings. The Company has also issued to the placement agent warrants to purchase our shares of Common Stock equal to 10% of the total shares sold in the offering or 95,992 shares.

Because these warrants have full reset adjustments that would preclude the instrument from being considered as index to the Company’s stock, it is subject to derivative liability treatment under ASC 815-40-15, which requires as of the date the warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	June 30, 2015
Market value of stock on measurement date	$0.55	$0.55
Risk-free interest rate	1.12%	1.12%
Dividend yield	0%	0%
Volatility factor	55.0%	55.7%
Term	3 years	2.96 years

As of June 30, 2015, the fair value of the total warrant’s derivative liability is $166,179 and we recognized a loss on derivative liability of $2,647 for the three months ended June 30, 2015.

The following table summarizes the derivative liability included in the balance sheet:

Fair value at issuance date	$163,532
Loss on change of fair value	2,647
Balance at June 30, 2015	$166,179

The following table summarizes information about warrants outstanding as of June 30, 2015:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.75
Remaining life (in years)	3.00

Note 12 - Subsequent Event

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2015.

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

OVERVIEW

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial instruments investing. Our programs are offered through a variety of formats and channels, including free-preview workshops, symposiums, seminars, conferences, telephone mentoring, one-on-one mentoring, and e-learning.

Our students pay for courses up-front or through payment agreements, and under GAAP, we recognize revenue when our students take their courses. Over the past 18 months we have taken steps to shorten many of our course contracts from two-year contracts to one-year contracts, which is expected to speed up revenue recognition as services are delivered faster and/or contract terms expire sooner. We have also implemented a new symposium style course delivery model wherein we hold multiple advanced courses in one location. Using one location allows us to achieve certain economies of scale that reduce costs and improve margins.

In addition to our advanced courses, we offer one-on-one mentoring (two to four days in length, on site or remotely) and telephone mentoring (12 to 16 weekly one-on-one or one-on-many telephone sessions) that provide a richer experience for our students. Mentoring involves a subject matter expert visiting the student in person and guiding the student, for example, through their first real estate transaction, providing a real hands-on experience.

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014. Today we are a global company with more than 200 employees that has cumulatively served more than 900,000 students in 100 countries over the course of our operating history.

We manage our business in four segments based on geographic location. These segments include our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all other international markets. In 2014, we expanded our footprint to include Africa, Europe, and Asia, holding events in 21 countries. As we’ve established traction in these markets, we have moved forward on opening offices in South Africa and Hong Kong during the first six months of 2015.

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer 10 brands, which include:

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of the best-selling personal finance book of all time, Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad Stock Education: In our Rich Dad Stock Education program, we teach students how to become smart investors that can create winning trades and potential profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Making Money from Property with Martin Roberts: A property-based curriculum focused on how and why to buy property at auction. Based on the teachings of Martin Roberts, renowned TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Brick Buy Brick™: Initially launched the UK, Brick Buy Brick is now also available in the U.S. and Canada. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth™ 5PC: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a clear path towards long-term wealth, the goal of our Property Academy training program is to provide an unrivaled property investment education. We show our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Women In Wealth: Created to inspire ambitious women of all ages and backgrounds to release their innate talents and achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them discover the power of real estate investing to create cash flow and build financial independence. Through the program, students have the opportunity to find support from like-minded women dedicated to helping each other find success.

●	The Independent Woman™: Developed by women for women and with significant input from Kim Kiyosaki, investor, entrepreneur, and bestselling author of Rich Woman and It's Rising Time, The Independent Women program imparts the principles and strategies essential for financial independence.

●

Trade Up Investor Education™: Built on the belief that a successful investor is an educated investor and developed in partnership with Investor's Business Daily®, students are offered educational training designed to help them increase their knowledge of stock and options trading.

●	The Greatest Potential Business and Life Summit: A powerful, entertaining, uplifting, and informative one-day event designed to help business professionals and entrepreneurs achieve their full potential in business and in life. The summit is anchored by a dynamic group of accomplished speakers who are recognized leaders in their respective fields, providing attendees with practical strategies about people skills and communication; leadership and management; sales and marketing; time management and goal achievement; and team building.

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$22,636	$25,775	$44,379	$52,414
Operating costs and expenses:
Direct course expenses	12,446	11,047	23,980	22,714
Advertising and sales expenses	5,413	5,467	10,570	11,068
Royalty expenses	1,634	1,793	2,835	3,984
General and administrative expenses	4,269	4,493	8,831	8,319
Total operating costs and expenses	23,762	22,800	46,216	46,085
Income (loss) from operations	(1,126)	2,975	(1,837)	6,329
Other income (expense):
Litigation settlement	-	-	-	1,300
Interest expense, net	(1)	(1)	(3)	(28)
Other income, net	158	87	271	209
Total other income	157	86	268	1,481
Income (loss) before income taxes	(969)	3,061	(1,569)	7,810
Income tax expense	(10)	(25)	(21)	(38)
Net income (loss)	$(979)	$3,036	$(1,590)	$7,772

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	55.0	42.9	54.0	43.3
Advertising and sales expenses	23.9	21.2	23.8	21.1
Royalty expenses	7.2	7.0	6.4	7.6
General and administrative expenses	18.9	17.4	19.9	15.9
Total operating costs and expenses	105.0	88.5	104.1	87.9
Income (loss) from operations	(5.0)	11.5	(4.1)	12.1
Other income (expense):
Litigation settlement	0.0	0.0	0.0	2.5
Interest expense, net	0.0	0.0	0.0	(0.1)
Other income, net	0.7	0.3	0.6	0.4
Total other income	0.0	0.0	0.0	0.0
Income (loss) before income taxes	(4.3)	11.9	(3.5)	14.9
Income tax expense	0.0	(0.1)	0.0	(0.1)
Net income (loss)	(4.3)	11.8	(3.6)	14.8

Recent Developments

We have introduced several new brands into the U.S. market, including The Independent Woman, Women in Wealth, and Brick Buy Brick, which we believe will grow U.S. revenue while diversifying our revenue sources. Our development of online courses is expected to add significant revenue growth. Recently, we announced the coming launch of our new affiliate marketing program for the financial education space, which is the first of its kind in the industry. This should help accelerate online course sales. The development of online courses should also reduce expired contracts, as students will have more options for fulfillment, which should accelerate revenue recognition. We plan to expand internationally and laid the foundation for this expansion in 2014. We expanded our footprint from four countries to 21 countries in Africa, Europe, and Asia. Countries in SE Asia have reported the fastest growth in e-learning-based education, with this growth rate estimated at 17.3% over the next five years. We recently opened a new office in Hong Kong to capitalize on this growth. We are also developing courses in entrepreneurship, along with country-specific courses as we expand internationally. These initiatives will likely lead to decreased income in the short term and require a material amount of investment and incurrence of operating expenses.

Outlook

Cash sales were $46.4 million for the six months ended June 30, 2015 compared to $41.9 million for the six months ended June 30, 2014, an increase of $4.5 million or 10.7%. We believe that cash sales are the best metric to determine our operating performance, as revenue from expired contracts and course attendance can show some quarter to quarter volatility. We anticipate cash sales to increase throughout 2015 and 2016, particularly as new brands gain greater traction in our more established markets, and as we expand internationally and hone our selling and marketing strategy in new markets. An example of this can be seen in Hong Kong, where a three-day basic training program held in May 2015 increased its sales by 21% and the closing ratio by 34% as compared to a three-day basic training program held in the same city in December 2014. Additionally, we generated record-setting dollar-sales per customer and higher than average closing rates at a recent training symposium in SE Asia. This indicates rapid improvement from the Company, the results of which we anticipate to begin showing up in operating results in 2H15 and FY16.

OPERATING SEGMENTS

We operate in four segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
As a percentage of total revenue
United States	64.9%	75.8%	67.9%	75.5%
Canada	8.3%	6.5%	7.6%	6.5%
U.K.	19.4%	16.1%	19.0%	16.4%
Other foreign markets	7.4%	1.6%	5.5%	1.6%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

United States

Over the past several years, our U.S. segment shifted its focus to consist primarily of Rich Dad Education brand offerings. Revenue derived from the Rich Dad brands as a percentage of our total revenue was 95.1% and 96.6% for the three months ended June 30, 2015 and 2014, respectively, and 95.6% and 97.0% for the six months ended June 30, 2015 and 2014, respectively. The majority of which pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands, such as The Independent Women tm, Woman in Wealth tm , Brick Buy Brick tm and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

Canada

Similar to the U.S., our Canadian segment's revenue primarily consists of Rich Dad branded offerings. Revenue derived from the Rich Dad brands as a percentage of our total revenue was 88.0% and 94.4% for the three months ended June 30, 2015 and 2014, respectively, and 90.1% and 96.4% for the six months ended June 30, 2015 and 2014, respectively. The majority of which pertained to real estate-related education, with the balance pertaining to financial markets training.

U.K.

In contrast to our U.S. and Canadian segments, our U.K. segment is more diversified among several different brands. Revenue derived from the Rich Dad brands as a percentage of our total revenue was 40.9% and 49.9% for the three months ended June 30, 2015 and 2014, respectively, and 43.8% and 51.6% for the six months ended June 30, 2015 and 2014, respectively. The majority of which pertained to real estate-related education, with the balance pertaining to financial markets training.

Other Foreign Markets

We currently operate in other foreign markets, including European, Asian and African countries (including Germany, Hong Kong, India, Ireland, Malaysia, Singapore, South Africa, Sweden and Australia.) This segment of our business is gaining traction and has shown significant growth in revenue in 2015 compared to 2014. Revenue as a percentage of our total revenue was 7.4% and 1.7% for the three months ended June 30, 2015 and 2014, respectively, and 5.5% and 1.6% for the six months ended June 30, 2015 and 2014, respectively.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

 Revenue was $22.6 million for the three months ended June 30, 2015 compared to $25.8 million for the three months ended June 30, 2014, a decrease of $3.2 million or 12.4%. The decrease was primarily due to the decline in recognition of revenue from expired contracts of $4.0 million due to the change in our revenue recognition policy with regards to DVD fulfillment and an aggregate decrease of $0.6 million in attendance (i.e. fulfillment) in our U.S., Canadian and U.K. segments that was partially offset by a $0.2 million increase in recognition of revenue from expired contracts and increased attendance in our international segment of $1.2 million. Cash sales was $23.7 million for the three months ended June 30, 2015 compared to $19.2 million for the three months ended June 30, 2014, an increase of $4.5 million or 23.4%.

Operating Expenses

Total operating costs and expenses were $23.8 million for the three months ended June 30, 2015 compared to $22.8 million for the three months ended June 30, 2014, an increase of $1.0 million or 4.4%. The increase was primarily driven by a $1.4 million increase in direct course expenses partially offset by lower advertising and sales expenses of $0.3 million and a $0.2 million reduction in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and elite training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $12.4 million for the three months ended June 30, 2015 compared to $11.0 million for the three months ended June 30, 2014, a increase of $1.4 million or 12.7%.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing television and radio advertising continued during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were 23.9% and 21.2% of revenue, an increase of 2.7% for the three months ended June 30, 2015 and 2014, respectively. Media spending decreased by approximately $0.1 million during the second quarter of 2015 compared with the second quarter of 2014, and our media spending decreased to $64 per registrant from $65 per registrant, reflecting improved spending efficiency.

Royalty expenses

We have licensing and related agreements with Rich Dad Operating Company, LLC ("RDOC"), whereby we have exclusive rights to develop, market, and sell Rich Dad branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we incur a royalty. Royalty expenses were $1.6 million for the three months ended June 30, 2015 compared to $1.8 million for the three months ended June 30, 2014, a decrease of $0.2 million, or 11.1%. The decrease was driven mostly by lower licensing costs related to lower revenue period over period.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses was $4.3 million for the three months ended June 30, 2015 compared to $4.5 million for the three months ended June 30, 2014.

Income tax expense

Income tax expense was $10.0 thousand and $25.0 thousand for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate was (1.0)% and 0.8% for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. See Note 6 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014, a valuation allowance of $7.9 million and $7.9 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $0.4 million for the three months ended June 30, 2015 and increased our valuation allowance by $0.2 million for the three months ended June 30, 2014.

Net income (loss)

Net income (loss) was $(1.0) million or $(0.05) per basic and diluted common share for the three months ended June 30, 2015, an increase in net loss of $4.0 million compared to net income of $3.0 million or $0.19 per basic and diluted common share for the three months ended June 30, 2014. Net loss for the three months ended June 30, 2015 was negatively impacted by the decline in recognition of revenue from expired contracts of $4.0 million due to the change in our revenue recognition policy with regards to DVD fulfillment. In addition, net income for the three months ended June 30, 2014 was positively impacted by $4.0 million, or $0.25 per basic and diluted common share.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

Revenue was $44.4 million for the six months ended June 30, 2015 compared to $52.4 million for the six months ended June 30, 2014, a decline of $8.0 million or 15.3%. The decrease was due to the decline in recognition of revenue from expired contracts of $8.0 million due to the change in our revenue recognition policy with regards to DVD fulfillment. Cash sales were $46.4 million for the six months ended June 30, 2015 compared to $41.9 million for the six months ended June 30, 2014, an increase of $4.5 million or 10.7%.

Operating Expenses

Total operating costs and expenses were $46.2 million for the six months ended June 30, 2015 compared to $46.1 million for the six months ended June 30, 2014, an increase of $0.1 million or 0.2%. The increase was primarily driven by a $1.3 million increase in direct course expense and a $0.5 million increase in general and administrative expenses partially offset by a $0.5 million decrease in advertising and sales expenses and a $1.2 million reduction in royalty expense.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and elite training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $24.0 million for the six months ended June 30, 2015 compared to $22.7 million for the six months ended June 30, 2014, an increase of $1.3 million or 5.7%.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing television and radio advertising continued during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels. Advertising and sales expenses were $10.6 million for the six months ended June 30, 2015 compared to $11.1 million for the six months ended June 30, 2014, a decrease of $0.5 million, or 4.5%. Media spending was down $652 thousand in the first half of 2015 compared to the first half of 2014. Additionally, our media spending decreased to $57 per registrant in the first half of 2015 compared to $67 per registrant in the first half of 2014, reflecting improved spending efficiency. Advertising and sales expenses were 23.8% and 21.1% of revenue, an increase of 2.7% for the six months ended June 30, 2015 and 2014, respectively.

Royalty expenses

We have licensing and related agreements with Rich Dad Operating Company, LLC("RDOC"), whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we incur a royalty. Royalty expenses were $2.8 million for the six months ended June 30, 2015 compared to $4.0 million for the six months ended June 30, 2014, a decrease of $1.2 million, or 30.0%. The decrease was driven mostly by lower licensing costs related to lower revenue period over period.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $8.8 million for the six months ended June 30, 2015 compared to $8.3 million for the six months ended June 30, 2014, an increase of $0.5 million, or 6.0%. The increase was primarily driven by professional fees for legal, accounting and outside services.

Litigation settlement

In April 2014, we entered into an agreement with RDOC to settle certain claims we had against RDOC, Robert Kiyosaki, and Darren Weeks. As part of this legal settlement agreement, approximately $1.3 million of debt was cancelled, essentially eliminating all of our remaining long-term debt.

Income tax expense

 Income tax expense was $21.0 thousand and $38.0 thousand for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate was (1.3)% and 0.5% for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. See Note 6 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014, a valuation allowance of $7.9 million and $7.9 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. There was no material change in our valuation allowance for the six months ended June 30, 2015 or the six months ended June 30, 2014.

Net income (loss)

Net income (loss) was $(1.6) million or $(0.08) per basic and diluted common share for the six months ended June 30, 2015, an increase in net loss of $9.4 million compared to net income of $7.8 million or $0.49 per basic and diluted common share for the six months ended June 30, 2014. Net loss for the six months ended June 30, 2015 was negatively impacted by the decline in recognition of revenue from expired contracts of $8.0 million due to the change in our revenue recognition policy with regards to DVD fulfillment. In addition, net income for the six months ended June 30, 2014 was positively impacted by $8.0 million, or $0.50 per basic and diluted common share.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As part of our April 22, 2014 agreements with RDOC, we reduced the royalty rate applied to our Rich Dad branded revenues for calendar year 2014, which represented a significant savings to us in 2014. In 2015, the rate reverted to the normal royalty rate.

We anticipate incurring increased professional fees and expenses associated with our reporting obligations as a public company of approximately $0.8 million annually, including fees and expenses for our annual audit and quarterly reviews, and our initiatives described in “Item 2. Management's Discussion and Analysis—Results of Operations—Recent Developments”.

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

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$2,199	$1,117
Net cash used in investing activities	(59)	(184)
Net cash provided by (used in) financing activities	454	(270)
Effect of foreign currency exchange rates	(430)	(10)
Net increase in cash and cash equivalents	$2,164	$653

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $2.2 million in the six months ended June 30, 2015 compared to net cash provided by operating activities of $1.1 million in the six months ended June 30, 2014. The $1.1 million increase was primarily the result of an increase in our current liabilities primarily due to the timing of payments. Efforts to improve our operating cash flow include a renewed focus on improving our speaker effectiveness at our seminars and the introduction of third-party financing, thus improving customer sales, and driving down our operating expenses through the increased use of lower cost method of delivering our content via webinars and on-demand classes using our web-based portal and adherence to our internal budgets.

Investing Cash Flows

Net cash used in investing activities totaled $59.0 thousand in the six months ended June 30, 2015 and $184.0 thousand in the six months ended June 30, 2014, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2015 and December 31, 2014 was 100.0% equity.

Net cash provided by financing activities totaled $0.4 million in the six months ended June 30, 2015 compared to net cash used in financing activities of $0.3 million in the six months ended June 30, 2014, representing a period-over-period increase in cash from financing activities of $0.7 million.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of June 30, 2015, our consolidated deferred revenue was $57.8 million.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of June 30, 2015, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports that we file or furnish under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

We closed a private offering of 959,924 units (“Units”) at a gross price per Unit of $0.55. Each Unit included one share of common stock, par value $0.0001 per share (“Common Stock”), and a three-year warrant (a “Warrant”) to purchase one share of Common Stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions, for example the exercise price of a Warrant is reduced to $0.55, if a registration statement is not filed within 270 days or if the company does not continue to be a reporting company it will be reduced to $0.01, per one share of Common Stock. Each unit includes limited registration rights for the investors for the shares of common stock and the shares of common stock that would be issued upon the exercise of a Warrant (“Underlying Shares”) when and if we register our shares of Common Stock in a different offering, subject to certain excluded registered offerings.

We paid a placement agent cash fees of 13% of aggregate proceeds that was received and will pay 5% of all amounts received upon the exercise of the Warrants. We also issued to the placement agent warrants to purchase our shares of Common Stock equal to 10% of the total shares sold in the offering or 95,992 shares. We had previously received $459,323 in net cash proceeds related to this private offering, which was recorded in restricted cash and other accrued expenses on our Condensed Consolidated Balance Sheets. This cash amount will now be unrestricted. In connection with this private offering, our placement agent agreement with the placement agent was terminated.

We described this sale of Units in Part II. Other Information, Item 2 in our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2015 that was filed with the Securities and Exchange Commission.

The offering of the Units was made in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and the provisions of Regulation D or Regulation S that is promulgated under the Securities Act.

This Quarterly Report on Form 10-Q does not constitute an offer to sell, or a solicitation to purchase any of our securities.

Item 6.  Exhibits

Exhibit Number
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended June 30, 2015 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: August 14, 2015	By:	/s/ ANTHONY C. HUMPAGE
Anthony C. Humpage Chief Executive Officer and Director

Dated: August 14, 2015	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Chief Financial Officer

