Form 10-Q
period 2015-09-30
Legacy Education Alliance, Inc.
filed 2015-11-10
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of November 5, 2015: 21,780,710.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the introduction of additional brands into the U.S. market (e.g., The Independent Woman, Women in Wealth, Brick Buy Brick ) which are expected to grow and diversify U.S. revenue; the development of online courses which are expected to add significant revenue growth; projections of strong international growth, particularly in SE Asia; expected cost savings from symposium fulfillment experience that should lead to increased margins; shortening of course package contracts that should accelerate revenue recognition; and the estimates and matters described under the caption “Item 2. Management's Discussion and Analysis-Results of Operations-Outlook” and “Item 2. Management's Discussion and Analysis-Results of Operations-Recent Developments”. Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission.

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

Presentation of Financial Statements

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or "Legacy" as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including Tigrent Inc., a Colorado corporation.

This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income, and cash flows of Legacy and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,802	$2,932
Restricted cash	2,120	1,843
Deferred course expenses	8,700	8,722
Prepaid expenses and other current assets	3,124	2,528
Inventory	175	161
Total current assets	19,921	16,186
Property and equipment, net	1,271	1,324
Other assets	215	217
Total assets	$21,407	$17,727
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,813	$2,620
Royalties payable	214	104
Accrued course expenses	2,056	1,060
Accrued salaries, wages and benefits	1,326	564
Other accrued expenses	3,503	2,967
Long-term debt, current portion	10	9
Deferred revenue, current portion	57,980	56,140
Total current liabilities	68,902	63,464
Long-term debt, net of current portion	44	52
Deferred revenue, net of current portion	93	238
Other liabilities	65	126
Total liabilities	69,104	63,880
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 21,780,710 shares issued and outstanding at September 30, 2015; 20,000,518 shares issued and outstanding at December 31, 2014	2	2
Additional paid-in capital	10,865	10,547
Cumulative foreign currency translation adjustment	1,065	370
Accumulated deficit	(59,629)	(57,072)
Total stockholders’ deficit	(47,697)	(46,153)
Total liabilities and stockholders’ deficit	$21,407	$17,727

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$22,488	$22,543	$66,867	$74,957
Operating costs and expenses:
Direct course expenses	13,032	11,292	37,012	34,006
Advertising and sales expenses	5,319	5,767	15,889	16,835
Royalty expenses	1,268	1,495	4,103	5,479
General and administrative expenses	4,070	4,523	12,901	12,842
Total operating costs and expenses	23,689	23,077	69,905	69,162
Income (loss) from operations	(1,201)	(534)	(3,038)	5,795
Other income (expense):
Litigation settlement	-	-	-	1,300
Interest expense, net	(1)	(3)	(5)	(30)
Other income, net	243	170	515	378
Total other income	242	167	510	1,648
Income (loss) before income taxes	(959)	(367)	(2,528)	7,443
Income tax (expense) benefit	(8)	5	(29)	(33)
Net income (loss)	$(967)	$(362)	$(2,557)	$7,410

Basic earnings (loss) per common share	$(0.04)	$(0.02)	$(0.12)	$0.50
Diluted earnings (loss) per common share	$(0.04)	$(0.02)	$(0.12)	$0.47
Basic weighted average common shares outstanding	21,407	15,978	20,938	14,911
Diluted weighted average common shares outstanding	21,407	15,978	20,938	15,878

Comprehensive income (loss):
Net income (loss)	$(967)	$(362)	$(2,557)	$7,410
Foreign currency translation adjustment	811	877	695	455
Total comprehensive income (loss)	$(156)	$515	$(1,862)	$7,865

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional Paid in	Cumulative Foreign Currency Translation	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Deficit
Balance at December 31, 2014	20,001	$2	$10,547	$370	$(57,072)	$(46,153)
Issuance of common stock for cash	960	-	459	-	-	459
Issuance of common stock for services	820	-	23	-	-	23

Derivative liability	-	-	(164)	-	-	(164)
Net loss	-	-	-	-	(2,557)	(2,557)
Foreign currency translation adjustment	-	-	-	695	-	695
Balance at September 30, 2015	21,781	$2	$10,865	$1,065	$(59,629)	$(47,697)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(2,557)	$7,410
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	133	165
Gain on change in fair value of derivatives	(127)	-
Deferred income taxes	2	2
Litigation settlement	-	(1,300)
Share-based compensation	23	21
Change in operating assets and liabilities:
Restricted cash	(299)	572
Deferred course expenses	(119)	4,765
Prepaid expenses and other receivables	(733)	(891)
Inventory	(19)	1
Other assets	(19)	30
Accounts payable-trade	1,264	1,236
Royalties payable	111	(75)
Accrued course expenses	1,022	134
Accrued salaries, wages and benefits	766	339
Other accrued expenses	1,306	548
Deferred revenue	2,771	(13,888)
Net cash provided by (used in) operating activities	3,525	(931)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(83)	(237)
Net cash used in investing activities	(83)	(237)
CASH FLOWS FROM FINANCING ACTIVITIES
Principle payments of debt	(7)	(337)
Proceeds from debt	-	65
Proceeds from private offering of securities	459	-
Net cash provided by (used in) financing activities	452	(272)
Effect of exchange rate differences on cash	(1,024)	455
Net increase (decrease) in cash and cash equivalents	2,870	(985)
Cash and cash equivalents, beginning of period	$2,932	$5,554
Cash and cash equivalents, end of period	$5,802	$4,569
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$34	$1
Cash paid during the period for interest	$5	$36
Derivative liability from issuance of warrants	$164	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Description of our Business. We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial instruments investing. Our programs are offered through a variety of formats and channels, including free-preview workshops, symposiums, seminars, conferences, telephone mentoring, one-on-one mentoring, and e-learning. primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts, The Independent Woman, Women in Wealth and Brick Buy Brick. Our products and services are offered in the United States, Canada, the United Kingdom, and other international markets.

Basis of Presentation. The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or "Legacy" as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including Tigrent Inc., a Colorado corporation.

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

Note 3 - Share-Based Compensation

The Company’s 2015 Equity Plan (the “2015 Incentive Plan”) was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015. Tigrent Inc., has two incentive stock plans; the “2009 Incentive Plan” and the “2012 Incentive Plan”, which cover some of our current employees and directors. The financial activity pertaining to our employees and directors under the 2009 Incentive Plan, the 2012 Incentive Plan and the 2015 Incentive Plan (collectively, the “Incentive Plans”) is reflected in our condensed consolidated financial statements, presented herein.

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $22.7 thousand and $6.9 thousand for the three months ended September 30, 2015 and 2014, respectively, and $22.7 thousand and $20.9 thousand for the nine months ended September 30, 2015 and 2014, respectively. See Note 7 - Stock-Based Compensation, in the Notes to Consolidated Financial Statements for the year ended December 31, 2014, included in our 2014 Annual Report for further discussion.

Note 4 - Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding during the period.

Diluted EPS is computed by dividing net income by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled or converted into common stock and were dilutive. The diluted weighted-average number of shares used in our diluted EPS calculation is determined using the treasury stock method.

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 373,299 and 905,000 for the three months ended September 30, 2015 and 2014, respectively, and 922,617 and 905,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2015:

		Fair Value Measurements at Reporting Date Using
	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$36,957	$-	$-	$36,957

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

Note 6 - Income Taxes

Income tax expense was $8.0 thousand for the three months ended September 30, 2015 and a $5.0 thousand income tax benefit for the three months ended September 30, 2014, respectively. Income tax expense was $29.0 thousand and $33.0 thousand for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was (0.8)% and 1.4% for the three months ended September 30, 2015 and 2014, respectively, and (1.1)% and 0.4% for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2015 and December 31, 2014, a valuation allowance of $7.7 million and $7.9 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance changed by $(0.2) million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and December 31, 2014, we had total unrecognized tax benefits of $1.7 million and $1.7 million, respectively, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.1 million and $0.1 million, respectively, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the nine months ended September 30, 2015 and 2014, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

Note 7 - Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. Cash balances as of September 30, 2015 and December 31, 2014, including foreign subsidiaries, without FDIC coverage were $4.6 million and $2.3 million, respectively.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 76.0% and 85.2% for the three months ended September 30, 2015 and 2014, respectively, and 79.0% and 87.4% for the nine months ended September 30, 2015 and 2014, respectively. We have operations in the United States, Canada, United Kingdom and other foreign markets. See Note 8 Segment Information, for further discussion.

Note 8 - Segment Information

We manage our business in four segments based on geographic location for which operating managers are responsible to the Chief Executive Officer. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as our Chief Executive Officer, who reviews our operating results along with other members of our executive team of these four segments in order to make decisions about allocating resources and assessing performance for the Company.

The proportion of our total revenue attributable to each segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
As a percentage of total revenue
United States	64.0%	70.2%	66.6%	74.0%
Canada	6.0%	6.8%	7.0%	6.5%
U.K.	22.2%	17.4%	20.1%	16.7%
Other foreign markets	7.8%	5.6%	6.3%	2.8%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

Operating results for the segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Segment revenue
United States	$14,400	$15,820	$44,521	$55,464
Canada	1,340	1,523	4,698	4,869
U.K.	4,983	3,934	13,439	12,530
Other foreign markets	1,765	1,266	4,209	2,094
Total consolidated revenue	$22,488	$22,543	$66,867	$74,957

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Segment gross profit contribution *
United States	$3,038	$3,735	$10,594	$16,808
Canada	220	412	1,144	726
U.K.	754	210	1,441	1,279
Other foreign markets	(1,143)	(368)	(3,316)	(176)
Total consolidated gross profit	$2,869	$3,989	$9,863	$18,637

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Depreciation and amortization expenses
United States	$37	$47	$119	$146
Canada	1	1	3	2
U.K.	7	6	11	17
Other foreign markets	-	-	-	-
Total consolidated depreciation and amortization expenses	$45	$54	$133	$165

	September 30, 2015	December 31, 2014
	(In thousands)
Segment identifiable assets
United States	$11,020	$10,999
Canada	1,062	1,334
U.K.	4,691	4,518
Other foreign markets	4,634	876
Total consolidated identifiable assets	$21,407	$17,727

Note 9 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler, and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) were $1.3 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively, and $4.1 million and $5.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at September 30, 2015 and December 31, 2014, were $2.1 million and $1.5 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At September 30, 2015, we did not have a CDAR balance.

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

Note 10 - Unregistered Sales of Equity Securities

We closed a private offering of 959,924 units (“Units”) at a gross price per Unit of $0.55, in June 2015. Each Unit included one share of common stock, par value $0.0001 per share (“Common Stock”), and a three-year warrant (a “Warrant”) to purchase one share of Common Stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend and, if the Company does not continue to be a reporting company under the Securities Exchange Act of 1934 during the two-year period after closing, the exercise price will be reduced to $0.01 per share. Each Unit includes limited registration rights for the investors for the shares of Common Stock and the shares of Common Stock that would be issued upon the exercise of a Warrant (“Underlying Shares”) when and if we register our shares of Common Stock in a different offering, subject to certain excluded registered offerings.

We paid a placement agent cash fees of 13% or $68,785 of the aggregate proceeds that was received and will pay 5% of all amounts received upon the exercise of the Warrants. We also issued to the placement agent warrants to purchase shares of Common Stock equal to 10% of the total shares sold in the offering, or 95,992 shares, at an initial exercise price of $0.75 per share. The value of the warrants was $14,866. We had previously received $459,173 in net cash proceeds related to this private offering, which was recorded in restricted cash and other accrued expenses on our Condensed Consolidated Balance Sheets in the first quarter of 2015. The $459,173 in net cash proceeds is now recorded in Cash and cash equivalents and the placement agent fees and the fair value of the warrants was offset against the proceeds in Additional paid-in capital on our Condensed Consolidated Balance Sheets. In connection with this private offering, our placement agent agreement with the placement agent was terminated.

We described this sale of Units in Part II. Other Information, Item 2 in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 that was filed with the Securities and Exchange Commission.

The offering of the Units was made in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and the provisions of Regulation D that is promulgated under the Securities Act.

Note 11 - Derivative Liability

In June 2015, we granted warrants to purchase 959,924 units of the Company’s common stock through a private offering of units (“Units”) in conjunction with an equity raise. Each Unit included one share of Common Stock, par value $0.0001 per share, and a three-year Warrant to purchase one share of Common Stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend and, if the Company does not continue to be a reporting company under the Securities Exchange Act of 1934 during the two-year period after closing, the exercise price will be reduced to $0.01 per share. Each Unit includes limited registration rights for the investors for the shares of Common Stock and the shares of Common Stock that would be issued upon the exercise of a Warrant ("Underlying Shares") when and if we register our shares of Common Stock in a different offering, subject to certain excluded registered offerings. The Company has also issued to the placement agent warrants to purchase our shares of Common Stock equal to 10% of the total shares sold in the offering, or 95,992 shares.

Because these warrants have full reset adjustments that would preclude the instrument from being considered as index to the Company’s stock, it is subject to derivative liability treatment under ASC 815-40-15, which requires as of the date the warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	September 30, 2015
Market value of stock on measurement date	$0.55	$0.28
Risk-free interest rate	1.12%	0.92%
Dividend yield	0%	0%
Volatility factor	55.0%	58.7%
Term	3 years	2.75 years

As of September 30, 2015, the fair value of the total warrants' derivative liability is $36,957 and we recognized a gain on the derivative liability of $126,575 for the nine months ended September 30, 2015.

The following table summarizes the derivative liability included in the balance sheet:

Fair value at issuance date	$163,532
Gain on change of fair value	(126,575)
Balance at September 30, 2015	$36,957

The following table summarizes information about warrants outstanding as of September 30, 2015:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.75
Remaining life (in years)	2.75

Note 12 - Subsequent Event

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2015.

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

OVERVIEW

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial instruments investing. Our programs are offered through a variety of formats and channels, including free-preview workshops, symposiums, seminars, conferences, telephone mentoring, one-on-one mentoring, and e-learning. primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts, The Independent Woman, Women in Wealth and Brick Buy Brick. Our products and services are offered in the United States, Canada, the United Kingdom, and other international markets.

Our students pay for courses up-front or through payment agreements, and under U.S. generally accepted accounting principles (“GAAP”), we recognize revenue when our students take their courses. Over the past 18 months we have taken steps to shorten many of our course contracts from two-year contracts to one-year contracts, which is expected to accelerate revenue recognition as services are delivered faster and/or contract terms expire sooner. We have also implemented a new symposium style course delivery model wherein we hold multiple advanced courses in one location. Using one location allows us to achieve certain economies of scale that reduce costs and improve margins.

In addition to our advanced courses, we offer one-on-one mentoring (two to four days in length, on site or remotely) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions) that provide a richer experience for our students. Mentoring involves a subject matter expert visiting the student in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014. Today we are a global company with approximately 200 employees that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

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

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer 10 brands, which include:

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of the best-selling personal finance book of all time, Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors that can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Making Money from Property with Martin Roberts: A property-based curriculum focused on how and why to buy property at auction. Based on the teachings of Martin Roberts, renowned TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Brick Buy Brick: Initially launched in the UK, Brick Buy Brick is now also available in the U.S. Canada and the other international markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth 5PC: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Robbie Fowler Property Academy: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide an comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Women In Wealth: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

●	The Independent Woman: Developed by women for women and with significant input from Kim Kiyosaki, investor, entrepreneur, and bestselling author of Rich Woman and It's Rising Time, The Independent Women program imparts the principles and strategies essential for potential financial independence.

●	Trade Up Investor Education: Built on the belief that a successful investor is an educated investor and developed in partnership with Investor's Business Daily®, students are offered educational training designed to help them increase their knowledge of stock and options trading.

●	The Greatest Potential Business and Life Summit: A one-day event designed to help business professionals and entrepreneurs achieve their full potential in business and in life. The summit is anchored by a dynamic group of accomplished speakers who are recognized leaders in their respective fields, providing attendees with practical strategies about people skills and communication; leadership and management; sales and marketing; time management and goal achievement; and team building.

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$22,488	$22,543	$66,867	$74,957
Operating costs and expenses:
Direct course expenses	13,032	11,292	37,012	34,006
Advertising and sales expenses	5,319	5,767	15,889	16,835
Royalty expenses	1,268	1,495	4,103	5,479
General and administrative expenses	4,070	4,523	12,901	12,842
Total operating costs and expenses	23,689	23,077	69,905	69,162
Income (loss) from operations	(1,201)	(534)	(3,038)	5,795
Other income (expense):
Litigation settlement	-	-	-	1,300
Interest expense, net	(1)	(3)	(5)	(30)
Other income, net	243	170	515	378
Total other income	242	167	510	1,648
Income (loss) before income taxes	(959)	(367)	(2,528)	7,443
Income tax (expense) benefit	(8)	5	(29)	(33)
Net income (loss)	$(967)	$(362)	$(2,557)	$7,410

Basic earnings (loss) per common share	$(0.04)	$(0.02)	$(0.12)	$0.50
Diluted earnings (loss) per common share	$(0.04)	$(0.02)	$(0.12)	$0.47
Basic weighted average common shares outstanding	21,407	15,978	20,938	14,911
Diluted weighted average common shares outstanding	21,407	15,978	20,938	15,878

Comprehensive income (loss):
Net income (loss)	$(967)	$(362)	$(2,557)	$7,410
Foreign currency translation adjustment	811	877	695	455
Total comprehensive income (loss)	$(156)	$515	$(1,862)	$7,865

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	58.0	50.1	55.4	45.4
Advertising and sales expenses	23.7	25.6	23.8	22.5
Royalty expenses	5.6	6.6	6.1	7.3
General and administrative expenses	18.1	20.0	19.3	17.1
Total operating costs and expenses	105.4	102.3	104.6	92.3
Income (loss) from operations	(5.4)	(2.3)	(4.6)	7.7
Other income (expense):
Litigation settlement	0.0	0.0	0.0	1.7
Interest expense, net	0.0	0.0	0.0	0.0
Other income, net	1.1	0.7	0.8	0.5
Total other income	1.1	0.7	0.8	2.2
Income (loss) before income taxes	(4.3)	(1.6)	(3.8)	9.9
Income tax benefit (expense)	0.0	(0.0)	0.0	0.0
Net income (loss)	(4.3)	(1.6)	(3.8)	9.9

Recent Developments

We have introduced several new brands into the U.S. market, including The Independent Woman, Women in Wealth, and Brick Buy Brick, which we believe will grow U.S. revenue while diversifying our revenue sources. Our development of online courses is expected to add significant revenue growth. Recently, we launched our new affiliate marketing program for the financial education space, which is the first of its kind in the industry. This should help accelerate online course sales. The development of online courses should also reduce expired contracts, as students will have more options for taking their courses, which should accelerate revenue recognition. We plan to continue our expansion internationally which began in 2014. We expanded our footprint from four countries to 21 countries in Africa, Europe, and Asia. Countries in SE Asia have reported the fastest growth in e-learning-based education, with this growth rate estimated at 17.3% over the next five years. We recently opened a new office in Hong Kong to capitalize on this growth. We are also developing courses in entrepreneurship, along with country-specific courses as we expand internationally. These initiatives will likely lead to decreased income in the short term and require a material amount of investment and incurrence of operating expenses.

Outlook

Cash sales were $24.2 million for the three months ended September 30, 2015 compared to $20.7 million for the three months ended September 30, 2014, an increase of $3.5 million or 17.0%. Cash sales were $70.6 million for the nine months ended September 30, 2015 compared to $62.5 million for the nine months ended September 30, 2014, an increase of $8.1 million or 13.0%. We believe that cash sales are the best metric to determine our operating performance, as revenue from expired contracts and course attendance can show some quarter to quarter volatility. We anticipate cash sales to increase throughout 2015 and 2016, particularly as new brands gain greater traction in our more established markets, and as we expand internationally and hone our selling and marketing strategy in new markets. An example of this can be seen in Hong Kong, where a three-day basic training program held in May 2015 increased its sales by 21% and the closing ratio by 34% as compared to a three-day basic training program held in the same city in December 2014. Additionally, we generated record-setting dollar-sales per customer and higher than average closing rates at a recent training symposium in SE Asia. These results demonstrate rapid improvement from the Company, the results of which we anticipate to be reflected in our operating results in the fourth quarter of 2015 and fiscal year 2016.

OPERATING SEGMENTS

We operate in four segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
As a percentage of total revenue
United States	64.0%	70.2%	66.6%	74.0%
Canada	6.0%	6.8%	7.0%	6.5%
U.K.	22.2%	17.4%	20.1%	16.7%
Other foreign markets	7.8%	5.6%	6.3%	2.8%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

United States

Over the past several years, our U.S. segment shifted its focus to consist primarily of Rich Dad Education brand offerings. Revenue derived from the Rich Dad brands as a percentage of total segment revenue was 93.8% and 96.8% for the three months ended September 30, 2015 and 2014, respectively, and 95.0% and 96.9% for the nine months ended September 30, 2015 and 2014, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Brick and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

Canada

Similar to the U.S., our Canadian segment's revenue primarily consists of Rich Dad branded offerings. Revenue derived from the Rich Dad brands as a percentage of total segment revenue was 95.3% and 96.8% for the three months ended September 30, 2015 and 2014, respectively, and 91.6% and 96.5% for the nine months ended September 30, 2015 and 2014, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training.

U.K.

In contrast to our U.S. and Canadian segments, our U.K. segment is more diversified among several different brands. Revenue derived from the Rich Dad brands as a percentage of total segment revenue was 41.9% and 52.4% for the three months ended September 30, 2015 and 2014, respectively, and 43.1% and 51.8% for the nine months ended September 30, 2015 and 2014, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training.

Other Foreign Markets

We currently operate in other foreign markets, including European, Asian and African countries (including Germany, Hong Kong, India, Ireland, Malaysia, Singapore, South Africa, Sweden and Australia.) This segment of our business is gaining traction and has shown significant growth in revenue in 2015 compared to 2014. Revenue as a percentage of total segment revenue was 12.8% and 29.3% for the three months ended September 30, 2015 and 2014, respectively, and 10.8% and 25.6% for the nine months ended September 30, 2015 and 2014, respectively.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

Revenue was $22.5 million for the three months ended September 30, 2015 compared to $22.5 million for the three months ended September 30, 2014. Although revenue was flat quarter over quarter, attendance (i.e. fulfillment) increased $3.2 million or 21.8%, and recognition of revenue from expired contracts increased $0.2 million or 4.1% offset by the decline in recognition of revenue of $3.4 million or 67.7%, due to the change in our revenue recognition policy with regards to DVD fulfillment. Cash sales were $24.2 million for the three months ended September 30, 2015 compared to $20.7 million for the three months ended September 30, 2014, an increase of $3.5 million or 17.0%.

Operating Expenses

Total operating costs and expenses were $23.7 million for the three months ended September 30, 2015 compared to $23.1 million for the three months ended September 30, 2014, an increase of $0.6 million or 2.7%. The increase was primarily driven by a $1.7 million increase in direct course expenses partially offset by lower advertising and sales expenses of $0.4 million, general and administrative expenses of $0.5 million and $0.2 million in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and elite training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $13.0 million for the three months ended September 30, 2015 compared to $11.3 million for the three months ended September 30, 2014, an increase of $1.7 million or 15.4%.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing television and radio advertising continued during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $5.3 million for the three months ended September 30, 2015 compared to $5.7 million for the three months ended September 30, 2014, a decrease of $0.4 million or 7.0%. Advertising and sales expenses were 23.7% and 25.6% of revenue, a decrease of 1.9% for the three months ended September 30, 2015 and 2014, respectively.

Royalty expenses

We have licensing and related agreements with Rich Dad Operating Company, LLC ("RDOC"), whereby we have exclusive rights to develop, market, and sell Rich Dad branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.3 million for the three months ended September 30, 2015 compared to $1.5 million for the three months ended September 30, 2014, a decrease of $0.2 million, or 13.3%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses was $4.1 million for the three months ended September 30, 2015 compared to $4.5 million for the three months ended September 30, 2014, a decrease of $0.4 million, or 8.9%.

Income tax expense

Income tax expense was $8.0 thousand for the three months ended September 30, 2015 and a $5.0 thousand income tax benefit for the three months ended September 30, 2014, respectively. Our effective tax rate was (0.8)% and 1.4% for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. See Note 6 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2015 and December 31, 2014, a valuation allowance of $7.7 million and $7.9 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.2 million for the three months ended September 30, 2015 and increased our valuation allowance by $0.1 million for the three months ended September 30, 2014.

Net loss

Net loss was $(1.0) million or $(0.04) per basic and diluted common share for the three months ended September 30, 2015, an increase in net loss of $(0.6) million compared to net loss of $(0.4) million or $(0.02) per basic and diluted common share for the three months ended September 30, 2014. Net loss for the three months ended September 30, 2015 was negatively impacted by the decline in recognition of revenue of $3.4 million due to the change in our revenue recognition policy with regards to DVD fulfillment. In addition, net income for the three months ended September 30, 2014 was positively impacted by $5.0 million, or $0.31 per basic and diluted common share, due to the changed in our revenue recognition policy with regards to DVD fulfillment.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

Revenue was $66.9 million for the nine months ended September 30, 2015 compared to $75.0 million for the nine months ended September 30, 2014, a decline of $8.1 million or 10.8%. The decrease was due to the decline in recognition of revenue of $11.4 million or 62.8%, due to the change in our revenue recognition policy with regards to DVD fulfillment offset by increased attendance (i.e. fulfillment) of $2.0 million or 4.1% and recognition of revenue from expired contracts of $1.3 million or 15.4%. Cash sales were $70.6 million for the nine months ended September 30, 2015 compared to $62.5 million for the nine months ended September 30, 2014, an increase of $8.1 million or 13.0%.

Operating Expenses

Total operating costs and expenses were $69.9 million for the nine months ended September 30, 2015 compared to $69.2 million for the nine months ended September 30, 2014, an increase of $0.7 million or 1.0%. The increase was due to a $3.0 million increase in direct course expenses decrease partially offset by a $1.4 million decrease in royalty expense and a $0.9 million decrease in advertising and sales expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and elite training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $37.0 million for the nine months ended September 30, 2015 compared to $34.0 million for the nine months ended September 30, 2014, an increase of $3.0 million or 8.8%.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing television and radio advertising continued during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $15.9 million for the nine months ended September 30, 2015 compared to $16.8 million for the nine months ended September 30, 2014, a decrease of $0.9 million, or 5.4%. Advertising and sales expenses were 23.8% and 22.5% of revenue, an increase of 1.3% for the nine months ended September 30, 2015 and 2014, respectively.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $4.1 million for the nine months ended September 30, 2015 compared to $5.5 million for the nine months ended September 30, 2014, a decrease of $1.4 million, or 25.5%. The decrease was driven mostly by lower licensing costs related to lower revenue period over period.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $12.9 million for the nine months ended September 30, 2015 compared to $12.9 million for the nine months ended September 30, 2014.

Litigation settlement

In April 2014, we entered into an agreement with RDOC to settle certain claims we had against RDOC, Robert Kiyosaki, and Darren Weeks. As part of this legal settlement agreement, approximately $1.3 million of debt was cancelled, essentially eliminating all of our remaining long-term debt.

Income tax expense

Income tax expense was $29.0 thousand and $33.0 thousand for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was (1.1)% and 0.4% for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. See Note 6 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2015 and December 31, 2014, a valuation allowance of $7.7 million and $7.9 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.2 million for the nine months ended September 30, 2015 and increased our valuation allowance by $0.1 million for the nine months ended September 30, 2014.

Net income (loss)

Net income (loss) was $(2.6) million or $(0.12) per basic and diluted common share for the nine months ended September 30, 2015, an increase in net loss of $10.0 million compared to net income of $7.4 million or $0.50 per basic and $0.47 per diluted common share for the nine months ended September 30, 2014, respectively. Net loss for the nine months ended September 30, 2015 was negatively impacted by the decline in recognition of revenue of $11.4 million due to the change in our revenue recognition policy with regards to DVD fulfillment. In addition, net income for the nine months ended September 30, 2014 was positively impacted by $18.1 million, or $1.21 per basic and $1.14 per diluted common share, due to the changed in our revenue recognition policy with regards to DVD fulfillment.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We anticipate incurring increased professional fees and expenses associated with our reporting obligations as a public company of approximately $0.8 million annually, including fees and expenses for our annual audit and quarterly reviews, and our initiatives described in “Item 2. Management's Discussion and Analysis-Results of Operations-Recent Developments”.

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

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$3,525	$(931)
Net cash used in investing activities	(83)	(237)
Net cash provided by (used in) financing activities	452	(272)
Effect of foreign currency exchange rates	(1,024)	455
Net increase (decrease) in cash and cash equivalents	$2,870	$(985)

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $3.5 million in the nine months ended September 30, 2015 compared to net cash used in operating activities of $(0.9) million in the nine months ended September 30, 2014. The $4.5 million increase was primarily the result of a decrease in current liabilities for deferred revenue in 2014 as a result of increased recognition of revenue from expired contracts, due to the change in our revenue recognition policy with regards to DVD fulfillment.

Investing Cash Flows

Net cash used in investing activities totaled $83.0 thousand in the nine months ended September 30, 2015 and $237.0 thousand in the nine months ended September 30, 2014, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of September 30, 2015 and December 31, 2014 was 100.0% equity.

Net cash provided by financing activities totaled $0.5 million in the nine months ended September 30, 2015 compared to net cash used in financing activities of $0.3 million in the nine months ended September 30, 2014, representing a period-over-period increase in cash from financing activities of $0.7 million.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of September 30, 2015, our consolidated current deferred revenue was $58.0 million.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of September 30, 2015, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports that we file or furnish under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We closed a private offering of 959,924 units (“Units”) at a gross price per Unit of $0.55 in June 2015. Each Unit included one share of common stock, par value $0.0001 per share (“Common Stock”), and a three-year warrant (a “Warrant”) to purchase one share of Common Stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend and, if the Company does not continue to be a reporting company under the Securities Exchange Act of 1934 during the two-year period after closing, the exercise price will be reduced to $0.01 per share. Each Unit includes limited registration rights for the investors for the shares of Common Stock and the shares of Common Stock that would be issued upon the exercise of a Warrant (“Underlying Shares”) when and if we register our shares of Common Stock in a different offering, subject to certain excluded registered offerings.

We paid a placement agent cash fees of 13% of aggregate proceeds that was received and will pay 5% of all amounts received upon the exercise of the Warrants. We also issued to the placement agent warrants to purchase shares of Common Stock equal to 10% of the total shares sold in the offering, or 95,992 shares. We had previously received $459,323 in net cash proceeds related to this private offering, which was recorded in restricted cash and other accrued expenses on our Condensed Consolidated Balance Sheets. This cash amount will now be unrestricted. In connection with this private offering, our placement agent agreement with the placement agent was terminated.

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

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2015 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: November 10, 2015	By:	/s/ ANTHONY C. HUMPAGE
Anthony C. Humpage Chief Executive Officer and Director

Dated: November 10, 2015	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Chief Financial Officer

