Form 10-Q
period 2016-03-31
Legacy Education Alliance, Inc.
filed 2016-05-16
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of May 10, 2016: 21,845,927.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the introduction of additional brands into the U.S. market (e.g., The Independent Woman, Women in Wealth, Brick Buy Brick, and Elite Business Star™ ) which are expected to grow and diversify our U.S. revenue; the development of online courses which are expected to add significant revenue growth; projections of strong international growth, particularly in SE Asia; expected cost savings from symposium fulfillment experience that should lead to increased margins; shortening of course package contracts that should accelerate revenue recognition; and the estimates and matters described under the caption “Item 2. Management's Discussion and Analysis-Results of Operations-Recent Developments” and “Item 2. Management's Discussion and Analysis-Results of Operations-Outlook”. Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,684	$4,881
Restricted cash	3,395	2,946
Deferred course expenses	9,213	9,211
Prepaid expenses and other current assets	2,435	2,169
Inventory	461	492
Total current assets	21,188	19,699
Property and equipment, net	1,207	1,226
Other assets	201	200
Total assets	$22,596	$21,125
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,932	$2,451
Royalties payable	307	163
Accrued course expenses	1,847	1,226
Accrued salaries, wages and benefits	983	1,258
Other accrued expenses	2,314	2,372
Long-term debt, current portion	10	10
Deferred revenue, current portion	59,133	60,698
Total current liabilities	68,526	68,178
Long-term debt, net of current portion	39	42
Deferred revenue, net of current portion	82	71
Other liabilities	45	45
Total liabilities	68,692	68,336
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 21,845,927 shares issued and outstanding at March 31, 2016 and December 31, 2015	2	2
Additional paid-in capital	10,942	10,905
Cumulative foreign currency translation adjustment	2,165	1,680
Accumulated deficit	(59,205)	(59,798)
Total stockholders’ deficit	(46,096)	(47,211)
Total liabilities and stockholders’ deficit	$22,596	$21,125

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$22,738	$21,743
Operating costs and expenses:
Direct course expenses	11,654	11,534
Advertising and sales expenses	5,267	5,157
Royalty expenses	973	1,201
General and administrative expenses	4,059	4,562
Total operating costs and expenses	21,953	22,454
Income (loss) from operations	785	(711)
Other income (expense):
Interest expense, net	(3)	(2)
Other income (expense), net	(179)	113
Total other income (expense)	(182)	111
Income (loss) before income taxes	603	(600)
Income tax expense	(10)	(11)
Net income (loss)	$593	$(611)

Basic earnings (loss) per common share	$0.03	$(0.03)
Diluted earnings (loss) per common share	$0.03	$(0.03)

Basic weighted average common shares outstanding	20,961	20,001
Diluted weighted average common shares outstanding	21,846	20,001

Comprehensive income:
Net income (loss)	$593	$(611)
Foreign currency translation adjustments	485	1,028
Total comprehensive income	$1,078	$417

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	Adjustment	Deficit	deficit
Balance at December 31, 2015	21,846	2	10,905	1,680	(59,798)	(47,211)
Share-based compensation expense	—	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	485	—	485
Net Income	—	—	—	—	593	593
Balance at March 31, 2016	21,846	$2	$10,942	$2,165	$(59,205)	$(46,096)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$593	$(611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39	51
Gain on change in fair value of derivatives	(5)	—
Share-based compensation	37	—
Deferred income taxes	—	1
Changes in operating assets and liabilities:
Restricted cash	(454)	(717)
Deferred course expenses	(54)	160
Prepaid expenses and other receivable	(261)	(788)
Inventory	30	(33)
Other assets	—	(6)
Accounts payable-trade	1,509	722
Royalties payable	144	169
Accrued course expenses	628	450
Accrued salaries, wages and benefits	(271)	482
Other accrued expenses	(589)	92
Deferred revenue	(1,034)	696
Net cash provided by operating activities	312	668
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(20)	(24)
Net cash used in investing activities	(20)	(24)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(2)	(2)
Proceeds from private offering of securities	—	503
Net cash provided by (used in) financing activities	(2)	501
Effect of exchange rate differences on cash	513	(377)
Net increase in cash and cash equivalents	803	768
Cash and cash equivalents, beginning of period	$4,881	$2,932
Cash and cash equivalents, end of period	$5,684	$3,700

Supplemental disclosures:
Cash paid during the period for interest	$3	$2
Cash paid during the period for income taxes, net of refunds received	$-	$(6)

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

The accompanying unaudited condensed consolidated financial statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. The accompanying condensed consolidated balance sheet as of December 31, 2015 was derived from our audited consolidated financial statements and does not include all disclosures required under United States of America generally accepted accounting principles (“U.S. GAAP”), for annual financial statements. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

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

New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-09 “Compensation – Stock compensation” (Topic 718). The new guidance is intended to simplify some provisions in stock compensation accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. We expect to adopt this standard when effective, and the impact on our financial statements is not currently estimable.

In February 2016, the FASB issued ASU No 2016-02 “Leases” (Topic 842). The standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The standard also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. This standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We expect to adopt this standard when effective, and the impact on our financial statements is not currently estimable.

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

Note 3 - Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $37.0 thousand for the three months ended March 31, 2016. There was no share-based compensation expense recorded in the three months ended March 31, 2015. See Note 6 - Share-Based Compensation, in the Notes to Consolidated Financial Statements for the year ended December 31, 2015, included in our 2015 Annual Report for further discussion.

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average unvested restricted stock awards outstanding were 885,486 for the three months ended March 31, 2016. We had no unvested restricted stock awards outstanding for the three months ended March 31, 2015.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$593	21,846		$(611)	20,001
Amounts allocated to unvested restricted shares	(24)	(885)		—	—
Amounts available to common stockholders	$569	20,961	$0.03	$(611)	20,001	$(0.03)
Diluted:
Amounts allocated to unvested restricted shares	24	—		—	—
Non participating share units		885			—
Stock options added under the treasury stock method		—			—
Amounts reallocated to unvested restricted shares	—	—		—	—
Amounts available to stockholders and assumed conversions	$593	21,846	$0.03	$(611)	20,001	$(0.03)

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2016 and December 31, 2015:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016	Warrant derivative liabilities	$22,080	$-	$-	$22,080
As of December 31, 2015	Warrant derivative liabilities	$27,266	$-	$-	$27,266

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, notes receivable, accounts payable, deferred course expenses, accrued expenses, deferred revenue, and debt. U.S. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management believes the carrying value of the other financial instruments recognized on the condensed consolidated balance sheet date, including receivables, payables and accrued liabilities approximate their fair value.

Note 6 - Derivative Liability

In June 2015, we granted warrants to purchase 959,924 shares of the Company’s common stock through a private offering of units (“Units”). Each Unit included one share of Common Stock, par value $0.0001 per share, and a three-year Warrant to purchase one share of Common Stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend and, if the Company does not continue to be a reporting company under the Securities Exchange Act of 1934 during the two-year period after closing, the exercise price will be reduced to $0.01 per share. Each Unit includes limited registration rights for the investors for the shares of Common Stock and the shares of Common Stock that would be issued upon the exercise of a Warrant ("Underlying Shares") when and if we register our shares of Common Stock in a different offering, subject to certain excluded registered offerings. The Company has also issued to the placement agent warrants to purchase our shares of Common Stock equal to 10% of the total shares sold in the offering, or 95,992 shares.

Because these warrants have full reset adjustments that would preclude the instrument from being considered as index to the Company’s stock, it is subject to derivative liability treatment under ASC 815-40-15, which requires as of the date the warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	March 31, 2016	December 31, 2015
Market value of stock on measurement date	$0.55	$0.25	$0.25
Risk-free interest rate	1.12%	0.87%	1.31%
Dividend yield	0%	0%	0%
Volatility factor	55%	60.6%	61.0%
Term	3 years	2.25 years	2.5 years

As of March 31, 2016 and December 31, 2015, the fair value of the total warrants' derivative liability is $22,080 and $27,266, respectively, and recorded in other accrued expenses in the Condensed Consolidated Balance Sheets. We recognized a gain on the derivative liability of $5,186 for the three months ended March 31, 2016, which is recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the derivative liability included in the balance sheet:

Balance at December 31, 2015	$27,266
Gain on change of fair value	(5,186)
Balance at March 31, 2016	$22,080

The following table summarizes information about warrants outstanding as of December 31, 2015:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.75
Remaining life (in years)	2.25

Note 7 - Income Taxes

Income tax expense was $10.0 thousand and $11.0 thousand for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 1.7% and (1.8%) for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2016 and December 31, 2015, a valuation allowance of $6.7 million and $7.2 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, we had total unrecognized tax benefits of $1.7 million, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.1 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the three months ended March 31, 2016 and 2015, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

Note 8 - Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. Cash balances as of March 31, 2016 and December 31, 2015, including foreign subsidiaries, without FDIC coverage were $4.4 million and $3.8 million, respectively.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. For the three months ended March 31, 2016 and 2015, Rich Dad brands provided 74% and 84% of our revenue, respectively. In addition, we have operations in the U.S., Canada, the United Kingdom and other foreign markets (see Note 9— Segment Information).

Note 9 - Segment Information

We manage our business in four operating segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. As such, operating results, as reported below, are reviewed regularly by our Chief Operating Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2016	2015
U.S.	63.4%	71.0%
Canada	5.1%	6.7%
U.K.	22.2%	18.8%
Other foreign markets	9.3%	3.5%
Total consolidated revenue	100%	100%

Operating results for the segments are as follows:

	Three Months Ended March 31,
	2016	2015
Segment revenue	(In thousands)
United States	$14,424	$15,434
Canada	1,155	1,468
U.K.	5,049	4,075
Other foreign markets	2,110	766
Total consolidated revenue	$22,738	$21,743

	Three Months Ended March 31,
	2016	2015
Segment gross profit contribution *	(In thousands)
United States	$3,706	$4,582
Canada	195	289
U.K.	1,479	284
Other foreign markets	(536)	(1,304)
Total consolidated gross profit	$4,844	$3,851

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three Months Ended March 31,
	2016	2015
Depreciation and amortization expenses	(In thousands)
United States	$33	$44
Canada	1	1
U.K.	5	6
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$39	$51

	March 31,	December 31,
	2016	2015
Segment identifiable assets	(In thousands)
United States	$13,520	$13,537
Canada	1,086	846
U.K.	5,025	4,672
Other foreign markets	2,965	2,070
Total consolidated identifiable assets	$22,596	$21,125

Note 10 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler, and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statement of Operations and Comprehensive Income were $1.0 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at March 31, 2016 and December 31, 2015, were $3.3 million and $2.9 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2016 and December 31, 2015, we did not have a CDAR balance.

Litigation. We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

A substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows. While the outcome of these proceedings cannot be predicted with certainty, we do not expect any of these existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. There have been no material changes to the legal proceedings disclosed in the litigation section of Note 15 - Commitments and Contingencies, in the Notes to Consolidated Financial Statements for the year ended December 31, 2015, included in our 2015 Annual Report for further discussion.

Note 11 - Subsequent Event

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the three months ended March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion and analysis of our financial condition and results of operations for the periods indicated should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2015. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in our most recent Form 10-K, and elsewhere in this Form 10-Q.

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

Our students pay for courses up-front or through payment agreements with independent third parties, and under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue when our students take their courses. Over time, we have taken steps to shorten many of our course contracts from two-year contracts to one-year contracts, which is expected to accelerate revenue recognition as services are delivered faster and/or contract terms expire sooner. We are also utilizing a symposium style course delivery model wherein we hold multiple Elite courses in one location. Using one location allows us to achieve certain economies of scale that reduce costs and improve margins, as well as enhance the student experience.

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

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer 10 brands, which include:

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of the best-selling personal finance book of all time, Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad® Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors that can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Brick Buy Brick™: Initially launched in the UK, Brick Buy Brick is now also available in the U.S. Canada and the other international markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

●	The Independent Woman™: Developed by women for women, based on the teachings and principles of Kim Kiyosaki, investor, entrepreneur, and bestselling author of Rich Woman and It's Rising Time, The Independent Women program imparts the principles and strategies essential for potential financial independence.

●	Trade Up Investor Education™: Built on the belief that a successful investor is an educated investor and developed in partnership with Investor's Business Daily®, a leading financial news and research organization since 1984, students are offered educational training designed to help them increase their knowledge of stock and options trading.

●	Elite Business Star™: Created in partnership with entrepreneur Kevin Harrington, one of the original Sharks from the television show Shark Tank, Elite Business Star is designed to help individuals grow their business through a variety of business strategies including marketing, asset protection, and business financing.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Revenue	$22,738	$21,743
Operating costs and expenses:
Direct course expenses	11,654	11,534
Advertising and sales expenses	5,267	5,157
Royalty expenses	973	1,201
General and administrative expenses	4,059	4,562
Total operating costs and expenses	21,953	22,454
Income (loss) from operations	785	(711)
Other income (expense):
Interest expense, net	(3)	(2)
Other income (expense), net	(179)	113
Total other income (expense)	(182)	111
Income (loss) before income taxes	603	(600)
Income tax expense	(10)	(11)
Net income (loss)	$593	$(611)

Basic earnings (loss) per common share	$0.03	$(0.03)
Diluted earnings (loss) per common share	$0.03	$(0.03)

Basic weighted average common shares outstanding	20,961	20,001
Diluted weighted average common shares outstanding	21,846	20,001

Comprehensive income:
Net income (loss)	$593	$(611)
Foreign currency translation adjustments	485	1,028
Total comprehensive income	$1,078	$417

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended March 31,
	2016	2015
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	51.3	53.0
Advertising and sales expenses	23.2	23.7
Royalty expense	4.3	5.5
General and administrative expenses	17.8	21.0
Total operating costs and expenses	96.6	103.2
Income (loss) from operations	3.4	(3.2)
Other income (expense):
Interest expense, net	—	—
Other income (expense), net	(0.8)	0.5
Total other income (expense)	(0.8)	0.5
Income (loss) before income taxes	2.6	(2.7)
Income tax expense	—	(0.1)
Net income (loss)	2.6%	(2.8)%

Recent Developments

We have introduced several new brands into the U.S. market, including The Independent Woman, Women in Wealth, and Brick Buy Brick, and in January 2016, we announced the launch of the Elite Business Star™ brand. Created in association with entrepreneur Kevin Harrington, one of the original Sharks from the television show Shark Tank, Elite Business Star is designed to help individuals grow their businesses. In February 2016, we announced the signing of former NFL player Phillip Buchanon as a spokesperson for Brick Buy Brick and who has become an Elite Legacy Education student. We believe these new brands will grow our revenue while diversifying our revenue sources. Additionally, our development of online courses is expected to add significant revenue growth going forward. The development of online courses should also reduce expired contracts, as students will have more options for taking their courses, which should accelerate revenue recognition. Overall, countries in SE Asia have reported the fastest growth in e-learning-based education, with this growth rate estimated at approximately 17.0% over the next five years. We continued our expansion internationally which began in 2014, when we expanded our footprint from four countries to 21 countries in Africa, Europe, and Asia, and in 2015, this expansion continued as we added five more countries to our footprint. We opened new offices in South Africa and Hong Kong to facilitate our international expansion. We are also developing courses in entrepreneurship, along with country-specific courses as we expand internationally. These initiatives will likely lead to decreased income in the short term and require a material amount of investment and incurrence of operating expenses.

Outlook

Cash sales were $21.3 million for the three months ended March 31, 2016 compared to $22.7 million for the three months ended March 31, 2015, a decrease of $1.4 million or 6.2%. We believe that cash sales are the best metric to determine our operating performance, as revenue recognition under U.S. GAAP occurs when our students attend their courses or the term for taking the course expires, which could be several quarters after the student purchases their program and pays their fee. We anticipate cash sales to increase throughout 2016 and 2017, particularly as new brands gain greater traction in our more established markets, and as we expand internationally and hone our selling and marketing strategy in new markets.

OPERATING SEGMENTS

We operate in four operating segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2016	2015
U.S.	63.4%	71.0%
Canada	5.1%	6.7%
U.K.	22.2%	18.8%
Other foreign markets	9.3%	3.5%
Total consolidated revenue	100%	100%

	Three Months Ended March 31,
	2016	2015
Segment revenue	(In thousands)
United States	$14,424	$15,434
Canada	1,155	1,468
U.K.	5,049	4,075
Other foreign markets	2,110	766
Total consolidated revenue	$22,738	$21,743

United States

Over the past several years, our U.S. business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $12.9 million and $14.8 million or as a percentage of total segment revenue was 89.5% and 96.0% for the three months ended March 31, 2016 and 2015. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Brick, Elite Business Star™ and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

The segment revenue was $14.4 million and $15.4 million or as a percentage of total revenue was 63.4% and 71.0% for the three months ended March 31, 2016 and 2015. The decrease was due to the decline in recognition of revenue of $2.2 million or 91.0%, due to the change in our revenue recognition policy with regards to DVD fulfillment partially offset by increased attendance (i.e. fulfillment) of $1.7 million or 16.9% in 2016 compared to 2015.

Canada

Similar to the U.S., our Canadian segment's revenue primarily consists of Rich Dad branded offerings. Revenue derived from the Rich Dad brands was $1.0 million and $1.4 million or as a percentage of total segment revenue was 89.2% and 94.0% for the three months ended March 31, 2016 and 2015. The majority pertained to real estate-related education, with the balance pertaining to financial markets training.

The segment revenue was $1.2 million and $1.5 million or as a percentage of total revenue was 5.1% and 6.7% for the three months ended March 31, 2016 and 2015.

U.K.

In contrast to our U.S. and Canadian segments, our U.K. segment is more diversified among several different brands. Revenue derived from the Rich Dad brands was $1.7 million and $1.8 million or as a percentage of total segment revenue was 34.4% and 44.0% for the three months ended March 31, 2016 and 2015. The majority pertained to real estate-related education, with the balance pertaining to financial markets training.

The segment revenue was $5.0 million and $4.1 million or as a percentage of total revenue was 22.2% and 18.8% for the three months ended March 31, 2016 and 2015. The increase was primarily due to increase in recognition of revenue from expired contracts of $1.0 million or 287.2%.

Other Foreign Markets

We operate in other foreign markets, including European, Asian and African countries. This segment of our business is gaining traction and has shown significant growth in revenue. Revenue derived from the Rich Dad brands was $1.2 million and $0.2 million or as a percentage of total segment revenue was 54.7% and 30.2% for the three months ended March 31, 2016 and 2015.

The segment revenue was $2.1 million and $0.8 million or as a percentage of total revenue was 9.3% and 3.5% for the three months ended March 31, 2016 and 2015. The increase was due to increased attendance (i.e. fulfillment) of $1.3 million or 169.7%.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

Revenue was $22.7 million for the three months ended March 31, 2016 compared to $21.7 million for the three months ended March 31, 2015, an increase of $1.0 million or 4.6%. The increase was due to increased attendance (i.e. fulfillment) of $3.1 million or 20.2% and recognition of revenue from expired contracts of $0.3 million or 9.4%, partially offset by the decline in recognition of revenue of $2.4 million or 88.5%, due to the change in our revenue recognition policy with regards to DVD fulfillment. Cash sales were $21.3 million for the three months ended March 31, 2016 compared to $22.7 million for the three months ended March 31, 2015, a decrease of $1.4 million or 6.2%.

Operating Expenses

Total operating costs and expenses were $22.0 million for the three months ended March 31, 2016 compared to $22.5 million for the three months ended March 31, 2015, a decrease of $0.5 million or 2.2%. The decrease was due to a $0.2 million decrease in royalty expense and a $0.6 million decrease in general and administrative expenses, partially offset by a $0.2 million increase in direct course expenses and a $0.1 million increase in advertising and sales expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and elite training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $11.7 million for the three months ended March 31, 2016 compared to $11.5 million for the three months ended March 31, 2015, an increase of $0.2 million or 1.7%, which was primarily related to our international expansion initiative.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing direct mail and radio advertising continued during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $5.3 million for the three months ended March 31, 2016 compared to $5.2 million for the three months ended March 31, 2015, an increase of $0.1 million, or 1.9%. The increase was driven by higher media expenses.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.0 million for the three months ended March 31, 2016 compared to $1.2 million for the three months ended March 31, 2015, a decrease of $0.2 million, or 16.7%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $4.0 million for the three months ended March 31, 2016 compared to $4.6 million for the three months ended March 31, 2015, a decrease of $0.6 million, or 13.0%. The decrease was primarily driven by lower compensation costs.

Income tax expense

Income tax expense was $10.0 thousand and $11.0 thousand for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 1.7% and (1.8)% for the three months ended March 31, 2016 and 2015. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. See Note 7 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2016 and December 31, 2015, a valuation allowance of $6.7 million and $7.2 million, have been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015.

Net income (loss)

Net income was $0.6 million or $0.03 per basic and diluted common share for the three months ended March 31, 2016, compared to a net loss of ($0.6) million or ($0.03) per basic and diluted common share for the three months ended March 31, 2015, an increase in net income of $1.2 million or $0.06 per basic and diluted common share. Net income for the three months ended March 31, 2016 was positively impacted by the increase in revenue primarily due to increased attendance (i.e. fulfillment) of $3.1 million or 20.2%.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	312	668
Net cash used in investing activities	(20)	(24)
Net cash provided by (used in) financing activities	(2)	501
Effect of foreign currency exchange rates	513	(377)
Net increase in cash and cash equivalents	803	768

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $0.3 million and $0.7 million in the three months ended March 31, 2016 and 2015, representing a period-over-period decrease of $0.4 million.

Investing Cash Flows

Net cash used in investing activities totaled $20.0 thousand in the three months ended March 31, 2016 and $24.0 thousand in the three months ended March 31, 2015, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2016 and December 31, 2015 was 100.0% equity.

Net cash used in financing activities totaled $2.0 thousand in the three months ended March 31, 2016, compared to net cash provided by financing activities of $501.0 thousand in the three months ended March 31, 2015, representing a period-over-period decrease in cash from financing activities of $503.0 thousand, due to $503.0 thousand of net proceeds we received from a private offering of securities in the three months ended March 31, 2015.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of March 31, 2016 and December 31, 2015, our consolidated current deferred revenue was $59.1 million and $60.7 million, respectively.

Our cash equivalents were, and continue to be, invested in short-term, liquid, money market funds. Restricted cash balances consisted primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors. Restricted cash balances held by credit card processors are unavailable to us unless we discontinue sale of our products or discontinue the usage of a vendor’s credit card. As sales of the products and services related to our domestic business have decreased, our credit card vendors have not returned funds held as collateral, resulting in higher restricted cash balances.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of March 31, 2016, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 10 Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A. Risk Factors.

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There was no repurchases of the Company's equity securities during the three months ended March 31, 2016.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2016 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: May 16, 2016	By:	/s/ ANTHONY C. HUMPAGE
Anthony C. Humpage Chief Executive Officer and Director

Dated: May 16, 2016	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Chief Financial Officer

