Form 10-Q
period 2016-06-30
Legacy Education Alliance, Inc.
filed 2016-08-15
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of August 10, 2016: 21,845,927.

 Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2016

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

This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income (loss), and cash flows of Legacy and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,971	$4,881
Restricted cash	3,612	2,946
Deferred course expenses	9,072	9,211
Prepaid expenses and other current assets	2,570	2,169
Inventory	301	492
Total current assets	20,526	19,699
Property and equipment, net	1,183	1,226
Other assets	224	200
Total assets	$21,933	$21,125
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,401	$2,451
Royalties payable	266	163
Accrued course expenses	1,540	1,226
Accrued salaries, wages and benefits	629	1,258
Other accrued expenses	2,089	2,372
Long-term debt, current portion	10	10
Deferred revenue, current portion	56,313	60,698
Total current liabilities	65,248	68,178
Long-term debt, net of current portion	37	42
Deferred revenue, net of current portion	164	71
Other liabilities	44	45
Total liabilities	65,493	68,336
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 21,845,927 shares issued and outstanding at June 30, 2016 and December 31, 2015	2	2
Additional paid-in capital	10,979	10,905
Cumulative foreign currency translation adjustment	3,639	1,680
Accumulated deficit	(58,180)	(59,798)
Total stockholders’ deficit	(43,560)	(47,211)
Total liabilities and stockholders’ deficit	$21,933	$21,125

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$23,375	$22,636	$46,113	$44,379
Operating costs and expenses:
Direct course expenses	12,584	12,446	24,238	23,980
Advertising and sales expenses	5,322	5,413	10,589	10,570
Royalty expenses	1,070	1,634	2,043	2,835
General and administrative expenses	3,685	4,269	7,744	8,831
Total operating costs and expenses	22,661	23,762	44,614	46,216
Income (loss) from operations	714	(1,126)	1,499	(1,837)
Other income (expense):
Interest income (expense), net	1	(1)	(2)	(3)
Other income, net	319	158	140	271
Total other income	320	157	138	268
Income (loss) before income taxes	1,034	(969)	1,637	(1,569)
Income tax expense	(9)	(10)	(19)	(21)
Net income (loss)	$1,025	$(979)	$1,618	$(1,590)

Basic earnings (loss) per common share	$0.05	$(0.05)	$0.08	$(0.08)
Diluted earnings (loss) per common share	$0.04	$(0.05)	$0.07	$(0.08)

Basic weighted average common shares outstanding	20,961	20,193	20,961	20,096
Diluted weighted average common shares outstanding	21,846	20,193	21,846	20,096

Comprehensive income (loss):
Net income (loss)	$1,025	$(979)	$1,618	$(1,590)
Foreign currency translation adjustments	1,474	(1,144)	1,959	(116)
Total comprehensive income (loss)	$2,499	$(2,123)	$3,577	$(1,706)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2015	21,846	2	10,905	1,680	(59,798)	(47,211)
Share-based compensation expense	—	—	74	—	—	74
Foreign currency translation adjustment	—	—	—	1,959	—	1,959
Net Income	—	—	—	—	1,618	1,618
Balance at June 30, 2016	21,846	$2	$10,979	$3,639	$(58,180)	$(43,560)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,618	$(1,590)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	78	97
Gain on change in fair value of derivatives	(3)	—
Share-based compensation	74	—
Deferred income taxes	(1)	1
Changes in operating assets and liabilities:
Restricted cash	(721)	(124)
Deferred course expenses	(161)	(36)
Prepaid expenses and other receivable	(447)	(317)
Inventory	180	(34)
Other assets	(3)	(13)
Accounts payable-trade	2,153	592
Royalties payable	103	104
Accrued course expenses	390	770
Accrued salaries, wages and benefits	(618)	309
Other accrued expenses	(1,124)	1,339
Deferred revenue	(2,089)	1,101
Net cash provided by (used in) operating activities	(571)	2,199
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(37)	(59)
Net cash used in investing activities	(37)	(59)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(5)	(5)
Proceeds from private offering of securities	—	459
Net cash provided by (used in) financing activities	(5)	454
Effect of exchange rate differences on cash	703	(430)
Net increase in cash and cash equivalents	90	2,164
Cash and cash equivalents, beginning of period	$4,881	$2,932
Cash and cash equivalents, end of period	$4,971	$5,096

Supplemental disclosures:
Cash paid during the period for interest	$5	$4
Cash paid during the period for income taxes, net of refunds received	$34	$34
Derivative liability from issuance of warrants	$—	$164

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

In January 2016, the FASB issued ASU No 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, Financial Instruments – Overall (Subtopic 825-10). The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report changes in the fair value of their own liabilities in other comprehensive income (loss) instead of earnings, and this is the only provision of the update for which the FASB is permitting early adoption. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements.

Note 3 - Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expenses were $37.0 thousand and $74.0 thousand for the three and six months ended June 30, 2016, respectively. There was no share-based compensation expense recorded in the three and six months ended June 30, 2015. See Note 6 - Share-Based Compensation, in the Notes to Consolidated Financial Statements for the year ended December 31, 2015, included in our 2015 Annual Report for further discussion.

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average unvested restricted stock awards outstanding were 885,486 for the three and six months ended June 30, 2016. We had no unvested restricted stock awards outstanding for the three and six months ended June 30, 2015.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$1,025	21,846		$(979)	20,193
Amounts allocated to unvested restricted shares	(42)	(885)		—	—
Amounts available to common stockholders	$983	20,961	$0.05	$(979)	20,193	$(0.05)
Diluted:
Amounts allocated to unvested restricted shares	42	—		—	—
Non participating share units		885			—
Amounts reallocated to unvested restricted shares	(43)	—		—	—
Amounts available to stockholders and assumed conversions	$982	21,846	$0.04	$(979)	20,193	$(0.05)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$1,618	21,846		$(1,590)	20,096
Amounts allocated to unvested restricted shares	(66)	(885)		—	—
Amounts available to common stockholders	$1,552	20,961	$0.08	$(1,590)	20,096	$(0.08)
Diluted:
Amounts allocated to unvested restricted shares	66	—		—	—
Non participating share units		885			—
Amounts reallocated to unvested restricted shares	(68)	—		—	—
Amounts available to stockholders and assumed conversions	$1,550	21,846	$0.07	$(1,590)	20,096	$(0.08)

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2016 and December 31, 2015:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016	Warrant derivative liabilities	$24,443	$-	$-	$24,443
As of December 31, 2015	Warrant derivative liabilities	$27,266	$-	$-	$27,266

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

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	June 30, 2016	December 31, 2015
Market value of stock on measurement date	$0.55	$0.26	$0.25
Risk-free interest rate	1.12%	0.71%	1.31%
Dividend yield	0%	0%	0%
Volatility factor	55%	64.3%	61.0%
Term	3 years	2.0 years	2.5 years

As of June 30, 2016 and December 31, 2015, the fair value of the total warrants' derivative liability is $24,443 and $27,266, respectively, and recorded in other accrued expenses in the Condensed Consolidated Balance Sheets. We recognized a loss on the derivative liability of $2,363 for the three months ended June 30, 2016 and a gain on the derivative liability of $2,823 for the six months ended June 30, 2016, which is recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the derivative liability included in other accrued expenses in the Condensed Consolidated Balance Sheets.:

Balance at December 31, 2015	$27,266
Gain on change of fair value	(2,823)
Balance at June 30, 2016	$24,443

The following table summarizes information about warrants outstanding as of June 30, 2016:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.75
Remaining life (in years)	2.0

Note 7 - Income Taxes

Income tax expense was $9.0 thousand and $10.0 thousand for the three months ended June 30, 2016 and 2015, respectively, and $19.0 thousand and $21.0 thousand for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 0.9% and (1.0%) for the three months ended June 30, 2016 and 2015, respectively, and 1.2% and (1.3%) for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2016 and December 31, 2015, a valuation allowance of $6.1 million and $7.2 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $1.1 million for the six months ended June 30, 2016, and there was no material change in our valuation allowance for the six months ended June 30, 2015.

As of June 30, 2016 and December 31, 2015, we had total unrecognized tax benefits of $1.7 million, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.1 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the six months ended June 30, 2016 and 2015, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

Note 8 - Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. Cash balances as of June 30, 2016 and December 31, 2015, including foreign subsidiaries, without FDIC coverage were $3.0 million and $3.8 million, respectively.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 75.5% and 77.0% for the three months ended June 30, 2016 and 2015, respectively, and 74.7% and 80.6% for the six months ended June 30, 2016 and 2015, respectively. In addition, we have operations in the U.S., Canada, the United Kingdom and other foreign markets (see Note 9 — Segment Information).

Note 9 - Segment Information

We manage our business in four operating segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. As such, operating results, as reported below, are reviewed regularly by our Chief Operating Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2016	2015	2016	2015
U.S.	62.8%	64.9%	63.1%	67.9%
Canada	3.7%	8.3%	4.4%	7.6%
U.K.	19.1%	19.4%	20.6%	19.0%
Other foreign markets	14.4%	7.4%	11.9%	5.5%
Total consolidated revenue	100%	100%	100%	100%

Operating results for the segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment revenue	(In thousands)		(In thousands)
United States	$14,683	$14,687	$29,107	$30,121
Canada	861	1,890	2,016	3,358
U.K.	4,464	4,381	9,513	8,456
Other foreign markets	3,367	1,678	5,477	2,444
Total consolidated revenue	$23,375	$22,636	$46,113	$44,379

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment gross profit contribution *	(In thousands)		(In thousands)
United States	$3,419	$2,975	$7,125	$7,557
Canada	(156)	635	39	924
U.K.	534	402	2,013	686
Other foreign markets	602	(869)	66	(2,173)
Total consolidated gross profit	$4,399	$3,143	$9,243	$6,994

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation and amortization expenses	(In thousands)		(In thousands)
United States	$33	$39	$66	$82
Canada	1	1	2	2
U.K.	5	6	10	13
Other foreign markets	—	—	—	—
Total consolidated depreciation and amortization expenses	$39	$46	$78	$97

	June 30,	December 31,
	2016	2015
Segment identifiable assets	(In thousands)
United States	$11,765	$13,537
Canada	1,057	846
U.K.	4,822	4,672
Other foreign markets	4,289	2,070
Total consolidated identifiable assets	$21,933	$21,125

Note 10 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler, and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $1.1 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively, and $2.1 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at June 30, 2016 and December 31, 2015, were $3.6 million and $2.9 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At June 30, 2016 and December 31, 2015, we did not have a CDAR balance.

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

Note 11 - Subsequent Event

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2016.

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

Our students pay for their courses in full up-front or through payment agreements with independent third parties, and under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program and pays their fee. Over time, we have taken steps to shorten many of our course contracts from two-year contracts to one-year contracts, which is expected to accelerate revenue recognition as services are delivered faster and/or contract terms expire sooner. We also continue to expand our innovative symposium-style course delivery model into other markets. Our symposiums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our student's experience, particularly, for example, through the opportunity to network with other students.

We also provide a richer experience for our students through one-on-one mentoring (two to four days in length, on site or remotely) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert visiting the student in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014. Today we are a global company with approximately 200 employees that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

We manage our business in four segments based on geographic location. These segments include our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all other international markets. In 2014, we expanded our footprint to include Africa, Europe, and Asia, holding events in 21 countries. As we have established traction in these markets, we have moved forward on opening offices in South Africa and Hong Kong during the first six months of 2015. Overall, we added an additional five new countries to our footprint in 2015 for a total global reach of 26 countries. We intend to continue to focus on diversifying our sales internationally.

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer 10 brands, which include:

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of the best-selling personal finance book of all time, Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad® Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors that can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Brick Buy Brick™: Initially launched in the UK, Brick Buy Brick is now also available in the U.S. Canada and the other international markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

●	The Independent Woman™: Developed by women for women, based on the teachings and principles of Kim Kiyosaki, investor, entrepreneur, and bestselling author of Rich Woman and It's Rising Time, The Independent Women program imparts the principles and strategies essential for potential financial independence.

●	Trade Up Investor Education™: Built on the belief that a successful investor is an educated investor and developed in partnership with Investor's Business Daily®, a leading financial news and research organization since 1984, students are offered educational training designed to help them increase their knowledge of stock and options trading.

●	Elite Business Star™: Created in partnership with entrepreneur Kevin Harrington, one of the original Sharks from the television show Shark Tank, Elite Business Star is designed to help individuals grow their business through a variety of business strategies including marketing, asset protection, and business financing.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$23,375	$22,636	$46,113	$44,379
Operating costs and expenses:
Direct course expenses	12,584	12,446	24,238	23,980
Advertising and sales expenses	5,322	5,413	10,589	10,570
Royalty expenses	1,070	1,634	2,043	2,835
General and administrative expenses	3,685	4,269	7,744	8,831
Total operating costs and expenses	22,661	23,762	44,614	46,216
Income (loss) from operations	714	(1,126)	1,499	(1,837)
Other income (expense):
Interest income (expense), net	1	(1)	(2)	(3)
Other income, net	319	158	140	271
Total other income	320	157	138	268
Income (loss) before income taxes	1,034	(969)	1,637	(1,569)
Income tax expense	(9)	(10)	(19)	(21)
Net income (loss)	$1,025	$(979)	$1,618	$(1,590)

Basic earnings (loss) per common share	$0.05	$(0.05)	$0.08	$(0.08)
Diluted earnings (loss) per common share	$0.04	$(0.05)	$0.07	$(0.08)

Basic weighted average common shares outstanding	20,961	20,193	20,961	20,096
Diluted weighted average common shares outstanding	21,846	20,193	21,846	20,096

Comprehensive income (loss):
Net income (loss)	$1,025	$(979)	$1,618	$(1,590)
Foreign currency translation adjustments	1,474	(1,144)	1,959	(116)
Total comprehensive income (loss)	$2,499	$(2,123)	$3,577	$(1,706)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	53.8	55.0	52.6	54.0
Advertising and sales expenses	22.7	23.9	22.9	23.8
Royalty expenses	4.6	7.2	4.4	6.4
General and administrative expenses	15.8	18.9	16.8	19.9
Total operating costs and expenses	96.9	105.0	96.7	104.1
Income (loss) from operations	3.1	(5.0)	3.3	(4.1)
Other income:
Other income, net	1.3	0.7	0.3	0.6
Total other income	1.3	0.7	0.3	0.6
Income (loss) before income taxes	4.4	(4.3)	3.6	(3.5)
Income tax expense	—	—	(0.1)	(0.1)
Net income (loss)	4.4%	(4.3)%	3.5%	(3.6)%

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

Outlook

Cash sales were $44.0 million for the six months ended June 30, 2016 compared to $46.4 million for the six months ended June 30, 2015, a decrease of $2.4 million or 5.2%. We believe that cash sales remain an important metric when evaluating our operating performance as revenue recognition under U.S. GAAP occurs when our students attend their courses or the term for taking their course expires, which could be several quarters after the student purchases a program and pays their fee.

We anticipate cash sales to increase throughout 2016 and 2017, particularly as new brands gain greater traction in our more established markets, and as we expand internationally and hone our selling and marketing strategy in new markets.

OPERATING SEGMENTS

We operate in four operating segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2016	2015	2016	2015
U.S.	62.8%	64.9%	63.1%	67.9%
Canada	3.7%	8.3%	4.4%	7.6%
U.K.	19.1%	19.4%	20.6%	19.0%
Other foreign markets	14.4%	7.4%	11.9%	5.5%
Total consolidated revenue	100%	100%	100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenue	2016	2015	2016	2015
	(In thousands)		(In thousands)
United States	$14,683	$14,687	$29,107	$30,121
Canada	861	1,890	2,016	3,358
U.K.	4,464	4,381	9,513	8,456
Other foreign markets	3,367	1,678	5,477	2,444
Total consolidated revenue	$23,375	$22,636	$46,113	$44,379

United States

Over the past several years, our U.S. business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $12.8 million and $14.0 million or as a percentage of total segment revenue was 87.2% and 95.1% for the three months ended June 30, 2016 and 2015, respectively, and $25.7 million and $28.8 million or as a percentage of total segment revenue was 88.3% and 95.6% for the six months ended June 30, 2016 and 2015, respectively. The majority of this revenue pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Brick, Elite Business Star™ and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

U.S. segment revenue was $14.7 million and $14.7 million or as a percentage of total revenue was 62.8% and 64.9% for the three months ended June 30, 2016 and 2015, respectively, and $29.1 million and $30.1 million or as a percentage of total revenue was 63.1% and 67.9% for the six months ended June 30, 2016 and 2015, respectively. U.S. segment revenue was flat during the three months ended June 30, 2016 compared to the same period in 2015 as the decrease in revenue of $2.4 million or 98.1%, due to the change in our revenue recognition policy with regards to DVD fulfillment, was partially offset by increased attendance (i.e. fulfillment) of $2.2 million or 21.3%. The slight decrease during the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to the decline in recognition of revenue of $4.6 million or 94.5%, due to the change in our revenue recognition policy with regards to DVD fulfillment, partially offset by increased attendance (i.e. fulfillment) of $3.9 million or 19.1% for the six months ended June 30, 2016 compared to the same period in 2015.

Canada

Similar to the U.S. segment, our Canadian segment's revenue primarily consists of Rich Dad branded offerings. Revenue derived from the Rich Dad brands was $0.7 million and $1.7 million or as a percentage of total segment revenue was 85.5% and 88.0% for the three months ended June 30, 2016 and 2015, respectively, and $1.8 million and $3.0 million or as a percentage of total segment revenue was 87.6% and 90.1% for the six months ended June 30, 2016 and 2015, respectively. The majority of this revenue pertained to real estate-related education, with the balance pertaining to financial markets training.

The Canadian segment revenue was $0.8 million and $1.9 million or as a percentage of total revenue was 3.7% and 8.3% for the three months ended June 30, 2016 and 2015, respectively, and $2.0 million and $3.4 million or as a percentage of total revenue was 4.4% and 7.6% for the six months ended June 30, 2016 and 2015, respectively. The decrease in revenue was primarily due to the decline in recognition of revenue from expired contracts of $0.6 million or 98.7% for the three months ended June 30, 2016 and $0.8 million or 71.1% for the six months ended June 30, 2016 compared to the same periods in 2015.

U.K.

In contrast to our U.S. and Canadian segments, our U.K. segment is more diversified among several different brands. Revenue derived from the Rich Dad brands was $1.5 million and $1.8 million or as a percentage of total segment revenue was 34.0% and 40.9% for the three months ended June 30, 2016 and 2015, respectively, and $3.3 million and $3.7 million or as a percentage of total segment revenue was 34.2% and 43.8% for the six months ended June 30, 2016 and 2015, respectively. The majority of this revenue pertained to real estate-related education, with the balance pertaining to financial markets training.

The U.K. segment revenue was $4.5 million and $4.4 million or as a percentage of total revenue was 19.1% and 19.4% for the three months ended June 30, 2016 and 2015, respectively, and $9.5 million and $8.5 million or as a percentage of total revenue was 20.6% and 19.0% for the six months ended June 30, 2016 and 2015, respectively. The increase in revenue for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to increased attendance (i.e. fulfillment) of $1.0 million or 28.9%, partially offset by the decline in recognition of revenue from expired contracts of $0.6 million or 99.0% and by the decline in recognition of revenue of $0.3 million or 104.0%, due to the change in our revenue recognition policy with regards to DVD fulfillment. The increase in revenue for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to increased attendance (i.e. fulfillment) of $0.9 million or 13.2%.

Other Foreign Markets

We operate in other foreign markets, including European, Asian and African countries. Our Other Foreign Markets segment is gaining traction and has shown significant growth in revenue. Revenue derived from the Rich Dad brands was $2.6 million and $0.0 million or as a percentage of total segment revenue was 76.5% and 0.0% for the three months ended June 30, 2016 and 2015, respectively, and $3.7 million and $0.2 million or as a percentage of total segment revenue was 68.1% and 9.4% for the six months ended June 30, 2016 and 2015, respectively.

The Other Foreign Markets segment revenue was $3.4 million and $1.6 million or as a percentage of total revenue was 14.4% and 7.4% for the three months ended June 30, 2016 and 2015, respectively, and $5.5 million and $2.4 million or as a percentage of total revenue was 11.9% and 5.5% for the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to increased attendance (i.e. fulfillment) of $1.7 million or 99.8% for the three months ended June 30, 2016 compared to the same period in 2015, and $3.0 million or 121.7% for the six months ended June 30, 2016 compared to the same period in 2015.

Three Months Ended June 30, 2016 Compared to Three Months Ended June, 2015

Revenue

Revenue was $23.4 million for the three months ended June 30, 2016 compared to $22.6 million for the three months ended June 30, 2015, an increase of $0.8 million or 3.5%. The increase was due to increased attendance (i.e. fulfillment) of $4.4 million or 26.1%, partially offset by the decrease in recognition of revenue from expired contracts of $0.9 million or 31.2% and the decline in recognition of revenue of $2.7 million or 98.8%, due to the change in our revenue recognition policy with regards to DVD fulfillment. Cash sales were $22.7 million for the three months ended June 30, 2016 compared to $23.7 million for the three months ended June 30, 2015, a decrease of $1.0 million or 4.4%.

Operating Expenses

Total operating costs and expenses were $22.7 million for the three months ended June 30, 2016 compared to $23.8 million for the three months ended June 30, 2015, a decrease of $1.1 million or 4.6%. The decrease was primarily due to a $0.6 million decrease in royalty expense, a $0.6 million decrease in general and administrative expenses and a $0.1 million decrease in advertising and sales expenses, partially offset by a $0.2 million increase in direct course expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $12.6 million for the three months ended June 30, 2016 compared to $12.4 million for the three months ended June 30, 2015, an increase of $0.2 million or 1.6%, which was primarily related to our international expansion initiative.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing direct mail and radio advertising continued during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $5.3 million for the three months ended June 30, 2016 compared to $5.4 million for the three months ended June 30, 2015, a decrease of $0.1 million, or 1.9%. As a percentage of revenue, advertising and sales expenses were 22.7% and 23.9% of revenue for the three months ended June 30, 2016 and 2015, respectively, a decrease of 1.2%.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.0 million for the three months ended June 30, 2016 compared to $1.6 million for the three months ended June 30, 2015, a decrease of $0.6 million, or 37.5%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $3.7 million for the three months ended June 30, 2016 compared to $4.3 million for the three months ended June 30, 2015, a decrease of $0.6 million, or 14.0%. The decrease was primarily driven by lower compensation costs.

Income tax expense

Income tax expense was $9.0 thousand and $10.0 thousand for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 0.9% and (1.0%) for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. See Note 7 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2016 and December 31, 2015, a valuation allowance of $6.1 million and $7.2 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.6 million for the three months ended June 30, 2016, and increased our valuation allowance by $0.4 million for the three months ended June 30, 2015.

Net income (loss)

Net income was $1.0 million or $0.05 per basic and $0.04 per diluted common share for the three months ended June 30, 2016, compared to a net loss of ($1.0) million or ($0.05) per basic and diluted common share for the three months ended June 30, 2015, an increase in net income of $2.0 million or $0.10 per basic and $0.9 per diluted common share. Net income for the three months ended June 30, 2016 was positively impacted by the increase in revenue primarily due to increased attendance (i.e. fulfillment) of $4.4 million or 26.1% and decreases in operating costs and expenses of $1.1 million or 4.6%, primarily due to decreases in royalty expenses and general and administrative expenses.

Six Months Ended June 30, 2016 Compared to Six Months Ended June, 2015

Revenue

Revenue was $46.1 million for the six months ended June 30, 2016 compared to $44.4 million for the six months ended June 30, 2015, an increase of $1.7 million or 3.8%. The increase was due to increased attendance (i.e. fulfillment) of $7.5 million or 23.3%, partially offset by the decline in recognition of revenue of $5.2 million or 93.6%, due to the change in our revenue recognition policy with regards to DVD fulfillment and the decrease in recognition of revenue from expired contracts of $0.6 million or 9.1%. Cash sales were $44.0 million for the six months ended June 30, 2016 compared to $46.4 million for the six months ended June 30, 2015, a decrease of $2.4 million or 5.2%.

Operating Expenses

Total operating costs and expenses were $44.6 million for the six months ended June 30, 2016 compared to $46.2 million for the six months ended June 30, 2015, a decrease of $1.6 million or 3.5%. The decrease was due to a $1.1 million decrease in general and administrative expenses and a $0.7 million decrease in royalty expense, partially offset by a $0.2 million increase in direct course expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $24.2 million for the six months ended June 30, 2016 compared to $24.0 million for the six months ended June 30, 2015, an increase of $0.2 million or 0.8%, which was primarily related to our international expansion initiative.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing direct mail and radio advertising continued during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were flat year over year and represented 22.9% and 23.8% for the six months ended June 30, 2016 and 2015, respectively, a decrease of 0.9%.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $2.1 million for the six months ended June 30, 2016 compared to $2.8 million for the six months ended June 30, 2015, a decrease of $0.7 million, or 25.0%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $7.7 million for the six months ended June 30, 2016 compared to $8.8 million for the six months ended June 30, 2015, a decrease of $1.1 million, or 12.5%. The decrease was primarily driven by lower compensation costs.

Income tax expense

Income tax expense was $19.0 thousand and $21.0 thousand for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 1.2% and (1.3%) for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. See Note 7 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2016 and December 31, 2015, a valuation allowance of $6.1 million and $7.2 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $1.1 million for the six months ended June 30, 2016, and there was no material change in our valuation allowance for the six months ended June 30, 2015.

Net income (loss)

Net income was $1.6 million or $0.08 per basic and $0.07 per diluted common share for the six months ended June 30, 2016, compared to a net loss of ($1.6) million or ($0.08) per basic and diluted common share for the six months ended June 30, 2015, an increase in net income of $3.2 million or $0.16 per basic and $0.15 per diluted common share. Net income for the six months ended June 30, 2016 was positively impacted by the increase in revenue primarily due to increased attendance (i.e. fulfillment) of $7.5 million or 23.3% and decreases in operating costs and expenses primarily due to decreases in royalty expenses and general and administrative expenses.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

In general, we believe we will experience increased demand for our products and services as global economic conditions continue to slowly improve since the economic recession that began in 2008. We believe that our products and services appeal to those who seek increased financial freedom. If we experience a prolonged decline in demand for our products and services, it could have a material adverse effect on our future operating results.

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

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	(571)	2,199
Net cash used in investing activities	(37)	(59)
Net cash provided by (used in) financing activities	(5)	454
Effect of foreign currency exchange rates	703	(430)
Net increase in cash and cash equivalents	90	2,164

Operating Cash Flows and Liquidity

Net cash used in operating activities was $0.6 million in the six months ended June 30, 2016 compared to net cash provided by operating activities of $2.2 million in the six months ended June 30, 2015, representing a period-over-period decrease of $2.8 million. This decrease was primarily the result of a decrease in current liabilities for deferred revenue in 2016 as a result of increased revenue recognition related to the previously-mentioned increase in fulfillment.

Investing Cash Flows

Net cash used in investing activities totaled $37.0 thousand in the six months ended June 30, 2016 and $59.0 thousand in the six months ended June 30, 2015, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2016 and December 31, 2015 was 100.0% equity.

Net cash used in financing activities totaled $5.0 thousand in the six months ended June 30, 2016, compared to net cash provided by financing activities of $454.0 thousand in the six months ended June 30, 2015, representing a period-over-period decrease in cash from financing activities of $459.0 thousand, primarily due to $459.0 thousand of net proceeds we received from a private offering of securities in the six months ended June 30, 2015.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of June 30, 2016 and December 31, 2015, our consolidated current deferred revenue was $56.3 million and $60.7 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of June 30, 2016, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 10 Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A. Risk Factors.

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There was no repurchases of the Company's equity securities during the six months ended June 30, 2016.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2016 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: August 15, 2016	By:	/s/ ANTHONY C. HUMPAGE
Anthony C. Humpage Chief Executive Officer and Director

Dated: August 15, 2016	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Chief Financial Officer

