Form 10-Q
period 2016-09-30
Legacy Education Alliance, Inc.
filed 2016-11-14
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of November 10, 2016: 22,630,927.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the introduction of additional brands into the U.S. market (e.g., The Independent Woman, Women in Wealth, Brick Buy Brick, and Elite Business Star™ ) which are expected to grow and diversify our U.S. revenue; the development of online courses which are expected to add revenue growth; projections of strong international growth; expected cost savings from symposium fulfillment experience that should lead to increased margins; shortening of course package contracts that should accelerate revenue recognition; and the estimates and matters described under the caption “Item 2. Management's Discussion and Analysis-Results of Operations-Recent Developments” and “Item 2. Management's Discussion and Analysis-Results of Operations-Outlook”. Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,669	$4,881
Restricted cash	3,373	2,946
Deferred course expenses	9,075	9,211
Prepaid expenses and other current assets	3,414	2,169
Inventory	421	492
Total current assets	19,952	19,699
Property and equipment, net	1,151	1,226
Other assets	241	200
Total assets	$21,344	$21,125
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,672	$2,451
Royalties payable	252	163
Accrued course expenses	1,636	1,226
Accrued salaries, wages and benefits	1,063	1,258
Other accrued expenses	1,972	2,372
Long-term debt, current portion	11	10
Deferred revenue, current portion	54,104	60,698
Total current liabilities	62,710	68,178
Long-term debt, net of current portion	34	42
Deferred revenue, net of current portion	323	71
Other liabilities	45	45
Total liabilities	63,112	68,336
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 22,630,927 and 21,845,927 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	11,022	10,905
Cumulative foreign currency translation adjustment	4,220	1,680
Accumulated deficit	(57,012)	(59,798)
Total stockholders’ deficit	(41,768)	(47,211)
Total liabilities and stockholders’ deficit	$21,344	$21,125

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$22,469	$22,488	$68,582	$66,867
Operating costs and expenses:
Direct course expenses	12,268	13,032	36,506	37,012
Advertising and sales expenses	4,618	5,319	15,207	15,889
Royalty expenses	1,208	1,268	3,251	4,103
General and administrative expenses	3,595	4,070	11,339	12,901
Total operating costs and expenses	21,689	23,689	66,303	69,905
Income (loss) from operations	780	(1,201)	2,279	(3,038)
Other income (expense):
Interest income (expense), net	(1)	(1)	(3)	(5)
Other income, net	397	243	537	515
Total other income	396	242	534	510
Income (loss) before income taxes	1,176	(959)	2,813	(2,528)
Income tax expense	(8)	(8)	(27)	(29)
Net income (loss)	$1,168	$(967)	$2,786	$(2,557)

Basic earnings (loss) per common share	$0.05	$(0.04)	$0.13	$(0.12)
Diluted earnings (loss) per common share	$0.05	$(0.04)	$0.12	$(0.12)

Basic weighted average common shares outstanding	21,184	21,407	21,035	20,938
Diluted weighted average common shares outstanding	22,204	21,407	21,966	20,938

Comprehensive income (loss):
Net income (loss)	$1,168	$(967)	$2,786	$(2,557)
Foreign currency translation adjustments	581	811	2,540	695
Total comprehensive income (loss)	$1,749	$(156)	$5,326	$(1,862)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

				Cumulative
				foreign
			Additional	currency		Total
	Common stock		paid-in	translation	Accumulated	stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2015	21,846	2	10,905	1,680	(59,798)	(47,211)
Issuance of common stock for services	785	—	—	—	—	—
Share-based compensation expense	—	—	117	—	—	117
Foreign currency translation adjustment	—	—	—	2,540	—	2,540
Net Income	—	—	—	—	2,786	2,786
Balance at September 30, 2016	22,631	$2	$11,022	$4,220	$(57,012)	$(41,768)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,786	$(2,557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	112	133
Gain on change in fair value of derivatives	(5)	(127)
Share-based compensation	117	23
Deferred income taxes	—	2
Changes in operating assets and liabilities:
Restricted cash	(513)	(299)
Deferred course expenses	(281)	(119)
Prepaid expenses and other receivable	(1,313)	(733)
Inventory	53	(19)
Other assets	(4)	(19)
Accounts payable-trade	1,456	1,264
Royalties payable	88	111
Accrued course expenses	509	1,022
Accrued salaries, wages and benefits	(180)	766
Other accrued expenses	(1,442)	1,306
Deferred revenue	(3,389)	2,771
Net cash provided by (used in) operating activities	(2,006)	3,525
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(40)	(83)
Net cash used in investing activities	(40)	(83)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(7)	(7)
Proceeds from private offering of securities	—	459
Net cash provided by (used in) financing activities	(7)	452
Effect of exchange rate differences on cash	841	(1,024)
Net increase (decrease) in cash and cash equivalents	(1,212)	2,870
Cash and cash equivalents, beginning of period	$4,881	$2,932
Cash and cash equivalents, end of period	$3,669	$5,802

Supplemental disclosures:
Cash paid during the period for interest	$6	$5
Cash paid during the period for income taxes, net of refunds received	$32	$34
Derivative liability from issuance of warrants	$-	$164

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description. We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts, The Independent Woman, Women in Wealth, Brick Buy Brick and Elite Business Star. Our products and services are offered in the United States, Canada, the United Kingdom, and other international markets.

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

During the three months ended September 30, 2016 pursuant to the 2015 Incentive Plan we awarded 695,000 shares of restricted stock to our employees, which are subject to a three-year cliff vesting and 90,000 shares of restricted stock to members of the board of directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.21 for a total grant date fair value of $164.9 thousand.

Share-based compensation expenses related to the above restricted stock grant and prior years’ restricted stock grants were $43.0 thousand and $22.7 thousand for the three months ended September 30, 2016 and 2015, respectively, and $117.0 thousand and $22.7 thousand for the nine months ended September 30, 2016 and 2015, respectively, which are reported as a separate line item in the condensed consolidated statement of changes in stockholders’ deficit.

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average unvested restricted stock awards outstanding were 1,020,068 and 658,048 for the three months ended September 30, 2016 and 2015, respectively, and 930,674 and 221,760 for the nine months ended September 30, 2016 and 2015, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$1,168	22,204		$(967)	21,407
Amounts allocated to unvested restricted shares	(53)	(1,020)		—	—
Amounts available to common stockholders	$1,115	21,184	$0.05	$(967)	21,407	$(0.04)
Diluted:
Amounts allocated to unvested restricted shares	53	—		—	—
Non participating share units		1,020			—
Amounts reallocated to unvested restricted shares	(55)	—		—	—
Amounts available to stockholders and assumed conversions	$1,113	22,204	$0.05	$(967)	21,407	$(0.04)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$2,786	21,966		$(2,557)	20,938
Amounts allocated to unvested restricted shares	(115)	(931)		—	—
Amounts available to common stockholders	$2,671	21,035	$0.13	$(2,557)	20,938	$(0.12)
Diluted:
Amounts allocated to unvested restricted shares	115	—		—	—
Non participating share units		931			—
Amounts reallocated to unvested restricted shares	(120)	—		—	—
Amounts available to stockholders and assumed conversions	$2,666	21,966	$0.12	$(2,557)	20,938	$(0.12)

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2016 and December 31, 2015:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2016	Warrant derivative liabilities	$22,310	$-	$-	$22,310
As of December 31, 2015	Warrant derivative liabilities	$27,266	$-	$-	$27,266

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, accounts payable, deferred course expenses, accrued expenses, deferred revenue, and debt. U.S. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management believes the carrying value of the other financial instruments recognized on the condensed consolidated balance sheet date, including receivables, payables and accrued liabilities approximate their fair value.

Note 6 - Derivative Liability

In June 2015, we granted warrants to purchase 959,924 shares of the Company’s common stock through a private offering of units (“Units”). Each Unit included one share of Common Stock, par value $0.0001 per share, and a three-year Warrant to purchase one share of Common Stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend. The initial exercise price of the Warrant of $0.75 per share shall be reduced to $0.55 per share if a registration statement is not filed within 60 days after the date of issue or not declared effective within 270 days after the date of issue, and, if the Company does not continue to be a reporting company under the Securities Exchange Act of 1934 during the two-year period after closing, the exercise price will be reduced to $0.01 per share. The exercise price of the Warrant of $0.55 per share has been triggered. Each Unit includes limited registration rights for the investors for the shares of Common Stock and the shares of Common Stock that would be issued upon the exercise of a Warrant ("Underlying Shares") when and if we register our shares of Common Stock in a different offering, subject to certain excluded registered offerings. The Company has also issued to the placement agent warrants to purchase our shares of Common Stock equal to 10% of the total shares sold in the offering, or 95,992 shares.

Because these warrants have full reset adjustments that would preclude the instrument from being considered as index to the Company’s stock, it is subject to derivative liability treatment under ASC 815-40-15, which requires as of the date the warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	September 30, 2016	December 31, 2015
Market value of stock on measurement date	$0.55	$0.25	$0.25
Risk-free interest rate	1.12%	0.77%	1.31%
Dividend yield	0%	0%	0%
Volatility factor	55%	69.1%	61.0%
Term	3 years	1.75 years	2.5 years

As of September 30, 2016 and December 31, 2015, the fair value of the total warrants' derivative liability is $22,310 and $27,266, respectively, and recorded in other accrued expenses in the Condensed Consolidated Balance Sheets. We recognized a gain on the derivative liability of $2,133 and $126,575 for the three months ended September 30, 2016 and 2015, respectively, and $4,956 and $126,575 for the nine months ended September 30, 2016 and 2015, respectively, which is recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the derivative liability included in other accrued expenses in the Condensed Consolidated Balance Sheets:

Balance at December 31, 2015	$27,266
Gain on change of fair value	(4,956)
Balance at September 30, 2016	$22,310

The following table summarizes information about warrants outstanding as of September 30, 2016:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.55
Remaining life (in years)	1.75

Note 7 - Income Taxes

Income tax expense was $8.0 thousand and $8.0 thousand for the three months ended September 30, 2016 and 2015, respectively, and $27.0 thousand and $29.0 thousand for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 0.7% and (0.8%) for the three months ended September 30, 2016 and 2015, respectively, and 1.0% and (1.1%) for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2016 and December 31, 2015, a valuation allowance of $6.1 million and $7.2 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance decreased by $1.1 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, we had total unrecognized tax benefits of $1.7 million, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.1 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the nine months ended September 30, 2016 and 2015, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

Note 8 - Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. Cash balances as of September 30, 2016 and December 31, 2015, including foreign subsidiaries, without FDIC coverage were $2.1 million and $3.8 million, respectively.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 74.4% and 76.0% for the three months ended September 30, 2016 and 2015, respectively, and 74.6% and 79.0% for the nine months ended September 30, 2016 and 2015, respectively. In addition, we have operations in the U.S., Canada, the United Kingdom and other foreign markets (see Note 9 — Segment Information).

Note 9 - Segment Information

We manage our business in four operating segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. As such, operating results, as reported below, are reviewed regularly by our Chief Operating Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of total revenue	2016	2015	2016	2015
U.S.	61.6%	64.0%	62.6%	66.6%
Canada	3.9%	6.0%	4.2%	7.0%
U.K.	20.0%	22.2%	20.4%	20.1%
Other foreign markets	14.5%	7.8%	12.8%	6.3%
Total consolidated revenue	100%	100%	100%	100%

Operating results for the segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment revenue	(In thousands)		(In thousands)
United States	$13,837	$14,400	$42,944	$44,521
Canada	884	1,340	2,900	4,698
U.K.	4,494	4,983	14,007	13,439
Other foreign markets	3,254	1,765	8,731	4,209
Total consolidated revenue	$22,469	$22,488	$68,582	$66,867

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment gross profit contribution *	(In thousands)		(In thousands)
United States	$3,882	$3,038	$11,007	$10,594
Canada	93	220	132	1,144
U.K.	761	754	2,774	1,441
Other foreign markets	(361)	(1,143)	(295)	(3,316)
Total consolidated gross profit	$4,375	$2,869	$13,618	$9,863

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation and amortization expenses	(In thousands)		(In thousands)
United States	$28	$37	$94	$119
Canada	1	1	3	3
U.K.	5	7	15	11
Other foreign markets	—	—	—	—
Total consolidated depreciation and amortization expenses	$34	$45	$112	$133

	September 30,	December 31,
	2016	2015
Segment identifiable assets	(In thousands)
United States	$11,378	$13,537
Canada	939	846
U.K.	4,735	4,672
Other foreign markets	4,292	2,070
Total consolidated identifiable assets	$21,344	$21,125

Note 10 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler, Martin Roberts, and Elite Business Star. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $1.2 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $3.3 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at September 30, 2016 and December 31, 2015, were $3.3 million and $2.9 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At September 30, 2016 and December 31, 2015, we did not have a CDAR balance.

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

Note 11 - Subsequent Event

On October 11, 2016, our majority shareholder, Tigrent Inc. announced its plans to distribute substantially all of its holdings in Legacy to Tigrent shareholders. Approximately 16 million shares of our common stock will be distributed thereby increasing our public float significantly.

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no other events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2016.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts, The Independent Woman, Women in Wealth, Brick Buy Brick, and Elite Business Star. Our products and services are offered in the United States, Canada, the United Kingdom, and other international markets.

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

We manage our business in four segments based on geographic location. These segments include our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. In 2014, we expanded our footprint to include Africa, Europe, and Asia, holding events in 21 countries. As we have established traction in these markets, we have moved forward on opening offices in South Africa and Hong Kong during the first six months of 2015. Overall, we added an additional five new countries to our footprint in 2015 for a total global reach of 26 countries. We intend to continue to focus on diversifying our sales internationally.

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

Recent Developments

On October 11, 2016, our majority shareholder, Tigrent Inc. announced its plans to distribute substantially all of its holdings in Legacy to Tigrent shareholders. Approximately 16 million shares of our common stock will be distributed thereby increasing our public float significantly.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue	$22,469	$22,488	$68,582	$66,867
Operating costs and expenses:
Direct course expenses	12,268	13,032	36,506	37,012
Advertising and sales expenses	4,618	5,319	15,207	15,889
Royalty expenses	1,208	1,268	3,251	4,103
General and administrative expenses	3,595	4,070	11,339	12,901
Total operating costs and expenses	21,689	23,689	66,303	69,905
Income (loss) from operations	780	(1,201)	2,279	(3,038)
Other income (expense):
Interest income (expense), net	(1)	(1)	(3)	(5)
Other income, net	397	243	537	515
Total other income	396	242	534	510
Income (loss) before income taxes	1,176	(959)	2,813	(2,528)
Income tax expense	(8)	(8)	(27)	(29)
Net income (loss)	$1,168	$(967)	$2,786	$(2,557)

Basic earnings (loss) per common share	$0.05	$(0.04)	$0.13	$(0.12)
Diluted earnings (loss) per common share	$0.05	$(0.04)	$0.12	$(0.12)

Basic weighted average common shares outstanding	21,184	21,407	21,035	20,938
Diluted weighted average common shares outstanding	22,204	21,407	21,966	20,938

Comprehensive income (loss):
Net income (loss)	$1,168	$(967)	$2,786	$(2,557)
Foreign currency translation adjustments	581	811	2,540	695
Total comprehensive income (loss)	$1,749	$(156)	$5,326	$(1,862)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	54.6	58.0	53.2	55.4
Advertising and sales expenses	20.5	23.7	22.2	23.8
Royalty expenses	5.4	5.6	4.7	6.1
General and administrative expenses	16.0	18.1	16.6	19.3
Total operating costs and expenses	96.5	105.4	96.7	104.6
Income (loss) from operations	3.5	(5.4)	3.3	(4.6)
Other income
Other income, net	1.7	1.1	0.8	0.8
Total other income	1.7	1.1	0.8	0.8
Income (loss) before income taxes	5.2	(4.3)	4.1	(3.8)
Income tax expense	—	—	—	—
Net income (loss)	5.2%	(4.3)%	4.1%	(3.8)%

Outlook

Cash sales were $65.5 million for the nine months ended September 30, 2016 compared to $70.6 million for the nine months ended September 30, 2015, a decrease of $5.1 million or 7.2%. The decrease was driven primarily by a $8.0 million decrease in our U.S. segment related to the effects of a sluggish U.S. economy, which was partially offset by $5.4 million increase in our International segment. We believe that cash sales remain an important metric when evaluating our operating performance as revenue recognition under U.S. GAAP occurs when our students attend their courses or the term for taking their course expires, which could be several quarters after the student purchases a program and pays their fee.

We anticipate cash sales to increase throughout 2017, particularly as new brands gain greater traction in our more established markets, and as we expand internationally and hone our selling and marketing strategy in new markets.

OPERATING SEGMENTS

We operate in four operating segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of total revenue	2016	2015	2016	2015
U.S.	61.6%	64.0%	62.6%	66.6%
Canada	3.9%	6.0%	4.2%	7.0%
U.K.	20.0%	22.2%	20.4%	20.1%
Other foreign markets	14.5%	7.8%	12.8%	6.3%
Total consolidated revenue	100%	100%	100%	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment revenue	(In thousands)		(In thousands)
United States	$13,837	$14,400	$42,944	$44,521
Canada	884	1,340	2,900	4,698
U.K.	4,494	4,983	14,007	13,439
Other foreign markets	3,254	1,765	8,731	4,209
Total consolidated revenue	$22,469	$22,488	$68,582	$66,867

United States

Over the past several years, our U.S. business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $12.1 million and $13.5 million or as a percentage of total segment revenue was 87.5% and 93.8% for the three months ended September 30, 2016 and 2015, respectively, and $37.8 million and $42.3 million or as a percentage of total segment revenue was 88.1% and 95.0% for the nine months ended September 30, 2016 and 2015, respectively. The majority of this revenue pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Brick, Elite Business Star™ and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

The U.S. segment revenue was $13.8 million and $14.4 million or as a percentage of total revenue was 61.6% and 64.0% for the three months ended September 30, 2016 and 2015, respectively, and $43.0 million and $44.5 million or as a percentage of total revenue was 62.6% and 66.6% for the nine months ended September 30, 2016 and 2015, respectively. The slight decrease in revenue during the three months ended September 30, 2016 compared to the same period in 2015, was primarily due to the decrease in revenue of $1.3 million or 100.0%, as a result of the change in our revenue recognition policy with regards to DVD fulfillment, which was partially offset by increase in recognition of revenue from expired contracts of $0.7 million or 41.4%. The decrease in revenue of $1.5 million or 3.4% during the nine months ended September 30, 2016 compared to the same period in 2015, was primarily due to the $5.9 million or 95.7% decline in revenue, as a result of the change in our revenue recognition policy with regards to DVD fulfillment, partially offset by increased attendance (i.e. fulfillment) of $3.9 million or 12.3% and increase in recognition of revenue from expired contracts of $0.4 million or 6.4%.

Canada

Similar to the U.S. segment, our Canadian segment's revenue primarily consists of Rich Dad branded offerings. Revenue derived from the Rich Dad brands was $0.8 million and $1.3 million or as a percentage of total segment revenue was 87.9% and 95.3% for the three months ended September 30, 2016 and 2015, respectively, and $2.5 million and $4.3 million or as a percentage of total segment revenue was 87.7% and 91.6% for the nine months ended September 30, 2016 and 2015, respectively. The majority of this revenue pertained to real estate-related education, with the balance pertaining to financial markets training.

The Canadian segment revenue was $0.9 million and $1.3 million or as a percentage of total revenue was 3.9% and 6.0% for the three months ended September 30, 2016 and 2015, respectively, and $2.9 million and $4.7 million or as a percentage of total revenue was 4.2% and 7.0% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in revenue during the three months ended September 30, 2016 compared to the same period in 2015, was primarily due to the decline in recognition of revenue from expired contracts of $0.3 million or 61.4%. The decrease in revenue of $1.8 million or 38.3% during the nine months ended September 30, 2016 compared to the same period in 2015, was primarily due to the decline in recognition of revenue from expired contracts of $1.2 million or 70.2% and due to the $0.5 million or 88.2% decline in revenue, as a result of the change in our revenue recognition policy with regards to DVD fulfillment.

U.K.

In contrast to our U.S. and Canadian segments, our U.K. segment is more diversified among several different brands. Revenue derived from the Rich Dad brands was $1.3 million and $2.1 million or as a percentage of total segment revenue was 29.0% and 41.9% for the three months ended September 30, 2016 and 2015, respectively, and $4.6 million and $5.8 million or as a percentage of total segment revenue was 32.6% and 43.1% for the nine months ended September 30, 2016 and 2015, respectively. The majority of this revenue pertained to real estate-related education, with the balance pertaining to financial markets training.

The U.K. segment revenue was $4.5 million and $5.0 million or as a percentage of total revenue was 20.0% and 22.2% for the three months ended September 30, 2016 and 2015, respectively, and $14.0 million and $13.5 million or as a percentage of total revenue was 20.4% and 20.1% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in revenue for the three months ended September 30, 2016 compared to the same period in 2015, was primarily due to decreased attendance (i.e. fulfillment) of $0.6 million or 15.4%, partially offset by the increase in recognition of revenue from expired contracts of $0.1 million or 19.7%. The increase in revenue for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to increase in recognition of revenue from expired contracts of $1.4 million or 85.0%, partially offset by decreased attendance (i.e. fulfillment) of $0.9 million or 7.7%.

 Other Foreign Markets

We operate in other foreign markets, including European, Asian and African countries. Our Other Foreign Markets segment is gaining traction and has shown significant growth in revenue. Revenue derived from the Rich Dad brands was $2.5 million and $0.2 million or as a percentage of total segment revenue was 77.7% and 12.8% for the three months ended September 30, 2016 and 2015, respectively, and $6.3 million and $0.4 million or as a percentage of total segment revenue was 71.7% and 10.8% for the nine months ended September 30, 2016 and 2015, respectively.

The Other Foreign Markets segment revenue was $3.3 million and $1.8 million or as a percentage of total revenue was 14.5% and 7.8% for the three months ended September 30, 2016 and 2015, respectively, and $8.7 million and $4.2 million or as a percentage of total revenue was 12.8% and 6.3% for the nine months ended September 30, 2016 and 2015, respectively. The increase in revenue of $1.5 million or 83.3% during the three months ended September 30, 2016 compared to the same period in 2015, was primarily due to increased attendance (i.e. fulfillment) of $0.8 million or 46.8% and increase in recognition of revenue from expired contracts of $0.7 million or 100.0%. The increase in revenue of $4.5 million or 107.1% during the nine months ended September 30, 2016 compared to the same period in 2015, was primarily due to increased attendance (i.e. fulfillment) of $3.8 million or 90.2% and increase in recognition of revenue from expired contracts of $0.7 million or 100.0%.

Three Months Ended September 30, 2016 Compared to Three Months Ended September, 2015

Revenue

Revenue was $22.5 million for the three months ended September 30, 2016 compared to $22.5 million for the three months ended September 30, 2015. Revenue was flat year over year, as the increase in recognition of revenue from expired contracts of $1.2 million or 39.6% and increased attendance (i.e. fulfillment) of $0.4 million or 2.1%, was offset by the decline in recognition of revenue of $1.6 million or 100.0%, due to the change in our revenue recognition policy with regards to DVD fulfillment. Cash sales were $21.5 million for the three months ended September 30, 2016 compared to $24.2 million for the three months ended September 30, 2015, a decrease of $2.7 million or 11.2%. The decrease was driven primarily by a $4.8 million decrease in our U.S. segment related to the effects of a sluggish U.S. economy, which was partially offset by $3.3 million increase in our International segment.

Operating Expenses

Total operating costs and expenses were $21.7 million for the three months ended September 30, 2016 compared to $23.7 million for the three months ended September 30, 2015, a decrease of $2.0 million or 8.4%. The decrease was primarily due to a $0.7 million decrease in direct course expenses, a $0.7 million decrease in advertising and sales expenses, a $0.5 million decrease in general and administrative expenses and a $0.1 million decrease in royalty expense.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $12.3 million for the three months ended September 30, 2016 compared to $13.0 million for the three months ended September 30, 2015, a decrease of $0.7 million or 5.4%, which was primarily related to a decrease in the sales commissions due to a decline in cash sales.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing direct mail and radio advertising continued during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $4.6 million for the three months ended September 30, 2016 compared to $5.3 million for the three months ended September 30, 2015, a decrease of $0.7 million, or 13.2%. As a percentage of revenue, advertising and sales expenses were 20.5% and 23.7% of revenue for the three months ended September 30, 2016 and 2015, respectively, a decrease of 3.2%.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.2 million for the three months ended September 30, 2016 compared to $1.3 million for the three months ended September 30, 2015, a decrease of $0.1 million, or 7.7%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $3.6 million for the three months ended September 30, 2016 compared to $4.1 million for the three months ended September 30, 2015, a decrease of $0.5 million, or 12.2%. The decrease was primarily driven by lower compensation costs.

Income tax expense

Income tax expense was $8.0 thousand and $8.0 thousand for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 0.7% and (0.8%) for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. See Note 7 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2016 and December 31, 2015, a valuation allowance of $6.1 million and $7.2 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. There were no significant changes in our valuation allowance during the three months ended September 30, 2016. Our valuation allowance decreased by $0.2 million for the three months ended September 30, 2015.

Net income (loss)

Net income was $1.2 million or $0.05 per basic and diluted common share for the three months ended September 30, 2016, compared to a net loss of ($1.0) million or ($0.04) per basic and diluted common share for the three months ended September 30, 2015, an increase in net income of $2.2 million or $0.09 per basic and diluted common share. Net income for the three months ended September 30, 2016 was positively impacted by the decreases in operating costs and expenses of $2.0 million or 8.4%, primarily due to decreases in direct course expenses, advertising and sales expenses and general and administrative expenses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September, 2015

Revenue

Revenue was $68.6 million for the nine months ended September 30, 2016 compared to $66.9 million for the nine months ended September 30, 2015, an increase of $1.7 million or 2.5%. The increase was due to increased attendance (i.e. fulfillment) of $6.7 million or 13.3% and the increase in recognition of revenue from expired contracts of $1.4 million or 14.7%, partially offset by the decline in recognition of revenue of $6.4 million or 95.1%, due to the change in our revenue recognition policy with regards to DVD fulfillment. Cash sales were $65.5 million for the nine months ended September 30, 2016 compared to $70.6 million for the nine months ended September 30, 2015, a decrease of $5.1 million or 7.2%. The decrease was driven primarily by a $8.0 million decrease in our U.S. segment related to the effects of a sluggish U.S. economy, which was partially offset by $5.4 million increase in our International segment.

Operating Expenses

Total operating costs and expenses were $66.3 million for the nine months ended September 30, 2016 compared to $69.9 million for the nine months ended September 30, 2015, a decrease of $3.6 million or 5.2%. The decrease was due to a $1.6 million decrease in general and administrative expenses, a $0.8 million decrease in royalty expense, a $0.7 million decrease in advertising and sales expenses, and a $0.5 million decrease in direct course expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $36.5 million for the nine months ended September 30, 2016 compared to $37.0 million for the nine months ended September 30, 2015, a decrease of $0.5 million or 1.4%, which was primarily related to a decrease in the sales commissions due to a decline in cash sales.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing direct mail and radio advertising continued during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $15.2 million for the nine months ended September 30, 2016 compared to $15.9 million for the nine months ended September 30, 2015, a decrease of $0.7 million, or 4.4%. As a percentage of revenue, advertising and sales expenses were 22.2% and 23.8% of revenue for the nine months ended September 30, 2016 and 2015, respectively, a decrease of 1.6%.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $3.3 million for the nine months ended September 30, 2016 compared to $4.1 million for the nine months ended September 30, 2015, a decrease of $0.8 million, or 19.5%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $11.3 million for the nine months ended September 30, 2016 compared to $12.9 million for the nine months ended September 30, 2015, a decrease of $1.6 million, or 12.4%. The decrease was primarily driven by lower compensation costs.

Income tax expense

Income tax expense was $27.0 thousand and $29.0 thousand for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 1.0% and (1.1%) for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. See Note 7 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2016 and December 31, 2015, a valuation allowance of $6.1 million and $7.2 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $1.1 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Net income (loss)

Net income was $2.8 million or $0.13 per basic and $0.12 per diluted common share for the nine months ended September 30, 2016, compared to a net loss of ($2.6) million or ($0.12) per basic and diluted common share for the nine months ended September 30, 2015, an increase in net income of $5.4 million or $0.25 per basic and $0.24 per diluted common share. Net income for the nine months ended September 30, 2016 was positively impacted by the increase in revenue primarily due to increased attendance (i.e. fulfillment) of $6.7 million or 13.3% and decreases in operating costs and expenses of $3.6 million or 5.2%, due to decreases in general and administrative expenses of $1.6 million, royalty expense of $0.8 million, advertising and sales expenses of $0.7 million and direct course expenses of $0.5 million.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

In general, we believe we will experience increased demand for our products and services as global economic conditions continue to slowly improve. We believe that our products and services appeal to those who seek increased financial freedom. If we experience a prolonged decline in demand for our products and services, it could have a material adverse effect on our future operating results.

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our relatively modest operating cash flows during the past two years combined, we have needed to manage our cash position to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, seasonality, and fluctuations in foreign currency exchange rates. Based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will be sufficient to fund our expected financial obligations and anticipated liquidity requirements. During 2014, in the U.S., we entered into agreements with third-party financing companies that provide our customers with financing options not previously available to them for the purchase of our products and services. This new source of funds for our customers had a positive impact on both our revenue and operating cash flows and we expect it to continue to have a positive impact on our business going forward.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	(2,006)	3,525
Net cash used in investing activities	(40)	(83)
Net cash provided by (used in) financing activities	(7)	452
Effect of foreign currency exchange rates	841	(1,024)
Net increase (decrease) in cash and cash equivalents	(1,212)	2,870

Operating Cash Flows and Liquidity

Net cash used in operating activities was $2.0 million in the nine months ended September 30, 2016 compared to net cash provided by operating activities of $3.5 million in the nine months ended September 30, 2015, representing a period-over-period decrease of $5.5 million. This decrease was primarily the result of a decrease in current liabilities for deferred revenue in 2016 as a result of increased revenue recognition related to the previously-mentioned increase in fulfillment.

Investing Cash Flows

Net cash used in investing activities totaled $40.0 thousand in the nine months ended September 30, 2016 and $83.0 thousand in the nine months ended September 30, 2015, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of September 30, 2016 and December 31, 2015 was 100.0% equity.

Net cash used in financing activities totaled $7.0 thousand in the nine months ended September 30, 2016, compared to net cash provided by financing activities of $452.0 thousand in the nine months ended September 30, 2015, representing a period-over-period decrease in cash from financing activities of $459.0 thousand, primarily due to $459.0 thousand of net proceeds we received from a private offering of securities in the nine months ended September 30, 2015.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of September 30, 2016 and December 31, 2015, our consolidated current deferred revenue was $54.1 million and $60.7 million, respectively.

Our cash and cash equivalents were, and continue to be, invested in short-term, liquid, money market funds. Restricted cash balances consisted primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors. Restricted cash balances held by credit card processors are unavailable to us unless we discontinue sale of our products or discontinue the usage of a vendor’s credit card. As sales of the products and services related to our domestic business have decreased, our credit card vendors have not returned funds held as collateral, resulting in higher restricted cash balances.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of September 30, 2016, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 10 Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A. Risk Factors.

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There was no repurchases of the Company's equity securities during the three months ended September 30, 2016.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2016 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: November 14, 2016	By:	/s/ ANTHONY C. HUMPAGE
Anthony C. Humpage Chief Executive Officer and Director

Dated: November 14, 2016	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Chief Financial Officer

