Form 10-K
period 2016-12-31
Legacy Education Alliance, Inc.
filed 2017-03-31
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $592,084 million based on the closing sale price of the registrant’s common stock as traded on the NASDQ Over the Counter Electronic Bulletin Board on such date of $0.26 per share. As of March 31, 2017, there were 22,630,927 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Legacy Education Alliance, Inc.'s proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Annual Report on Form 10-K under the headings “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the introduction of additional brands into the U.S. market (e.g., The Independent Woman, Women in Wealth, Brick Buy Brick and Elite Business Star™) which are expected to grow and diversify our U.S. revenue; the development of online courses which are expected to add revenue growth; projections of strong international growth, expected cost savings from symposium fulfillment experience that should lead to increased margins; shortening of course package contracts that should accelerate revenue recognition; and the estimates and matters described under the caption “Item 7. Management's Discussion and Analysis-Results of Operations-Outlook.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors,” and in our other filings with the Securities and Exchange Commission. There may be other factors of which we are currently unaware or that we deem immaterial that may cause our actual results to differ materially from the expectations we express in our forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate.

Forward-looking statements are based on current plans, estimates, assumptions and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events.

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

Legacy Education Alliance, Inc. (the “Company”) was incorporated on November 23, 2010 in Nevada under the name Streamline Resources, Inc. Our name was subsequently changed to Priced In Corp (“PRCD”) on April 24, 2012. Prior to the merger discussed below, we were a shell corporation with nominal operating activity.

On November 10, 2014, we entered into an Agreement and Plan of Merger dated as of such date the (“Merger Agreement”) by and among (i) PRCD, a Nevada corporation, (ii) Priced In Corp. Subsidiary, a Colorado corporation and a wholly-owned subsidiary of PRCD (“PRCD Sub”), (iii) Tigrent Inc., a Colorado corporation (“TIGE”), and (iv) Legacy Education Alliance Holdings, Inc., a Colorado corporation and a wholly-owned subsidiary of TIGE (“Legacy Holdings”). On November 10, 2014, pursuant to the Merger Agreement, PRCD Sub merged with and into Legacy Holdings (the “Merger”), with Legacy Holdings surviving the Merger and becoming our wholly owned subsidiary and we acquired the business of Legacy Holdings.

At the effective time of the Merger (the “Effective Time”):

●	PRCD amended and restated its certificate of incorporation and bylaws, which included an increase in our authorized stock to 220 million shares (200 million shares of common stock and 20 million shares of preferred stock);

●	PRCD changed its name from “Priced In Corp.” to “Legacy Education Alliance, Inc.”;

●	All of the shares of common stock, par value $0.01 per share, of Legacy Holdings outstanding at the Effective Time were converted and exchanged into 16,000,000 shares of our common stock, par value $0.0001 per share (“Common Stock”), and were held by TIGE.

As a result of the Merger, TIGE owned approximately 80% of Legacy with the then remaining outstanding shares (3,997,500) held by the existing PRCD shareholders.

There was no cash consideration exchanged in the Merger. In accordance with the terms and conditions of the Merger Agreement, PRCD agreed to pay TIGE taxes and related liabilities and other specified costs and expenses, including certain administrative and related expenses that have been or will be from time to time incurred by TIGE that are related to TIGE’s investment in PRCD (including the cost of preparing and distributing reports regarding our business and financial condition to its shareholders), its administrative costs and expenses, and taxes, other than income taxes arising from dividends or distributions by us to TIGE. All shares of PRCD common stock issued in connection with the Merger are restricted securities, as defined in paragraph (a) of Rule 144 under the Securities Act of 1933, as amended (the “ Securities Act ”). Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated there under.

The Merger was accounted for as a “reverse merger” and recapitalization since, immediately following the completion of the transaction, the holders of TIGE’s stock had effective control of PRCD. In addition, TIGE controlled the surviving entity through control of Legacy’s Board of Directors as a result of the appointment of the existing directors of TIGE to the four board seats of Legacy. Additionally, all of TIGE’s officers and senior executive positions continued on as management of the surviving entity after consummation of the Merger. For accounting purposes, Legacy Holdings was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of PRCD. Accordingly, Legacy Holdings’ assets, liabilities and results of operations became the historical financial statements of the registrant, and the Company’s assets, liabilities and results of operations were consolidated with PRCD effective as of the date of the closing of the Merger. Prior to the Merger, PRCD was a “shell” corporation with nominal assets, liabilities and operating activity. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

On February 14, 2017, TIGE completed the distribution of 15,998,326 shares of Common Stock in Legacy approved by the Board of Directors of TIGE on October 4, 2016. Pursuant to the distribution, 1.00105 shares of Legacy Common Stock were distributed for each share of stock held in TIGE.

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

Our strategy is focused primarily on the following areas:

●	Continued development of our U.S. businesses. We will continue our focus on U.S. service offerings in an attempt to improve our revenue and expand our offerings as appropriate, including e-learning and other electronic format offerings and the development of new brands.

●	Development of our International market. We continue to expand internationally. Starting in 2014, we expanded our footprint to include Africa, Europe, and Asia, holding events in 21 countries. As we established traction in these markets, we opened offices in South Africa and Hong Kong during the first six months of 2015. Overall, we added an additional five new countries to our footprint in 2015 for a total global reach of 26 countries. In 2016 we held more events in several of these countries than in the prior years. We intend to continue to focus on diversifying our sales internationally.

●	Security and longevity of our brands. We operate under 10 different brands. This provides us the flexibility to provide our services through different demographics, price points and sales channels. This strategy of going to market with multiple brands allows us to protect the individual brands and to provide brand diversification if a particular brand enters a difficult phase. This strategy also allows us to manage individual brand-fatigue while maintaining overall market share and meeting competition.

●	Fulfilling our customer obligations. We intend to optimize the pace and improve the cost efficiency with which we fulfill our long term customer commitments. We have:

●	expanded the options for course fulfillment in order to reduce the number of expired contracts; by increasing the number of courses offered through electronic media and via the internet;

●	implemented an improved outreach program that involves contacting our customers to help them manage their course schedules;

●	Increased the number of symposiums we hold globally, which we believe will play a significant role in our business model going forward. Symposiums allow us to hold multiple Elite classes in one location resulting in cost savings based on economies of scale. These events have been well received by our customers, providing them with networking opportunities as well as bonus events and activities that have enhanced their experience.

●	Enhanced eLearning. We intend to continue developing and promoting interactive and online distributed course content and enhanced technology platforms capable of streaming video, interactive e-learning, and distributed e-learning. We have been developing our social and brand presence internationally globally.

●	Consistent quality assurance. We believe that to be an effective provider of training we need to ensure that our course offerings meet our strict quality assurance guidelines. We will continue to monitor and enforce standards for marketing, sales presentations, and training delivery throughout our organization.

●	Continued professional development. We will continue to identify, recruit and retain a team of trainers, mentors and coaches who possess practical, hands-on experience in their areas of expertise.

Recent Developments

On February 14, 2017, TIGE completed the distribution of 15,998,326 shares of Common Stock in Legacy approved by the Board of Directors of TIGE on October 4, 2016. Pursuant to the distribution, 1.00105 shares of Legacy Common Stock were distributed for each share of stock held in TIGE.

On February 15, 2017, the Board of Directors of the Company approved the adoption of a Rights Agreement between the Company and VStock Transfer, LLC, as Rights Agent (as amended from time to time, the “Rights Agreement”). The Company entered into the Rights Agreement on February 16, 2017. Refer to Form 8-K dated February 17, 2017 for additional information.

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts, The Independent Woman, Women in Wealth, Brick Buy Brick and Elite Business Star. Our products and services are offered in the United States, Canada, the United Kingdom and Other Foreign Markets.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program and pays the fee. Over time, we have taken steps to shorten many of our course contracts from two-year contracts to one-year contracts, which is expected to accelerate revenue recognition as services are delivered faster and/or contract terms expire sooner. We also continue to expand our innovative symposium-style course delivery model into other markets. Our symposiums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our student's experience, particularly, for example, through the opportunity to network with other students.

We also provide a richer experience for our students through one-on-one mentoring (two to four days in length, on site or remotely) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We manage our business in four segments based on geographic location. These segments include our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. We continue to expand internationally. Starting in 2014, we expanded our footprint to include Africa, Europe, and Asia, holding events in 21 countries. As we established traction in these markets, we opened offices in South Africa and Hong Kong during the first six months of 2015. Overall, we added an additional five new countries to our footprint in 2015 for a total global reach of 26 countries. In 2016 we held more events in several of these countries than in the prior years. We intend to continue to focus on diversifying our sales internationally.

3

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2016	2015
U.S.	61.4%	66.8%
Canada	3.8%	6.4%
U.K.	19.9%	19.9%
Other foreign markets	14.9%	6.9%
Total consolidated revenue	100%	100%

	Years Ended December 31,
Segment revenue	2016	2015
	(In thousands)
United States	$54,746	$58,258
Canada	3,396	5,600
U.K.	17,747	17,306
Other foreign markets	13,307	5,997
Total consolidated revenue	$89,196	$87,161

See the caption Revenue, in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer 10 brands, which include:

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of the best-selling personal finance books of all time, Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad® Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors that can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Brick Buy Brick™: Initially launched in the UK, Brick Buy Brick is now also available in the U.S. Canada and the other foreign markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth 5PC: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

●	The Independent Woman™: Developed by women for women, is based on the teachings and principles of Kim Kiyosaki, investor, entrepreneur, and bestselling author of Rich Woman and It's Rising Time, The Independent Women program imparts the principles and strategies essential for potential financial independence.

●	Trade Up Investor Education™: Built on the belief that a successful investor is an educated investor and developed in partnership with Investor's Business Daily®, a leading financial news and research organization since 1984, students are offered educational training designed to help them increase their knowledge of stock and options trading.

●	Elite Business Star™: Elite Business Star is designed to help individuals grow their business through a variety of business strategies including marketing, asset protection, and business financing.

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

Elite Training Courses

Customers who attend our basic training courses may choose to continue with Elite training courses in real estate, financial markets investing and/or entrepreneurship skills. The Elite training courses of study include:

Elite Real Estate Courses		Elite Financial Markets Courses

●	Momentum	●	Master Trader™
●	Tax and Asset Protection	●	Options 1
●	Wholesale Buying	●	FOREX
●	Discount Notes & Mortgages	●	Options 2
●	Banking Relationships & Short Sale Systems	● ●	Elite Options FACT (Futures & Commodity Trading)
●	Mobile Homes	●	Asset Protection
●	Foreclosure Strategies	●	Elite FOREX
●	Fund, Fix and Flip
●	Marketing Today
●	Income Properties
●	Tax Liens
●	Lease Options
●	Commercial Real Estate
●	Business Financing & Factoring
●	Domestic Land Development
●	Creative Real Estate Financing
●	Buy, Rent and Hold (Canada)
●	Buy, Fix and Sell (Canada)
●	Creative Financing (Canada)
●	Distressed Property & Repossessions (U.K.)
●	Asset Protection (U.K.)
●	Lease Options/Purchase Options (U.K.)
●	Buy to Let (U.K.)
●	Houses of Multiple Occupancy (U.K.)
●	Auction Training (U.K.)
●	Social Housing (U.K.)
●	Creative Finance (U.K.)

Elite Business Entrepreneurship Courses

●	Business Tax and Asset Protection
●	Top Branding and Marketing Strategies
●	Strategies for Raising Capital
●	Mind Over Money

Customers may access training content through multiple delivery channels, including:

●	Live instruction in classroom settings;

●	Onsite mentoring;

●	Telephonic mentoring;

●	Electronic access to live online or pre-recorded on-demand programs;

●	Electronic media;

●	Symposiums; and

●	Webinars.

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

Geographic Diversification

We manage our business in four segments based on geographic location. These segments include our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. We continue to expand internationally, starting in 2014, we expanded our footprint to include Africa, Europe, and Asia, holding events in 21 countries. As we established traction in these markets, we opened offices in South Africa and Hong Kong during the first six months of 2015. Overall, we added an additional five new countries to our footprint in 2015 for a total global reach of 26 countries. In 2016 we held more events in several of these countries than in the prior years. We intend to continue to focus on diversifying our sales internationally.

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

Licensing Agreements with the Rich Dad Parties

Our primary business relies on our license of the Rich Dad brand and related marks and intellectual property. The following transactions summarize our license to use the Rich Dad trademarks, trade names and other business information worldwide (the “Rich Dad Intellectual Property Rights”):

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

License Agreement with Robbie Fowler

We entered into a Talent Endorsement Agreement with an effective date of January 1, 2013 with Robbie Fowler that supplements an earlier November 2, 2012 Agreement with Mr. Fowler (collectively, the “Fowler License Agreement”). The Fowler License Agreement grants us the exclusive right to use Robbie Fowler’s name, image, and likeness in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. The agreement expired on January 1, 2015, and has subsequently been extended upon mutual consent of the parties. The agreement is terminable at will by either party. Under the Fowler License Agreement, we pay Mr. Fowler a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products, after deductions for value added taxes, returns and refunds.

License Agreement with Martin Roberts

In 2009, we entered into a Talent Endorsement Agreement with Martin Roberts that grants us the exclusive right to use Martin Robert’s, name, image, and likeness, as well as well as the rights to use the name of Mr. Roberts’s published book entitled “Making Money From Property,” in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. The term of the license will continue unless (i) terminated by one party upon the event of a default of the party, or (ii) by either party without cause upon thirty (30) days prior written notice to the other party. Under the License Agreement with Mr. Roberts, we pay Mr. Roberts a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products that are collected within thirty (30) days after a Company-sponsored Martin Roberts-branded event, after deductions for value added taxes, banking charges, returns, refunds, and third party commissions. For sales to clients introduced to us directly by Mr. Roberts and his associated websites as well as other marketing and promotional activities Mr. Roberts or his associated companies may wish to undertake from time to time that are not part of a Company sponsored event and which result in the sale of ours basic training her marketing and promotional activities, Mr. Roberts is entitled to 50% of gross revenue from such sales of directly introduced clients.

Employees and Independent Contractors

As of December 31, 2016 we had approximately 203 full-time employees of whom 157, or 77%, were located in the U.S. and the remaining 23% were located in the United Kingdom, Canada, South Africa or Hong Kong. In addition, we employ part-time employees in various capacities and independent contractors who are trainers, coaches or mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid commissions based upon the dollar value of the courses purchased by customers at our free preview workshops and basic training courses, or are paid fixed fees for teaching and mentoring Elite courses. Independent contractors are required to execute agreements with us that set forth their commission structures and contain customary confidentiality and non-competition provisions.

Available Information

We electronically file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at http:// www.legacyeducationalliance.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

The termination of our license agreement to use the Rich Dad brand would materially adversely impact our business, financial condition and results of operations, given the high concentration of sales from course offerings under the Rich Dad® Education Brand

Our Rich Dad® Education real estate and financial market course offerings accounted for approximately 73.9% of our total cash sales and approximately 74.7% of our total revenue in 2016. Our 2013 License Agreement with Rich Dad® expires on August 31, 2018. While the term of that agreement automatically renews for successive one-year periods thereafter, the licensor can terminate the agreement by providing timely written notice of termination prior to the expiration of the then current term. The license agreement can also be terminated for a default by us. See the section entitled “Licensing Agreements with the Rich Dad Parties” above, for a discussion of the terms of this significant agreement. Termination or non-renewal of our 2013 License Agreement or termination of our relationship with the Rich Dad Parties would have a material adverse effect on our business, financial condition and results of operations.

If revenues from our Rich Dad brand decline, this could materially adversely impact our business, financial condition and results of operations.

The Rich Dad® Education brand accounts for a significant portion of our total revenue. If revenue from the Rich Dad® Education Brand declines, and is not offset by revenue increases in our other brands it could have a material adverse effect on our business, financial condition and results of operations. Further, a decrease in popularity or public acceptance of Robert Kiysoaki or the Rich Dad™ Education Brand would have a significant impact on our business, financial condition and results of operations. Additionally, if Mr. and Mrs. Kiyosaki, the founders of the Rich Dad™ Education Brand, do not spend as much time in the public eye, it could impact the popularity of the Rich Dad™ Education Brand and consequently impact our sales of Rich Dad™ Education products.

The termination of certain material license agreements could materially adversely impact our business, financial condition and results of operations.

The Fowler License Agreement and the License Agreement with Martin Roberts may be terminated by the respective licensors upon short notice. We use the intellectual property licensed to us under these agreements to conduct the sale of Robbie Fowler-branded property courses and affiliated products in the U.K. If Mr. Roberts or Mr. Fowler terminated their relationship with us, it could have a material adverse effect on our business, financial condition and results of operations.

Our cash flows from operations declined in 2016 versus our cash flows from operations in 2015. If this trend continues in the future, it could impair our ability to fund our working capital needs and adversely affect our financial condition.

Management currently projects that our available cash balances will be sufficient to maintain our operations during 2017 and beyond. However, when considering all of the applicable operational and external risks and uncertainties, including, but not limited to cash generated from new and ongoing business initiatives, our ability to effectively execute our strategies, and potential current and future litigation matters, we believe that we may not be adequately capitalized. We may seek to obtain additional capital through the issuance of equity or debt, which may dilute the equity holdings of our current investors. In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates, and repayment provisions that reduce our cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the economic environment. If we cannot generate the required cash to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, or limit our operations.

Our operations outside the United States subject us to additional risks inherent in international operations.

We currently operate in the United Kingdom, Canada, Hong Kong, South Africa and other international markets in addition to our U.S. operations and we plan on continuing our international market expansion going forward. As a result, we face risks that are inherent in international operations, including:

●	Complexity of operations across borders;

●	Currency exchange rate fluctuations;

●	Restrictions on the movements of cash;

●	Multiple and possibly overlapping or conflicting tax laws;

●	Applicability of training concepts to foreign markets;

●	Compliance with foreign regulatory requirements including banking, cash repatriation, and data protection;

●	Political instability; and

●	Price controls or restrictions on exchange of foreign currencies.

If we are unable to successfully manage these and other factors, our business could be adversely affected and our financial condition and results of operations could suffer.

Additionally, in June 2016, voters in the U.K. approved the exit of that country from the E.U. (“Brexit”), and the British government has indicated that it intends to negotiate the withdrawal of the U.K. from the E.U. based on the results of this vote. The Brexit vote has created significant economic uncertainty in the U.K. and in EMEA, which may negatively impact our business in those regions. In addition, the terms of the U.K.’s withdrawal from the E.U., currently unknown but once negotiated, could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits, currency exchange rates, or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Uncertain economic conditions and other changes experienced by our customers, including the willingness to trade or invest in securities or real estate, could influence their willingness to spend their discretionary income on our course offerings and products, and could materially adversely impact our business, financial condition and results of operations.

Uncertain economic conditions may affect our customers’ discretionary income, access to credit and ability and willingness to purchase our courses offerings and products. Economic conditions and consumer spending are influenced by a wide range of factors that are beyond our control. These conditions include but are not limited to:

●	Demand for our courses offerings and related products;

●	Conditions in the securities and investment markets;

●	Conditions in the real estate market;

●	Availability of mortgage financing and other forms of credit and consumer credit;

●	General economic and business conditions;

●	Adverse changes in consumer confidence levels;

●	General political developments; and

●	Adverse weather or natural or man-made disasters.

Any decreased interest in real estate investing in the future could impact Rich Dad® Education and our other brands. Additionally, a prolonged economic downturn or uncertainty over future economic conditions, particularly in the U.S., could increase these effects on our business. In addition, our ongoing business expansion efforts and related operational changes add to the difficulty and risk of forecasting the timing, magnitude and direction of operational and financial outcomes with respect to our business.

We face significant competition in our markets.

Our success depends upon our ability to attract customers by providing high-quality courses and training materials, as well as to attract and retain quality trainers to provide those courses. The market for training courses for specific business issues, such as real estate or stock market investing, is intensely competitive. If we are unable to successfully compete, our business, financial condition and results of operations will be materially harmed. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to course development than we can. In addition, it is possible that certain competitors, or potential competitors, could reduce their pricing to levels that would make it difficult for us to compete. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. Our success is dependent on our ability to successfully attract customers to programs that they feel will enhance their knowledge and enhance their earning power. Their level of satisfaction with our course offerings affects our reputation as they tell others about their experience. Our business could suffer if we fail to deliver quality programs at acceptable price points.

In addition, in order to compete effectively in our markets, we may need to change our business in significant ways. For example, to respond to market competition we may change our pricing, product, or service offerings, make key decisions about technology changes or marketing strategies, or acquire additional businesses or technologies. Any of these actions could hurt our business, financial condition and results of operations. Competitors continually introduce new programs that may compete directly with our offerings that may make our offerings uncompetitive or obsolete. Larger competitors may have superior abilities to compete for customers and skilled professionals, reducing our ability to deliver our quality offerings to our customers.

Laws and regulations can affect the operation of our business and may limit our ability to operate in certain jurisdictions.

Federal, state, and international laws and regulations impact our operations and may limit our ability to obtain authorization to operate in some states or countries. Many federal, state, and international governmental agencies assert authority to regulate providers of investment training programs. Failure to comply with these regulations could result in legal action instituted by the jurisdictions, including cease and desist and injunctive actions. In the event we are subject to such legal action, our reputation could be harmed and the demand for our course offerings and products could be significantly reduced. We are involved from time to time in routine legal matters incidental to our business, including disputes with students and requests from state regulatory agencies. Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations. Future regulatory changes with respect to the various topics of our courses or the investment techniques we teach, could also impact the content of our course offerings, which in turn, could negatively impact future sales.

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

We are highly dependent on our senior management, high performing sales speakers and course trainers, and if we are not able to retain them or to recruit and retain additional qualified personnel, our business could suffer.

We are highly dependent upon our senior management, including Anthony C. Humpage, our Chief Executive Officer. The loss of services of Mr. Humpage or other members of our senior management or high performing sales speakers or course trainers could have a material adverse effect on our business, financial condition and results of operations.

We may choose to increase our management personnel. For example, we may need to obtain certain additional functional capability, including regulatory, sales, business development, and quality assurance and control, either by hiring additional personnel or by outsourcing these functions to qualified third-parties. We may not be able to engage these third-parties on terms favorable to us. Also, we may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel among companies that operate in our markets. If we fail to identify, attract, retain and motivate highly skilled personnel, or if we lose current employees or contractors, it could have a material adverse effect on our business, financial condition and results of operations. We currently do not maintain key man insurance on any member of our senior executive management team.

Our ability to sell and fulfill courses may be affected by adverse weather, natural disaster, strikes or other unpredictable events.

Adverse weather, natural disasters, external labor disruptions and other adverse events may affect our ability to conduct our business, and could have a material adverse effect on our business, financial condition and results of operations. Severe weather or natural disasters, such as hurricanes, blizzards, floods and earthquakes, may reduce the ability of our students to travel to our events. These natural disasters may also disrupt the printing and transportation of the materials used in our direct mail campaigns. Furthermore, postal strikes could occur in the countries where we operate which could delay and reduce delivery of our direct mail marketing materials. Transportation strikes could also occur in the countries where we operate, adversely affecting our ability to conduct business.

Risks Related to Ownership of Our Common Stock

We may issue shares of preferred stock that subordinate your rights and dilute your equity interests.

We may need to raise investment capital for us to successfully execute our business strategy and it may be preferable or necessary to issue preferred stock to investors. Preferred stock may grant the holders certain preferential rights in voting, dividends, liquidation or other rights in preference over a company’s common stock.

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

Our Common Stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on the OTCQB maintained by OTC Markets, Inc. under the symbol “LEAI”. Currently there is limited trading volume in our securities. We cannot predict the extent to which investors’ interest in our Common Stock will provide an active and liquid trading market, which could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future. We may be vulnerable to investors taking a “short position” in our Common Stock, which would likely have a depressing effect on the price of our Common Stock and add increased volatility to our trading market. The volatility of the market for our Common Stock could have a material adverse effect on our business, financial condition and results of operations. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our Common Stock.

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

Being an SEC reporting company imposes costs and compliance risks.

Compliance with the periodic reporting requirements required by the SEC consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us. Our management will be required to administer appropriate programs and policies in responding to increased legal, regulatory compliance, and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

In addition, if we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be in non-compliance with applicable SEC rules or the securities laws, and be delisted from the OTCQB or other market we may be listed on, which would result in a decrease in or absence of liquidity in our Common Stock, and potentially subject us and our officers and directors to civil, criminal and/or administrative proceedings and cause us to voluntarily file for deregistration of our Common Stock with the Commission.

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

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, our shares of Common Stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Second, we are a speculative or “risky” investment due to our limited operating history, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our Common Stock will sustain its current market price, or as to what effect the sale of shares or the availability of Common Stock for sale at any time will have on the prevailing market price.

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

In addition, if the market for stock in our industry, or the stock market in general, experience a loss of investor confidence, the market price of our Common Stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our Common Stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and distract our Board of Directors and management.

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

Anti-takeover provisions could limit the ability of a third party to acquire us.

In February 2017, we adopted a shareholder rights plan that is scheduled to expire February 15, 2019. The purpose of the plan is to protect the Company against unwanted share activity. The shareholder rights plan, commonly known as a “poison pill,” gives shareholders the right to buy more shares at a discount if one shareholder buys a certain percentage or more of the company's shares. The plan is designed to ensure that the Board of Directors has sufficient time to consider any proposal from a third party that might result in a change in control of the Company, make sure that all stockholders receive fair and equal treatment in the event of any such a proposal, and encourage any potential acquirer to negotiate with the Board of Directors. In addition, the plan will guard against partial tender offers, open market accumulations and other coercive tactics aimed at gaining control of the Company without paying all stockholders a full control premium for their shares.

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

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our financial success depends, in part, upon our ability to protect our brand names, curriculums, and other proprietary and licensed intellectual property.  The existing laws of some countries in which we conduct business might offer only limited protection of our intellectual property rights. To protect our intellectual property, we rely upon a combination of confidentiality policies, nondisclosure, and other contractual arrangements, as well as copyright and trademark laws. The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights, especially in foreign jurisdictions. The loss of proprietary content or the unauthorized use of our intellectual property, including our brand names, may create significant market confusion and resulting in greater competition, loss of revenue, and adverse publicity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth our office locations as of December 31, 2016:

Purpose	Location	Own/lease	Approximate square footage	Lease expiration
Executive offices	Cape Coral, FL	Own	40,734	—
U.S. operations and telemarketing headquarters	Salt Lake City, UT	Lease	6,294	Nov. 2018
Canadian headquarters	Vaughn, Ontario	Lease	5,100	Feb. 2019
U.K. headquarters and training center	Richmond, Surrey	Lease	4,226	Various
South Africa corporate administration	Johannesburg, South Africa	Lease	205	May. 2018
Hong Kong corporate administration	Causeway Bay, Hong Kong	Lease	208	Jan. 2019
			56,767

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

We lease approximately 4,226 square feet of office space which is used for both corporate administration and training purposes in Richmond, Surrey. We lease various rooms in the same facility with different lease terms with the latest expiration date in February 2017. The total monthly rent is approximately $69,460.

We lease approximately 205 square feet of office space which is used for corporate administration purposes in Johannesburg, South Africa. The lease expires in May 2018. The total monthly rent is approximately $2,100.

We lease approximately 208 square feet of office space which is used corporate administration purposes in Causeway Bay, Hong Kong. The lease expires in January 2019. The total monthly rent is approximately $4,500.

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

	High	Low
Year ended December 31, 2016
Fourth Quarter	$0.5	$0.2
Third Quarter	$0.5	$0.1
Second Quarter	$0.4	$0.2
First Quarter	$0.4	$0.1
Year ended December 31, 2015
Fourth Quarter	$0.6	$0.1
Third Quarter	$0.5	$0.2
Second Quarter	$1.4	$0.4
First Quarter	$0.9	$0.6

Holders

As of December 31, 2016, there were approximately 282 stockholders of record for our Common Stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

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

We paid placement agent cash fees of 13% or $68,785 of the aggregate proceeds that was received and will pay 5% of all amounts received upon the exercise of the Warrants. We also issued to the placement agent warrants to purchase shares of Common Stock equal to 10% of the total shares sold in the offering, or 95,992 shares, at an initial exercise price of $0.75 per share subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend. The value of the warrants was $14,866. The placement agent fees and the fair value of the warrants were offset against the proceeds in Additional paid-in capital on our Consolidated Balance Sheets. In connection with this private offering, our placement agent agreement with the placement agent was terminated.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Item 1A. Risk Factors and below under the caption “Outlook.” Actual results may differ materially from those contained in any forward-looking statements.

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts, The Independent Woman, Women in Wealth, Brick Buy Brick and Elite Business Star. Our products and services are offered in the United States, Canada, the United Kingdom and Other Foreign Markets.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program and pays the fee. Over time, we have taken steps to shorten many of our course contracts from two-year contracts to one-year contracts, which is expected to accelerate revenue recognition as services are delivered faster and/or contract terms expire sooner. We also continue to expand our innovative symposium-style course delivery model into other markets. Our symposiums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our student's experience, particularly, for example, through the opportunity to network with other students.

We also provide a richer experience for our students through one-on-one mentoring (two to four days in length, on site or remotely) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014. Today we are a global company with approximately 200 employees that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

We manage our business in four segments based on geographic location. These segments include our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. We continue to expand internationally. Starting in 2014, we expanded our footprint to include Africa, Europe, and Asia, holding events in 21 countries. As we established traction in these markets, we opened offices in South Africa and Hong Kong during the first six months of 2015. Overall, we added an additional five new countries to our footprint in 2015 for a total global reach of 26 countries. In 2016 we held more events in several of these countries than in the prior years. We intend to continue to focus on diversifying our sales internationally.

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer 10 brands, which include:

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of the best-selling personal finance books of all time, Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad® Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors that can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Brick Buy Brick™: Initially launched in the UK, Brick Buy Brick is now also available in the U.S. Canada and the other foreign markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

●	The Independent Woman™: Developed by women for women, is based on the teachings and principles of Kim Kiyosaki, investor, entrepreneur, and bestselling author of Rich Woman and It's Rising Time, The Independent Women program imparts the principles and strategies essential for potential financial independence.

●	Trade Up Investor Education™: Built on the belief that a successful investor is an educated investor and developed in partnership with Investor's Business Daily®, a leading financial news and research organization since 1984, students are offered educational training designed to help them increase their knowledge of stock and options trading.

●	Elite Business Star™: Elite Business Star is designed to help individuals grow their business through a variety of business strategies including marketing, asset protection, and business financing.

Recent Developments

On February 14, 2017, TIGE completed the distribution of 15,998,326 shares of Common Stock in Legacy approved by the Board of Directors of TIGE on October 4, 2016. Pursuant to the distribution, 1.00105 shares of Legacy Common Stock were distributed for each share of stock held in TIGE.

On February 15, 2017, the Board of Directors of the Company approved the adoption of a Rights Agreement between the Company and VStock Transfer, LLC, as Rights Agent (as amended from time to time, the “Rights Agreement”). The Company entered into the Rights Agreement on February 16, 2017. Refer to Form 8-K dated February 17, 2017 for additional information.

Results of Operations

	Years Ended December 31,
(in thousands, except per share data)	2016	2015
Revenue	$89,196	$87,161
Operating costs and expenses:
Direct course expenses	47,843	48,201
Advertising and sales expenses	19,484	20,293
Royalty expenses	4,341	5,446
General and administrative expenses	15,055	16,317
Total operating costs and expenses	86,723	90,257
Income (loss) from operations	2,473	(3,096)
Other income (expense):
Interest income (expense), net	(5)	(7)
Other income, net	472	392
Total other income	467	385
Income (loss) before income taxes	2,940	(2,711)
Income tax benefit/(expense)	941	(15)
Net income (loss)	$3,881	$(2,726)

Basic earnings (loss) per common share	$0.18	$(0.13)
Diluted earnings (loss) per common share	$0.17	$(0.13)

Basic weighted average common shares outstanding	21,092	20,910
Diluted weighted average common shares outstanding	22,133	20,910

Comprehensive income (loss):
Net income (loss)	$3,881	$(2,726)
Foreign currency translation adjustments, net of tax of $0	988	1,310
Total comprehensive income (loss)	$4,869	$(1,416)

Our operating results, expressed as a percentage of revenue are set forth in the table below:

	Years Ended December 31,
	2016	2015
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	53.6	55.3
Advertising and sales expenses	21.8	23.3
Royalty expenses	4.9	6.2
General and administrative expenses	16.9	18.7
Total operating costs and expenses	97.2	103.5
Income (loss) from operations	2.8	(3.5)
Other income
Other income, net	0.5	0.4
Total other income	0.5	0.4
Income (loss) before income taxes	3.3	(3.1)
Income tax benefit/(expense)	1.1	—
Net income (loss)	4.4%	(3.1)%

Outlook

Cash sales were $86.8 million for the year ended December 31, 2016 compared to $94.1 million for the year ended December 31, 2015, a decrease of $7.3 million or 7.8%. The decrease was driven primarily by a $12.8 million decrease in our U.S. segment related to the effects of a sluggish U.S. economy and a $2.5 million decrease in our U.K. segment, which was partially offset by an $8.2 million increase in our Other Foreign Markets segment. We believe that cash sales remain an important metric when evaluating our operating performance. Pursuant to U.S. GAAP, we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program. Our students pay for their courses in full up-front or through payment agreements with independent third parties.

We anticipate cash sales to increase throughout 2017, particularly as new brands gain greater traction in our more established markets, and as we continue to expand internationally and hone our selling and marketing strategy in new markets.

Operating Segments

We operate in four operating segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2016	2015
U.S.	61.4%	66.8%
Canada	3.8%	6.4%
U.K.	19.9%	19.9%
Other foreign markets	14.9%	6.9%
Total consolidated revenue	100%	100%

	Years Ended December 31,
	2016	2015
Segment revenue	(In thousands)
United States	$54,746	$58,258
Canada	3,396	5,600
U.K.	17,747	17,306
Other foreign markets	13,307	5,997
Total consolidated revenue	$89,196	$87,161

United States

Over the past several years, our U.S. business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $48.0 million and $54.6 million or as a percentage of total segment revenue was 87.7% and 93.7% for the years ended December 31, 2016 and 2015, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Brick, Elite Business Star™ and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

The U.S. segment revenue was $54.8 million and $58.3 million or as a percentage of total revenue was 61.4% and 66.8% for the years ended December 31, 2016 and 2015, respectively. The decrease in revenue of $3.5 million or 6.0% during the year ended December 31, 2016 compared to the same period in 2015, was due to the $6.0 million or 95.8% decline in revenue, as a result of the change in our revenue recognition policy with regards to DVD fulfillment and decrease in recognition of revenue from expired contracts of $0.1 million or 1.4%, partially offset by increased attendance (i.e. fulfillment) of $2.6 million or 6.1%.

Canada

Similar to the U.S., our Canadian segment's revenue primarily consists of Rich Dad branded offerings. Revenue derived from the Rich Dad brands was $3.0 million and $5.1 million or as a percentage of total segment revenue was 87.9% and 90.7% for the years ended December 31, 2016 and 2015, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training.

The Canadian segment revenue was $3.4 million and $5.6 million or as a percentage of total revenue was 3.8% and 6.4% for the years ended December 31, 2016 and 2015, respectively. The decrease in revenue of $2.2 million or 39.3% during the year ended December 31, 2016 compared to the same period in 2015, was due to the decline in recognition of revenue from expired contracts of $1.4 million or 77.1%, due to the $0.6 million or 90.5% decline in revenue, as a result of the change in our revenue recognition policy with regards to DVD fulfillment and $0.2 million or 5% decline in revenue due to decreased attendance (i.e. fulfillment).

U.K.

In contrast to our U.S. and Canadian segments, our U.K. segment is more diversified among several different brands. Revenue derived from the Rich Dad brands was $5.4 million and $7.1 million or as a percentage of total segment revenue was 30.5% and 40.8% for the years ended December 31, 2016 and 2015, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training.

The U.K. segment revenue was $17.7 million and $17.3 million or as a percentage of total revenue was 19.9% and 19.9% for the years ended December 31, 2016 and 2015, respectively. The increase of $0.4 million in revenue for the year ended December 31, 2016 compared to the same period in 2015, was due to increase in recognition of revenue from expired contracts of $1.4 million or 60.5%, partially offset by decreased attendance (i.e. fulfillment) of $1.0 million or 6.7%.

Other Foreign Markets

We operate in other foreign markets, including European, Asian and African countries. Our Other Foreign Markets segment is gaining traction and has shown significant growth in revenue. Revenue derived from the Rich Dad brands was $10.2 million and $0.5 million or as a percentage of total segment revenue was 76.8% and 9.0% for the years ended December 31, 2016 and 2015, respectively.

The Other Foreign Markets segment revenue was $13.3 million and $6.0 million or as a percentage of total revenue was 14.9% and 6.9% for the years ended December 31, 2016 and 2015, respectively. The increase in revenue of $7.3 million or 121.7% during the year ended December 31, 2016 compared to the same period in 2015, was due to increased attendance (i.e. fulfillment) of $6.0 million or 101.0% and increase in recognition of revenue from expired contracts of $1.3 million or 100.0%.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Revenue was $89.2 million for the year ended December 31, 2016 compared to $87.2 million for the year ended December 31, 2015, an increase of $2.0 million or 2.3%. The increase was due to increased attendance (i.e. fulfillment) of $7.5 million or 11.2% and the increase in recognition of revenue from expired contracts of $1.1 million or 8.5%, partially offset by the decline in recognition of revenue of $6.6 million or 95.3%, due to the change in our revenue recognition policy with regards to DVD fulfillment. Cash sales were $86.8 million for the year ended December 31, 2016 compared to $94.1 million for the year ended December 31, 2015, a decrease of $7.3 million or 7.8%. The decrease was driven primarily by a $12.8 million decrease in our U.S. segment related to the effects of a sluggish U.S. economy and a $2.5 million decrease in our U.K. segment, which was partially offset by an $8.2 million increase in our Other Foreign Markets segment.

Operating Expenses

Total operating costs and expenses were $86.7 million for the year ended December 31, 2016 compared to $90.3 million for the year ended December 31, 2015, a decrease of $3.6 million or 4.0%. The decrease was due to a $1.2 million decrease in general and administrative expenses, a $1.2 million decrease in royalty expense, a $0.8 million decrease in advertising and sales expenses, and a $0.4 million decrease in direct course expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $47.8 million for the year ended December 31, 2016 compared to $48.2 million for the year ended December 31, 2015, a decrease of $0.4 million or 0.8%, which was primarily related to a decrease in the sales commissions due to a decline in cash sales.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing direct mail and radio advertising continued during the year ended December 31, 2016 compared to the year ended December 31, 2015, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and Other Foreign Markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $19.5 million for the year ended December 31, 2016 compared to $20.3 million for the year ended December 31, 2015, a decrease of $0.8 million, or 3.9%. As a percentage of revenue, advertising and sales expenses were 21.8% and 23.3% of revenue for the year ended December 31, 2016 and 2015, respectively, a decrease of 1.5%.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $4.3 million for the year ended December 31, 2016 compared to $5.5 million for the year ended December 31, 2015, a decrease of $1.2 million, or 21.8%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $15.1 million for the year ended December 31, 2016 compared to $16.3 million for the year ended December 31, 2015, a decrease of $1.2 million, or 7.4%. The decrease was primarily driven by lower compensation costs.

Income tax expense

Income tax benefit was $0.9 million for the year ended December 31, 2016, compared to income tax expense of $15.0 thousand for the year ended December 31, 2015. During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required. Release of these valuation allowances resulted in $2.4 million of tax benefit that was offset by tax on current period book income and other permanent and timing differences resulting in an income tax benefit of $0.9 million for the year ended December 31, 2016.

Our effective tax rate was (32.0%) and (0.6%) for the year ended December 31, 2016 and 2015, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. See Note 8 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of December 31, 2016 and December 31, 2015, a valuation allowance of $4.5 million and $7.2 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $2.7 million and $0.7 million for the year ended December 31, 2016 and 2015, respectively.

Net income (loss)

Net income was $3.9 million or $0.18 per basic and $0.17 per diluted common share for the year ended December 31, 2016, compared to a net loss of ($2.7) million or ($0.13) per basic and diluted common share for the year ended December 31, 2015, an increase in net income of $6.6 million or $0.31 per basic and $0. 30 per diluted common share. Net income for the year ended December 31, 2016 was positively impacted by the increase in revenue primarily due to increased attendance (i.e. fulfillment) of $7.5 million or 11.2% and decreases in operating costs and expenses of $3.6 million or 4.0%, due to decreases in general and administrative expenses of $1.2 million, royalty expense of $1.2 million, advertising and sales expenses of $0.8 million, direct course expenses of $0.4 million and a $0.9 million increase in income tax benefit related to the release of certain valuation allowances against certain deferred tax assets in the U.S. and U.K. segments.

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

After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We recognized revenue at the conclusion of the contract period of approximately $14.5 million and $20.2 million in the years ended December 31, 2016 and 2015, respectively. Our reserve for course attendance after expiration was $1.3 million at December 31, 2016 and 2015.

We provide a satisfaction guarantee to our customers. Very few customers exercise this guarantee.

Deferred revenue occurs from courses, online courses, mentorships, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed or if a customer contract expires. Deferred revenue is recognized into revenue as courses are attended in-person or on-line or coaching and mentor sessions are provided. While many of our course package contracts are two years, we consider the fulfillment of them as a current liability because a customer could complete a two-year package in one year. We do have a few products that are scheduled to last beyond one year and are accounted for as long-term deferred revenue.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Years Ended December 31,
	2016	2015
Net cash provided by (used in) operating activities	(1,563)	2,780
Net cash used in investing activities	(55)	(81)
Net cash provided by (used in) financing activities	(10)	450
Effect of foreign currency exchange rates	(1,542)	(1,200)
Net increase (decrease) in cash and cash equivalents	(3,170)	1,949

Operating Cash Flows and Liquidity

Net cash used in operating activities was $1.6 million in the year ended December 31, 2016 compared to net cash provided by operating activities of $2.8 million in the year ended December 31, 2015, representing a period-over-period decrease of $4.4 million. This decrease was primarily the result of a decrease in current liabilities for deferred revenue in 2016 as a result of increased revenue recognition related to the previously-mentioned increase in fulfillment.

Investing Cash Flows

Net cash used in investing activities totaled $0.1 million in the year ended December 31, 2016 and $0.1 million in the year ended December 31, 2015, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of December 31, 2016 and December 31, 2015 was 100.0% equity.

Net cash used in financing activities totaled $10.0 thousand in the year ended December 31, 2016 compared to net cash provided by financing activities of $0.5 million in the year ended December 31, 2015, representing a period-over-period decrease in cash from financing activities of $0.5 million, primarily due to $0.5 million of net proceeds we received from a private offering of securities in the year ended December 31, 2015.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of December 31, 2016 and 2015, our consolidated current deferred revenue was $54.4 million and $60.7 million, respectively.

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

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Legacy Education Alliance, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Legacy Education Alliance, Inc.

Cape Coral, FL

We have audited the accompanying consolidated balance sheets of Legacy Education Alliance, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legacy Education Alliance, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 31, 2017

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,711	$4,881
Restricted cash	3,148	2,946
Deferred course expenses	9,067	9,211
Prepaid expenses and other current assets	3,458	2,169
Inventory	348	492
Total current assets	17,732	19,699
Property and equipment, net	1,130	1,226
Deferred tax asset, net	1,295	—
Other assets	207	200
Total assets	$20,364	$21,125
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,344	$2,451
Royalties payable	175	163
Accrued course expenses	1,082	1,226
Accrued salaries, wages and benefits	840	1,258
Other accrued expenses	2,052	2,372
Long-term debt, current portion	11	10
Deferred revenue, current portion	54,389	60,698
Total current liabilities	61,893	68,178
Long-term debt, net of current portion	31	42
Deferred revenue, net of current portion	235	71
Other liabilities	379	45
Total liabilities	62,538	68,336
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 22,630,927 and 21,845,927 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	11,073	10,905
Cumulative foreign currency translation adjustment	2,668	1,680
Accumulated deficit	(55,917)	(59,798)
Total stockholders’ deficit	(42,174)	(47,211)
Total liabilities and stockholders’ deficit	$20,364	$21,125

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015
Revenue	$89,196	$87,161
Operating costs and expenses:
Direct course expenses	47,843	48,201
Advertising and sales expenses	19,484	20,293
Royalty expenses	4,341	5,446
General and administrative expenses	15,055	16,317
Total operating costs and expenses	86,723	90,257
Income (loss) from operations	2,473	(3,096)
Other income (expense):
Interest income (expense), net	(5)	(7)
Other income, net	472	392
Total other income	467	385
Income (loss) before income taxes	2,940	(2,711)
Income tax benefit/(expense)	941	(15)
Net income (loss)	$3,881	$(2,726)

Basic earnings (loss) per common share	$0.18	$(0.13)
Diluted earnings (loss) per common share	$0.17	$(0.13)

Basic weighted average common shares outstanding	21,092	20,910
Diluted weighted average common shares outstanding	22,133	20,910

Comprehensive income (loss):
Net income (loss)	$3,881	$(2,726)
Foreign currency translation adjustments, net of tax of $0	988	1,310
Total comprehensive income (loss)	$4,869	$(1,416)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2014	20,001	2	10,547	370	(57,072)	(46,153)
Issuance of common stock for cash	960	—	459	—	—	459
Issuance of common stock for services	885	—	63	—	—	63
Derivative liability	—	—	(164)	—	—	(164)
Foreign currency translation adjustment	—	—	—	1,310	—	1,310
Net loss	—	—	—	—	(2,726)	(2,726)
Balance at December 31, 2015	21,846	2	10,905	1,680	(59,798)	(47,211)
Issuance of common stock for services	785	—	—	—	—	—
Share-based compensation expense	—	—	168	—	—	168
Foreign currency translation adjustment, net of tax of $0	—	—	—	988	—	988
Net Income	—	—	—	—	3,881	3,881
Balance at December 31, 2016	22,631	$2	$11,073	$2,668	$(55,917)	$(42,174)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,881	$(2,726)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	146	185
Gain on change in fair value of derivatives	82	(136)
Share-based compensation	168	63
Deferred income taxes	(1,297)	(18)
Changes in operating assets and liabilities:
Restricted cash	(319)	(1,145)
Deferred course expenses	(407)	(720)
Prepaid expenses and other receivable	(1,389)	201
Inventory	118	(341)
Other assets	(4)	(11)
Accounts payable-trade	1,137	(73)
Royalties payable	12	59
Accrued course expenses	(67)	212
Accrued salaries, wages and benefits	(396)	701
Other accrued expenses	(1,617)	324
Deferred revenue	(1,945)	6,205
Other liabilities	334	—
Net cash provided by (used in) operating activities	(1,563)	2,780
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(55)	(81)
Net cash used in investing activities	(55)	(81)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(10)	(9)
Proceeds from private offering of securities	—	459
Net cash provided by (used in) financing activities	(10)	450
Effect of exchange rate differences on cash	(1,542)	(1,200)
Net increase (decrease) in cash and cash equivalents	(3,170)	1,949
Cash and cash equivalents, beginning of period	$4,881	$2,932
Cash and cash equivalents, end of period	$1,711	$4,881

Supplemental disclosures:
Cash paid during the period for interest	$8	$8
Cash paid during the period for income taxes, net of refunds received	$12	$15

Supplemental disclosure of non-cash activity:
Derivative liability from issuance of warrants	$—	$164

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Business Description and Basis of Presentation

Business Description. We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts, The Independent Woman, Women in Wealth, Brick Buy Brick and Elite Business Star. Our products and services are offered in the United States, Canada, the United Kingdom and Other Foreign Markets.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program and pays the fee. Over time, we have taken steps to shorten many of our course contracts from two-year contracts to one-year contracts, which is expected to accelerate revenue recognition as services are delivered faster and/or contract terms expire sooner. We also continue to expand our innovative symposium-style course delivery model into other markets. Our symposiums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our student's experience, particularly, for example, through the opportunity to network with other students.

We also provide a richer experience for our students through one-on-one mentoring (two to four days in length, on site or remotely) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We manage our business in four segments based on geographic location. These segments include our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. We continue to expand internationally. Starting in 2014, we expanded our footprint to include Africa, Europe, and Asia, holding events in 21 countries. As we established traction in these markets, we opened offices in South Africa and Hong Kong during the first six months of 2015. Overall, we added an additional five new countries to our footprint in 2015 for a total global reach of 26 countries. In 2016 we held more events in several of these countries than in the prior years. We intend to continue to focus on diversifying our sales internationally.

Merger. On November 10, 2014, we entered into an Agreement and Plan of Merger dated as of such date the (“Merger Agreement”) by and among (i) PRCD, a Nevada corporation, (ii) Priced In Corp. Subsidiary, a Colorado corporation and a wholly-owned subsidiary of PRCD (“PRCD Sub”), (iii) Tigrent Inc., a Colorado corporation (“TIGE”), and (iv) Legacy Education Alliance Holdings, Inc., a Colorado corporation and a wholly-owned subsidiary of TIGE (“Legacy Holdings”). On November 10, 2014, pursuant to the Merger Agreement, PRCD Sub merged with and into Legacy Holdings (the “Merger”), with Legacy Holdings surviving the Merger and becoming our wholly owned subsidiary and we acquired the business of Legacy Holdings.

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

Cash and cash equivalents. We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2016 and 2015, we did not have a CDAR balance.

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

After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration.  We recognized revenue at the conclusion of the contract period of approximately $14.5 million and $20.2 million in the years ended December 31, 2016 and 2015, respectively.  Our reserve for course attendance after expiration was $1.3 million at December 31, 2016 and 2015.

We provide a satisfaction guarantee to our customers. Very few customers exercise this guarantee.

Deferred revenue occurs from courses, online courses, mentorships, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed or if a customer contract expires. Deferred revenue is recognized into revenue as courses are attended in-person or on-line or coaching and mentor sessions are provided. While many of our course package contracts are two years, we consider the fulfillment of them as a current liability because a customer could complete a two-year package in one year. We do have a few products that are scheduled to last beyond one year and are accounted for as long-term deferred revenue.

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

Advertising expenses. We expense advertising as incurred. Advertising paid in advance is recorded as a prepaid expense until such time as the advertisement is published. We incurred approximately $16.4 million and $16.5 million in advertising expense for the years ended December 31, 2016 and 2015, respectively, which is included in advertising and sales expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Included in prepaid expenses and other current assets was approximately $0.2 million of prepaid media costs as of December 31, 2015. There were no media costs prepaid and included in prepaid expenses and other current assets as of December 31, 2016.

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

Share-based compensation. We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $0.2 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively. See Note 6 - Share-Based Compensation, for additional disclosures regarding our share-based compensation.

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

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations,” which clarifies the definition of a Business and improves the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. This standard is effective for fiscal years and interim periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. Early adoption is permitted only for the transactions that have not been reported in financial statements that have been issued or made available for issuance. We are currently evaluating the effect that the adoption of this standard will have on our financial statements and expect to adopt this standard when effective.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” which provides guidance about the presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. This standard is effective for fiscal years and interim periods beginning after December 15, 2017 and will be applied using a retrospective transition method to each period presented. Early adoption was permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements and expect to adopt this standard when effective.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory,” which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This standard is effective for fiscal years and interim periods beginning after December 15, 2017 and will be applied using a modified retrospective basis.  Early adoption was permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements and expect to adopt this standard when effective.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides guidance and clarification in regards to the classification of eight types of receipts and payments in the statement of cash flows, including debt repayment or extinguishment costs, settlement of zero-coupon bonds, proceeds from the settlement of insurance claims, distributions received from equity method investees and cash receipts from beneficial interest in securitization transactions. This standard is effective for fiscal years and interim periods beginning after December 15, 2017 and will be applied using a retrospective transition method to each period presented. Early adoption is permitted. We expect to adopt this standard when effective, and do not expect this guidance to have a significant impact on our financial statements.

In March 2016, FASB issued ASU No 2016-09 “Compensation – Stock compensation”. The new guidance is intended to simplify some provisions in stock compensation accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption was permitted. We expect to adopt this standard when effective, and do not expect this guidance to have a significant impact on our financial statements.

In February 2016, the FASB issued ASU No 2016-02 “Leases”. The standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The standard also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. This standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We expect to adopt this standard when effective, and the impact on our financial statements is not currently estimable.

In January 2016, the FASB issued ASU No 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report changes in the fair value of their own liabilities in other comprehensive income instead of earnings, and this is the only provision of the update for which the FASB is permitting early adoption. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements.

In November 2015, the FASB issued ASU No 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the balance sheet classification of deferred taxes. This guidance requires that all deferred tax liabilities and assets should be classified as noncurrent on the balance sheet. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. The companies could choose to use either retrospective or prospective application. Early adoption was permitted. We adopted this guidance effective January 1, 2016, and there is no significant impact on our financial statements.

In September 2015, the FASB issued ASU No 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” to simplify the accounting for adjustments made during the measurement period to provisional amounts recognized in a business combination. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the acquirer is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance was effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. Early adoption was permitted. We adopted this guidance effective January 1, 2016, and there is no impact on our financial statements.

In July 2015, the FASB issued ASU No 2015-11, “Simplifying the Measurement of Inventory,” to simplify the measurement of inventory measured using the first-in, first-out (“FIFO”) or average cost method. This guidance requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016 with prospective application. Early adoption was permitted when applying the amendments and switching to the new accounting at the beginning of the reporting period in which the amendments are adopted. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items”. The amendment eliminates the concept of extraordinary items. If an event meets the criteria for extraordinary classification, an entity is required to segregate the item from the results of ordinary operations and show the item separately in the income statement, net of tax. ASU 2015-01 was effective for fiscal years beginning after December 15, 2015, and early adoption was permitted. We adopted this guidance effective January 1, 2016, and there is no impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB delayed the effective date of its revenue recognition standard to be effective for fiscal years and interim periods beginning after December 15, 2017. We will be evaluating the impact, if any, that the standard will have on our financial condition, results of operations, and disclosures in the near future.

Note 3—Concentration Risk

Cash and Cash Equivalents

We maintain deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of December 31, 2016 and 2015, including foreign subsidiaries, without FDIC coverage was $1.0 million and $3.8 million, respectively.

Revenue

A significant portion of our revenue is derived from the Rich Dad brands. For the years ended December 31, 2016 and 2015, Rich Dad brands provided 74.7% and 77.2% of our revenue, respectively. In addition, we have operations in the U.S., Canada, the United Kingdom and Other foreign markets (See Note 14— Segment Information).

Note 4—Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2016	2015
Land	$782	$782
Buildings	785	785
Software	2,606	2,607
Equipment	1,960	1,926
Furniture and fixtures	335	335
Building and leasehold improvements	1,172	1,170
Property and equipment	7,640	7,605
Less: accumulated depreciation	(6,510)	(6,379)
Property and equipment, net	$1,130	$1,226

Depreciation expense on property and equipment in each of the years ended December 31, 2016 and 2015 was approximately $0.1 million and $0.2 million, respectively.

Note 5—Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2016	2015
Installment notes payable for equipment financing	$42	$52
Long-term debt	42	52
Less: current portion	(11)	(10)
Total long-term debt, net of current portion	$31	$42

The following is a summary of scheduled long-term debt maturities by year (in thousands):

2017	$11
2018	11
2019	12
2020	8
Total long-term debt	$42

Note 6—Share-Based Compensation

The Company has one 2015 Equity Plan, the 2015 Incentive Plan. The financial activity pertaining to our employees and directors under the 2015 Incentive Plan is reflected in our consolidated financial statements, presented herein.

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

During the year ended December 31, 2016 pursuant to the 2015 Incentive Plan we awarded 695,000 shares of restricted stock to our employees, which are subject to a three-year cliff vesting and 90,000 shares of restricted stock to members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.21 for a total grant date fair value of $0.2 million.

During the year ended December 31, 2015 pursuant to the 2015 Incentive Plan we awarded 714,019 shares of restricted stock to our employees, which are subject to a three-year cliff vesting and 208,967 shares of restricted stock to members of the Board of Directors, which are subject to a two-year cliff vesting.

The following table reflects the activity of the restricted shares:

Restricted Stock Activity (in thousands)	Number of shares	Weighted average grant date value
Unvested at December 31, 2014	605	$0.15
Granted	923	0.46
Forfeited	(38)	0.30
Vested	(155)	0.08
Unvested at December 31, 2015	1,335	$0.37
Granted	785	0.21
Forfeited	(150)	0.14
Vested	(323)	0.45
Unvested at December 31, 2016	1,647	$0.30

Compensation Expense and Related Valuation Techniques

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Unrecognized compensation expense associated with unvested share-based awards, consisting entirely of unvested restricted stock, was approximately $347,000 and $350,000 at December 31, 2016 and 2015, respectively.  That cost is expected to be recognized over a weighted-average period of 1.9 years.

Our stock-based compensation expense was approximately $0.2 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). There were no related income tax effects in either year.

Note 7—Employee Benefit Plan

  We have a 401(k) employee savings plan for eligible employees that provide for a matching contribution from us, determined each year at our discretion. The Company did not match, and therefore incurred no expense, during 2016 and 2015.

Note 8—Income Taxes

We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. In the year ended December 31, 2015, we recorded a full valuation allowance against all net deferred tax assets because there was not sufficient evidence to conclude that we would more likely than not realize those assets prior to expiration. In the fourth quarter of 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required. Release of these valuation allowances resulted in $2.4 million of tax benefit. The company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the deferred tax assets in the U.S. and U.K. (Rich Dad Education Limited only). In arriving at the conclusion that we had achieved sustained profitability in the U.S. and U.K. (Rich Dad Education Limited only), we considered the following positive evidence: we were in a cumulative three-year historical income position, we had income in 2016 and projections of book income for the years 2017-2020.

We have retained full valuation allowances of $4.5 million against the deferred tax assets of our Canadian, U.K. (only Tigrent Learning UK Limited), Hong Kong, and South Africa subsidiaries. The most significant negative factor that was considered in determining whether a valuation allowance was required is a cumulative recent history of losses in all jurisdictions for the entities mentioned above.

As of December 31, 2016 and 2015, we had approximately $2.3 million and $3.9 million of federal net operating loss carryforwards, approximately $22.5 million and $25.1 million of foreign net operating loss carryforwards, and approximately $8.7 million and $10.2 million of state net operating loss carryforwards, respectively. The federal loss carryforwards will begin to expire in 2032, the foreign loss carryforwards begin to expire in 2027 and the state net operating loss carryforwards begin to expire in 2024.

Our sources of income (loss) and income tax provision (benefit) are as follows (in thousands):

	Years ended December 31,
	2016	2015
Income (loss) before income taxes:
U.S.	$3,126	$3,552
Non-U.S.	(186)	(6,263)
Total income (loss) before income taxes	$2,940	$(2,711)
Provision (benefit) for taxes:
Current:
Federal	$335	$—
State	21	33
Non-U.S.	—	—
Total current	356	33
Deferred:
Federal	(1,153)	—
State	—	(18)
Non-U.S.	(144)	—
Total deferred	(1,297)	(18)
Total income tax expense (benefit)	$(941)	$15
Effective income tax rate	(32.0)%	(0.6)%

During the years ended December 31, 2016 and 2015, we decreased the valuation allowance by $2.7 million and $0.7 million, respectively.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Years ended December 31,
	2016	2015
Computed expected federal tax expense	$1,029	$(949)
Decrease in valuation allowance	(2,706)	(672)
State income net of federal benefit	108	203
Non-U.S. income taxed at different rates	(51)	848
Uncertain tax positions expense	—	(27)
Foreign exchange adjustment	704	411
Foreign tax rate adjustment	(23)	180
Other	(2)	21
Income tax expense (benefit)	$(941)	$15

During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required. Release of these valuation allowances resulted in $2.4 million of tax benefit, which decreased our effective tax rate by 83.1%, that was offset by tax on current period book income and other permanent and timing differences resulting in an income tax benefit of $0.9 million for the year ended December 31, 2016.

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$4,862	$5,703
Accrued compensation, bonuses, severance	126	336
Allowance for bad debt	46	46
Intangible amortization	57	104
Impaired assets	240	240
Accrued expenses	20	29
Deferred revenue	1,991	2,712
Depreciation	221	241
Charitable Contribution Carryover	97	—
Restricted Stock Awards	3	—
Tax credits	35	97
Valuation allowance	(4,490)	(7,196)
Total deferred tax assets	$3,208	$2,312
Deferred tax liabilities:
Deferred course expenses	$(1,913)	$(2,312)
Total deferred tax liabilities	(1,913)	(2,312)
Net deferred tax asset	$1,295	$—

Deferred tax expense related to the foreign currency translation adjustment for the years ended December 31, 2016 and 2015 was $0.7 million and $0.4 million, respectively, and was fully offset by a corresponding decrease in the valuation allowance with the exception of $0.1 million for Rich Dad Education Limited UK whose valuation allowance was released effective December 31, 2016. These amounts (except for Rich Dad Education Limited UK), which net to zero, are reported in other comprehensive income (loss). The deferred tax assets presented above for net operating losses and credits have been reduced by liabilities for unrecognized tax benefits.

The Company does not expect to repatriate earnings from its foreign subsidiaries because the cumulative earnings and profits of the foreign subsidiaries as of December 31, 2016 and 2015 are negative. Accordingly, no U.S. federal or state income taxes have been provided thereon.

The liability pertaining to uncertain tax positions was $1.6 million and $1.7 million at December 31, 2016 and 2015, respectively. In accordance with GAAP, we recorded expense that increased the total liability pertaining to uncertain tax positions which was more than offset by a decrease in the total liability attributable to foreign currency fluctuations and tax rate adjustments. A significant portion of the liability pertaining to uncertain tax positions is recorded as a reduction of the value of net operating loss carryovers.

We include interest and penalties in the liability for uncertain tax positions. Accrued interest and penalties on uncertain tax positions were approximately $0.1 million at December 31, 2016 and 2015, and is included in other liabilities in the accompanying Consolidated Balance Sheets. If applicable, we recognize interest and penalties related to uncertain tax positions as tax expense.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	As of December 31,
	2016	2015
Unrecognized tax benefits - January 1	$1,717	$1,744
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	(81)	(27)
Unrecognized tax benefits - December 31	$1,636	$1,717

The total liability for unrecognized tax benefits at December 31, 2016 and 2015, is netted against deferred tax assets related to net operating loss carryforwards in the Consolidated Balance Sheets. The total liability for unrecognized tax benefits at December 31, 2016 and 2015, are as follows:

	As of December 31,
	2016	2015
Reduction of net operating loss carryforwards	$1,275	$1,656
Reduction of tax credit carryforwards	—	5
Total reductions of deferred tax assets	1,275	1,661
Noncurrent tax liability (reflected in Other long-term liabilities)	361	56
Total liability for unrecognized tax benefits	$1,636	$1,717

We do not expect any significant changes to unrecognized tax benefits in the next year.

At December 31, 2016 and 2015, the Company estimated $0.1 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

The Company was notified by the Internal Revenue Service that its federal income tax returns for the years 2013-2015 were selected for examination. The Company believes its provision for income taxes is adequate; however any assessment would affect the Company’s results of operations and possibly cash flows.

We were also notified by the Canadian Revenue Agency that our 2014-2016 goods and services tax (GST) and harmonized sales tax (HST) returns are being audited.

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

License Agreement with Martin Roberts

In 2009, we entered into a Talent Endorsement Agreement with Martin Roberts that grants us the exclusive right to use Martin Robert’s, name, image, and likeness, as well as well as the rights to use the name of Mr. Roberts’s published book entitled “Making Money From Property,” in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. The term of the license will continue unless (i) terminated by one party upon the event of a default of the party, or (ii) by either party without cause upon thirty (30) days prior written notice to the other party. Under the License Agreement with Mr. Roberts, we pay Mr. Roberts a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products that are collected within thirty (30) days after a Company-sponsored Martin Roberts-branded event, after deductions for value added taxes, banking charges, returns, refunds, and third party commissions. For sales to clients introduced to us directly by Mr. Roberts and his associated websites as well as other marketing and promotional activities Mr. Roberts or his associated companies may wish to undertake from time to time that are not part of a Company sponsored event and which result in the sale of ours basic training her marketing and promotional activities, Mr. Roberts is entitled to 50% of gross revenue from such sales of directly introduced clients.

Note 10—Capital Stock

Share Capital

Our authorized share capital consists of 200,000,000 shares of Common Stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

As of December 31, 2016, 22,630,927 shares of our Common Stock were outstanding. The outstanding shares of our Common Stock are validly issued, fully paid and non-assessable.

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

In addition, our authorized but unissued common shares could be used by our Board of Directors for defensive purposes against a hostile takeover attempt, including (by way of example) the private placement of shares or the granting of options to purchase shares to persons or entities sympathetic to, or contractually bound to support, management. We have no such present arrangement or understanding with any person. However, our Common Stock have been reserved for issuance upon exercise of stock purchase rights designed to deter hostile takeovers, commonly known as a “poison pill.” See Note 16 - Subsequent Event, for further discussion.

Preferred Stock

As of December 31, 2016, no shares of our preferred stock were outstanding. However, on February 15, 2017, the Company’s Board of Directors adopted a Rights Agreement. See Note 16 - Subsequent Event, for further discussion.

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

We paid placement agent cash fees of 13% or $68,785 of the aggregate proceeds that was received and will pay 5% of all amounts received upon the exercise of the Warrants. We also issued to the placement agent warrants to purchase shares of Common Stock equal to 10% of the total shares sold in the offering, or 95,992 shares, at an initial exercise price of $0.75 per share, subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend. The value of the warrants was $14,866. The placement agent fees and the fair value of the warrants were offset against the proceeds in Additional paid-in capital on our Consolidated Balance Sheets. In connection with this private offering, our placement agent agreement with the placement agent was terminated.

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

Note 11—Earnings Per Share (“EPS”)

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average unvested restricted stock awards outstanding were 1,040,784 and 377,977 for the years ended December 31, 2016 and 2015, respectively. Weighted average unvested restricted stock awards outstanding as of December 31, 2016, are included in the computation of our diluted EPS for the year ended December 31, 2016. For the years ended December 31, 2015, weighted average unvested restricted stock awards outstanding as of December 31, 2015, are not included as a component of diluted EPS as they are anti-dilutive due to net loss position during that year.

The calculations of basic and diluted EPS are as follows:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$3,881	22,133		$(2,726)	20,910
Amounts allocated to unvested restricted shares	(182)	(1,041)		—	—
Amounts available to common stockholders	$3,699	21,092	$0.18	$(2,726)	20,910	$(0.13)
Diluted:
Amounts allocated to unvested restricted shares	182	—		—	—
Non participating share units		1,041			—
Amounts reallocated to unvested restricted shares	(192)	—		—	—
Amounts available to stockholders and assumed conversions	$3,689	22,133	$0.17	$(2,726)	20,910	$(0.13)

Note 12—Fair Value Measurements

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2016 and 2015:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2016	Warrant derivative liabilities	$108,809	$-	$-	$108,809
As of December 31, 2015	Warrant derivative liabilities	$27,266	$-	$-	$27,266

See Note – 13 Derivative Liability, for further discussion.

Note 13—Derivative Liability

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

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	December 31, 2016	December 31, 2015
Market value of stock on measurement date	$0.55	$0.42	$0.25
Risk-free interest rate	1.12%	1.20%	1.31%
Dividend yield	0%	0%	0%
Volatility factor	55%	68.8%	61.0%
Term	3 years	1.5 years	2.5 years

As of December 31, 2016 and 2015, the fair value of the total warrants' derivative liability was $108,809 and $27,266, respectively, and recorded in other accrued expenses in the Consolidated Balance Sheets. We recognized a loss on change of fair value of the derivative liability of $81,543 and a gain on change of fair value of the derivative liability of $136,266 for the years ended December 31, 2016 and 2015, respectively, which is recorded in Other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the derivative liability included in the consolidated balance sheet:

Balance at December 31, 2015	$27,266
Loss on change of fair value	81,543
Balance at December 31, 2016	$108,809

The following table summarizes information about warrants outstanding as of December 31, 2016:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.75
Remaining life (in years)	1.50

Note 14—Segment Information

We manage our business in four operating segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. As such, operating results, as reported below, are reviewed regularly by our Chief Operating Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2016	2015
U.S.	61.4%	66.8%
Canada	3.8%	6.4%
U.K.	19.9%	19.9%
Other foreign markets	14.9%	6.9%
Total consolidated revenue	100%	100%

Operating results for the segments are as follows:

	Years Ended December 31,
	2016	2015
Segment revenue	(In thousands)
United States	$54,746	$58,258
Canada	3,396	5,600
U.K.	17,747	17,306
Other foreign markets	13,307	5,997
Total consolidated revenue	$89,196	$87,161

	Years Ended December 31,
	2016	2015
Segment gross profit contribution *	(In thousands)
United States	$12,959	$14,210
Canada	(40)	1,079
U.K.	2,942	1,763
Other foreign markets	1,667	(3,831)
Total consolidated gross profit	$17,528	$13,221

* Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Years Ended December 31,
	2016	2015
Depreciation and amortization expenses	(In thousands)
United States	$122	$154
Canada	4	5
U.K.	20	26
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$146	$185

	December 31,	December 31,
	2016	2015
Segment identifiable assets	(In thousands)
United States	$12,331	$13,537
Canada	730	846
U.K.	3,508	4,672
Other foreign markets	3,795	2,070
Total consolidated identifiable assets	$20,364	$21,125

For both the years ended December 31, 2016 and 2015, our long-lived assets in the U.S. were approximately $1.2 million in each period. For both the years ended December 31, 2016 and 2015, our international long-lived assets were less than $0.1 million in each period.

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

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015 were $4.3 million and $5.4 million, respectively.

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

Rent expense for the years ended December 31, 2016 and 2015 was approximately $0.8 million and $1.0 million, respectively. Except for a condominium lease with our Chief Executive Officer, there are no other related party leases.

At December 31, 2016, future remaining minimum lease commitments for all non-cancelable operating leases are as follows (in thousands):

2017	$720
2018	438
2019	50
Total minimum lease payments	$1,208

Purchase commitments. From time to time, the Company enters into non-cancelable commitments to purchase professional services, Information Technology licenses and support, and training courses in future periods. The amounts of these non-cancelable commitments made by the Company at December 31, 2016 were approximately $0.7 million. There were no purchase commitments made by the Company at December 31, 2015.

Custodial and Counterparty Risk. The Company is subject to custodial and other potential forms of counterparty risk in respect of a variety of contractual and operational matters.  In the course of ongoing company-wide risk assessment, management monitors the Company arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at December 31, 2016 and 2015 were $3.1 million and $2.9 million, respectively. These balances are included on the Consolidated Balance Sheets in restricted cash in 2016 and 2015. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2016 and 2015, we did not have a CDAR balance.

Litigation. Tigrent Group Inc., Rich Dad Education, LLC, and Tigrent Enterprises Inc. v. Cynergy Holding, LLC, Bank of America, N.A., BA Merchant Services, LLC, BMO Harris Bank, N.A. and Moneris Solutions Corporation, was originally filed in the U.S. District Court for the Eastern District of New York (No. 13 Civ. 03708) on June 28, 2013, but, due to a challenge to federal jurisdiction, was subsequently recommenced in the Supreme Court of New York, County of Queens (No. 703951/2013), on September 19, 2013.  In the lawsuit, we are seeking, among other things, recovery of the $8.3 million in reserve funds withheld from us in connection with credit card processing agreements executed with the Defendant credit card processing entities as well as with Process America (“PA”), a so-called “Independent Sales Organization” that places merchants with credit card processors.  The Amended Complaint alleges that the Defendants breached their contractual obligations to us under our credit card processing agreements by improperly processing and transferring our reserve funds to PA.  We allege that Bank of America and BA Merchant Services are liable for a portion of our total damages arising from these breach of contract claims (approximately $4.7 million), while Cynergy, Harris Bank, and Moneris are liable for the total damages of approximately $8.3 million.  We also allege that Cynergy, Harris Bank and Moneris committed common law fraud and negligent misrepresentation by failing to disclose to us the unauthorized processing and transfers to PA notwithstanding their knowledge of the mishandling of funds and of the fact that PA had failed to maintain the reserve funds as required under the agreements.  Pursuant to both of these claims, we allege that we are entitled to recover the full amount of our damages, as well as, with respect to the fraud claim and punitive damages. Discovery in the proceeding is complete. On June 3, 2016, the Court denied motions for summary judgment filed by the Defendants on our causes of action. The Defendants filed appeals of the denial of their summary judgment motions with the Appellate Division, Second Division of the New York Supreme Court. Briefs have been filed by the parties and we await the setting of oral argument.

Tigrent Group Inc. v. Process America, Inc., Case No 1:12-cv-01314-RLM, filed March 16, 2012 in the U.S. District Court for the Eastern District of New York. In this case we sought the return of the $8.3 million credit card merchant reserve account deposit held by Process America, a so-called “Independent Sales Organization” that places merchants with credit card processors. On November 12, 2012, PA filed for bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (“Bankruptcy Court.”) On December 3, 2012, the Bankruptcy Court obtained jurisdiction of our dispute with PA. On June 21, 2013, the Tigrent Group filed its proof of claim with Bankruptcy Court in the amount of $8.3 million, which claim has not been ruled on by the Court

On September 28, 2016, our affiliates TIGE and Legacy Education Alliance Holdings, Inc. (“Holdings”) entered into a Settlement Agreement and General Release (“Settlement Agreement”) with Drevid, LLC; Michael Schlosser; Rebecca Schlosser; Peter Guitierrez; Ana Guitierez; Ignacio Guigou; and GGE, LLC (collectively the “Drevid Parties”) that resolved two lawsuits that arose out of the our investment in certain real property in Lee County, Florida known as Tranquility Bay, viz., Tranquility Bay of Southwest Florida, LLC v. Gulf Gateway Enterprises, et al., Case No. 11-CA-000342 filed January 28, 2011 in the 20th Judicial Circuit, Lee County, FL Civil Division and Tranquility Bay of Southwest Florida, LLC v. Michael A. Schlosser et al., Case No. 14-CA-003160, filed October 30, 2014 in the Circuit Court of the 20th Judicial Circuit for Lee County, Florida (collectively, the “Tranquility Bay Litigation”). Under the terms of the Settlement Agreement, Holdings conveyed to Drevid, LLC Holdings’s membership interest in Tranquility Bay of Southwest Florida, LLC, a Florida limited liability company with no on-going business activity (“TBSWFL”), without warranty or recourse regarding the assets and liabilities of TBSWFL in exchange for a settlement and release by the Drevid Parties of all claims against TIGE, Holdings, and other related entities and persons, including, but not limited to, claims brought by the Drevid Parties in the Tranquility Bay Litigation. In addition, under the terms of the Settlement Agreement, we received the sum of $45,634 in settlement of an unsatisfied judgment obtained by us in the 2011 case, above, the Drevid Parties are obligated to indemnify us against any claims that might be brought against us by the party to which we transferred Tranquility Bay real property in 2010 up to maximum amount of $450,000, and we are entitled to receive $300,000 from the proceeds of the sale of the Tranquility Bay real property if the Drevid Parties are successful in obtaining control of such property in separate litigation to which we are not a party.

Aloia and Roland , LLP v. Anthony Scott Dunlap, Dunlap Enterprises, LLC, Tranquility Bay of Pine Island, LLC and Tranquility Bay of Southwest Florida, LLC, in the 20th Judicial Circuit for Lee County Florida to (i) enforce the terms of a promissory note in the principal amount of $0.1 million allegedly issued by our affiliate, TBSWF, in payment of attorneys fees allegedly owed by TBSWF to the plaintiff, plus interest and late fees through the date of filing in the combined amount of $0.4 million and (ii) to foreclose on a mortgage placed by Aloia and Roland, LLP on the real property that was owned by TBSWF and transferred in 2010. As a result of the Settlement Agreement entered into with Drevid Parties as referenced in the preceding paragraph, we no longer have an interest in the entity that is a party to this lawsuit.

Watson v. Whitney Education Group, Inc. Russ Whitney, United Mortgage Corporation, Gulfstream Realty and Development, Inc. Douglas Realty, Inc. and Paradise Title Services, Inc., first filed September 21, 2007 in the in 20th Judicial Circuit, Lee County, FL, Case No. 07-CA-011207; Huron River Area Credit Union v. Jeffrey Watson/ Watson v. Whitney Education Group, Inc. and Russell Whitney, Case No. 2008-CA-5870-NC; and Huron River Area Credit Union v. Jeffrey Watson/ Watson v. Whitney Education Group, Inc. and Russell Whitney, Case No. 2008-CA-5877-NC, both filed June 6, 2008 in the 12th Judicial Circuit, Sarasota County, FL Civil Division. In these related cases, Jeffrey Watson (“Watson”) alleged against a subsidiary of the Company causes of action based upon losses Watson alleges he incurred as the result of his purchase of real property from Gulfstream Realty and Development, an entity affiliated with Mr. Whitney, and with whom we had a student referral agreement. On February 6, 2017, we entered into a Settlement Agreement and General Release whereby all claims against the Company and Mr. Whitney were fully and finally settled and released, and all three cases dismissed with prejudice without any admission of wrongdoing in exchange for the payment of $30,000 by the Company to the Plaintiff.

We are involved from time to time in routine legal matters incidental to our business, including disputes with students and requests from state regulatory agencies. Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Note 16—Subsequent Event

On February 15, 2017, the Board of Directors of the Company approved the adoption of a Rights Agreement between the Company and VStock Transfer, LLC, as Rights Agent (as amended from time to time, the “Rights Agreement”).  The Company entered into the Rights Agreement on February 16, 2017. Refer to Form 8-K dated February 17, 2017 for additional information.

We have evaluated significant events and transactions that occurred after the balance sheet date through March 31, 2017 and determined that there were no other events or transactions that would require recognition or disclosure in our consolidated financial statements for the year ended December 31, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2016, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective.

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

(c)	Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2017 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2017 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2017 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2017 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2017 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
2.1	Agreement and Plan of Merger, dated as of November 10, 2014, by and among Priced In Corp., Priced in Corp. Subsidiary, Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.1	Second Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.2	Certificate of Designation of Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
3.3	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.4	Amendment to Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
4.1	Rights Agreement dated as of February 16, 2017, between Legacy Education Alliance, Inc. and VStock Transfer, LLC, which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
10.1	Bill of Sale, Assignment and Assumption Agreement dated as of September 10, 2014, by and between Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.2	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.3	Senior Executive Employment Agreement, dated October 2013, of Anthony C. Humpage	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.4	Assignment of Executive Employment of Anthony C. Humpage, dated November 10, 2014.	Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.5	Royalty Payment Agreement dated March 15, 2013 (1)	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.6	License Agreement, dated September 1, 2013 (1)	Incorporated by reference to Exhibit 10.6 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.7	Settlement and Amendment to the 2013 License Agreement, dated April 22, 2014 (1)	Incorporated by reference to Exhibit 10.7 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.8	Supplement to Talent Endorsement Agreement with Robbie Fowler, dated January 1, 2013 (1)	Incorporated by reference to Exhibit 10.8 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.9	2015 Incentive Plan	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed with the SEC on June 16, 2015.
10.10	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2015.
10.11	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 17, 2015.
10.12 +	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (2015 Incentive Plan)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 22, 2015.
14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 in the Company’s Form 10-K filed with the SEC on March 28, 2016.
21.1	List of Subsidiaries	Filed herewith.
31.1	Section 302 Certification by the Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification by the Executive Vice President and Chief Financial Officer	Filed herewith.
32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+ Executive management contract or compensatory plan or arrangement.

(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

	By:	/s/ ANTHONY C. HUMPAGE
Dated: March 31, 2017		Anthony C. Humpage Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ANTHONY C. HUMPAGE	Chief Executive Officer and Director	March 31, 2017
Anthony C. Humpage

/s/ CHRISTIAN A. J. BAEZA	Chief Financial Officer	March 31, 2017
Christian A. J. Baeza

/s/ JAMES K. BASS	Chairman of the Board of Directors	March 31, 2017
James K. Bass

/s/ CARY SUCOFF	Director	March 31, 2017
Cary Sucoff

/s/ PETER W. HARPER	Director	March 31, 2017
Peter W. Harper

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

