Form 10-Q
period 2017-03-31
Legacy Education Alliance, Inc.
filed 2017-05-15
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒
Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of May 15, 2017: 22,630,927.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward looking statements are often identified by words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future” or similar expressions or by discussions of strategy, plans or intentions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future-including statements related to: our discussions regarding the introduction of additional brands into the U.S. market (e.g., The Independent Woman, Women in Wealth, Brick Buy Brick, and Elite Business Star™ ) which are expected to grow and diversify our U.S. revenue; the development of online courses which are expected to add revenue growth; projections of strong international growth; expected cost savings from symposium fulfillment experience that should lead to increased margins; shortening of course package contracts that should accelerate revenue recognition; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our expectations regarding the impact of general economic conditions on our business are forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate. In addition, to the extent any inconsistency or conflict exists between the information included in this report and the information included in our prior reports and other filings with the SEC, the information contained in this report updates and supersedes such information.

Forward-looking statements are based on current plans, estimates, assumptions and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events.

Presentation of Financial Statements

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or "Legacy" as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including Tigrent Inc., a Colorado corporation (“TIGE”).

This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income (loss), and cash flows of Legacy and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,973	$1,711
Restricted cash	3,669	3,148
Deferred course expenses	9,818	9,067
Prepaid expenses and other current assets	3,707	3,458
Inventory	363	348
Total current assets	20,530	17,732
Property and equipment, net	1,179	1,130
Deferred tax asset, net	1,497	1,295
Other assets	286	207
Total assets	$23,492	$20,364
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,226	$3,344
Royalties payable	322	175
Accrued course expenses	2,296	1,082
Accrued salaries, wages and benefits	857	840
Other accrued expenses	2,406	2,052
Long-term debt, current portion	11	11
Deferred revenue, current portion	55,268	54,389
Total current liabilities	64,386	61,893
Long-term debt, net of current portion	28	31
Deferred revenue, net of current portion	688	235
Other liabilities	591	379
Total liabilities	65,693	62,538
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 22,630,927 and 22,630,927 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	11,124	11,073
Cumulative foreign currency translation adjustment	2,370	2,668
Accumulated deficit	(55,697)	(55,917)
Total stockholders’ deficit	(42,201)	(42,174)
Total liabilities and stockholders’ deficit	$23,492	$20,364

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$22,815	$22,738
Operating costs and expenses:
Direct course expenses	12,829	11,654
Advertising and sales expenses	4,591	5,267
Royalty expenses	893	973
General and administrative expenses	4,341	4,059
Total operating costs and expenses	22,654	21,953
Income from operations	161	785
Other income (expense):
Interest expense, net	(3)	(3)
Other income (expense), net	83	(179)
Total other income (expense), net	80	(182)
Income before income taxes	241	603
Income tax expense	(21)	(10)
Net income	$220	$593

Basic earnings per common share	$0.01	$0.03
Diluted earnings per common share	$0.01	$0.03

Basic weighted average common shares outstanding	21,284	20,961
Diluted weighted average common shares outstanding	22,631	21,846

Comprehensive income/(loss):
Net income	$220	$593
Foreign currency translation adjustments, net of tax of $0	(298)	485
Total comprehensive income (loss)	$(78)	$1,078

 See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2016	22,631	$2	$11,073	$2,668	$(55,917)	$(42,174)
Share-based compensation expense	—	—	51	—	—	51
Foreign currency translation adjustment, net of tax of $0	—	—	—	(298)	—	(298)
Net Income	—	—	—	—	220	220
Balance at March 31, 2017	22,631	$2	$11,124	$2,370	$(55,697)	$(42,201)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$220	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	39
Gain on change in fair value of derivatives	(72)	(5)
Share-based compensation	51	37
Deferred income taxes	(201)	—
Changes in operating assets and liabilities:
Restricted cash	(502)	(454)
Deferred course expenses	(751)	(54)
Prepaid expenses and other receivable	(229)	(261)
Inventory	(12)	30
Other assets	(27)	—
Accounts payable-trade	(143)	1,509
Royalties payable	146	144
Accrued course expenses	1,205	628
Accrued salaries, wages and benefits	16	(271)
Other accrued expenses	432	(589)
Deferred revenue	982	(1,034)
Other liabilities	212	—
Net cash provided by operating activities	1,360	312
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(81)	(20)
Net cash used in investing activities	(81)	(20)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(3)	(2)
Net cash used in financing activities	(3)	(2)
Effect of exchange rate differences on cash	(14)	513
Net increase in cash and cash equivalents	1,262	803
Cash and cash equivalents, beginning of period	$1,711	$4,881
Cash and cash equivalents, end of period	$2,973	$5,684

Supplemental disclosures:
Cash paid during the period for interest	$3	$3
Cash paid during the period for income taxes, net of refunds received	$-	$-

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

Basis of Presentation. The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or "Legacy" as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including TIGE.

The accompanying unaudited condensed consolidated financial statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from our audited consolidated financial statements and does not include all disclosures required under United States of America generally accepted accounting principles (“U.S. GAAP”), for annual financial statements. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance and clarification in regards to the classification of eight types of receipts and payments in the statement of cash flows, including debt repayment or extinguishment costs, settlement of zero-coupon bonds, proceeds from the settlement of insurance claims, distributions received from equity method investees and cash receipts from beneficial interest in securitization transactions. This standard is effective for fiscal years and interim periods beginning after December 15, 2017 and will be applied using a retrospective transition method to each period presented. Early adoption is permitted. We expect to adopt this standard when effective, and do not expect this guidance to have a significant impact on our financial statements.

In March 2016, FASB issued ASU No 2016-09 “Compensation – Stock compensation.” The new guidance is intended to simplify some provisions in stock compensation accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption was permitted. We adopted this standard in the first quarter of 2017. The adoption of this guidance did not have a significant impact on our financial statements. As permitted by the standard, we will account for forfeitures of share-based payments when they occur.

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

In January 2016, the FASB issued ASU No 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” Financial Instruments – Overall (Subtopic 825-10). The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report changes in the fair value of their own liabilities in other comprehensive income instead of earnings, and this is the only provision of the update for which the FASB is permitting early adoption. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements.

Note 3 - Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period.

Share-based compensation expenses related to our restricted stock grants were $51.0 thousand and $37.0 thousand for the three months ended March 31, 2017 and 2016, respectively, which are reported as a separate line item in the condensed consolidated statement of changes in stockholders’ deficit.

See Note 6 - Share-Based Compensation, in the Notes to Consolidated Financial Statements for the year ended December 31, 2016, included in our 2016 Annual Report for further discussion.

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average unvested restricted stock awards outstanding were 1,346,746 and 885,486 for the three months ended March 31, 2017 and 2016, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Net Income	Weighted Average Shares Outstanding	Earmings Per Share	Net Income	Weighted Average Shares Outstanding	Earmings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$220	22,631		$593	21,846
Amounts allocated to unvested restricted shares	(13)	(1,347)		(24)	(885)
Amounts available to common stockholders	$207	21,284	$0.01	$569	20,961	$0.03
Diluted:
Amounts allocated to unvested restricted shares	13	—		24	—
Non participating share units		1,347			885
Amounts reallocated to unvested restricted shares	(14)	—		—	—
Amounts available to stockholders and assumed conversions	$206	22,631	$0.01	$593	21,846	$0.03

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2017	Warrant derivative liabilities	$37,008	$-	$-	$37,008
As of December 31, 2016	Warrant derivative liabilities	$108,809	$-	$-	$108,809

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

See Note – 6 Derivative Liability, for further discussion.

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

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	March 31, 2017	December 31, 2016
Market value of stock on measurement date	$0.55	$0.42	$0.42
Risk-free interest rate	1.12%	1.03%	1.20%
Dividend yield	0%	0%	0%
Volatility factor	55%	66.4%	68.8%
Term	3 years	1.25 years	1.5 years

As of March 31, 2017 and December 31, 2016, the fair value of the total warrants' derivative liability is $37,008 and $108,809, respectively, and recorded in other accrued expenses in the Condensed Consolidated Balance Sheets. We recognized a gain on the derivative liability of $71,801 and $5,186 for the three months ended March 31, 2017 and 2016, which is recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the derivative liability included in other accrued expenses in the Condensed Consolidated Balance Sheets:

Balance at December 31, 2016	$108,809
Gain on change of fair value	(71,801)
Balance at March 31, 2017	$37,008

The following table summarizes information about warrants outstanding as of March 31, 2017:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.75
Remaining life (in years)	1.25

Note 7 - Income Taxes

Income tax expense was $21.0 thousand and $10.0 thousand for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate was 8.7% and 1.7% for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

During the three months ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required. Release of these valuation allowances resulted in a $2.4 million tax benefit, partially offset by tax on current period book income and other permanent and timing differences resulting in an income tax benefit. Release of the valuation allowances decreased our effective tax rate by 83.1%.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, valuation allowances of $4.5 million have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance decreased by $0.5 million for the three months ended March 31, 2016. There was no change in valuation allowance during the three months ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, we had total unrecognized tax benefits of $1.7 million, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.6 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the three months ended March 31, 2017 and 2016, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

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

Note 8 - Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. Cash balances as of March 31, 2017 and December 31, 2016, including foreign subsidiaries, without FDIC coverage were $2.4 million and $1.0 million, respectively.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 74.5% and 74.0% for the three months ended March 31, 2017 and 2016, respectively. In addition, we have operations in the U.S., Canada, the United Kingdom and other foreign markets (see Note 9 — Segment Information).

Note 9 - Segment Information

We manage our business in four operating segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. As such, operating results, as reported below, are reviewed regularly by our Chief Operating Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2017	2016
U.S.	57.2%	63.4%
Canada	2.7%	5.1%
U.K.	22.3%	22.2%
Other foreign markets	17.8%	9.3%
Total consolidated revenue	100%	100%

Operating results for the segments are as follows:

	Three Months Ended March 31,
Segment revenue	2017	2016
	(In thousands)
United States	$13,048	$14,424
Canada	612	1,155
U.K.	5,101	5,049
Other foreign markets	4,054	2,110
Total consolidated revenue	$22,815	$22,738

	Three Months Ended March 31,
	2017	2016
Segment gross profit contribution *	(In thousands)
United States	$2,601	$3,706
Canada	(36)	195
U.K.	1,516	1,479
Other foreign markets	421	(536)
Total consolidated gross profit	$4,502	$4,844

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three Months Ended March 31,
	2017	2016
Depreciation and amortization expenses	(In thousands)
United States	$28	$33
Canada	1	1
U.K.	4	5
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$33	$39

	March 31,	December 31,
	2017	2016
Segment identifiable assets	(In thousands)
United States	$12,004	$12,331
Canada	857	730
U.K.	9,618	3,508
Other foreign markets	1,013	3,795
Total consolidated identifiable assets	$23,492	$20,364

Note 10 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $0.9 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at March 31, 2017 and December 31, 2016, were $3.6 million and $3.1 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2017 and December 31, 2016, we did not have a CDAR balance.

Purchase commitments. From time to time, the Company enters into non-cancelable commitments to purchase professional services, information technology licenses and support, and training courses in future periods. The amounts of these non-cancelable commitments made by the Company at March 31, 2017 and December 31, 2016 were approximately $0.4 million and $0.7 million, respectively.

Litigation. We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

A substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows. While the outcome of these proceedings cannot be predicted with certainty, we do not expect any of these existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. There have been no material changes to the legal proceedings disclosed in the litigation section of Note 15 - Commitments and Contingencies, in the Notes to Consolidated Financial Statements for the year ended December 31, 2016, included in our 2016 Annual Report.

Watson v. Whitney Education Group, Inc. Russ Whitney, United Mortgage Corporation, Gulfstream Realty and Development, Inc. Douglas Realty, Inc. and Paradise Title Services, Inc., first filed September 21, 2007 in the 20th Judicial Circuit, Lee County, FL, Case No. 07-CA-011207; Huron River Area Credit Union v. Jeffrey Watson/ Watson v. Whitney Education Group, Inc. and Russell Whitney, Case No. 2008-CA-5870-NC; and Huron River Area Credit Union v. Jeffrey Watson/ Watson v. Whitney Education Group, Inc. and Russell Whitney, Case No. 2008-CA-5877-NC, both filed June 6, 2008 in the 12th Judicial Circuit, Sarasota County, FL Civil Division. In these related cases, Jeffrey Watson (“Watson”) alleged against a subsidiary of the Company causes of action based upon losses Watson alleges he incurred as the result of his purchase of real property from Gulfstream Realty and Development, an entity affiliated with Mr. Whitney, and with whom we had a student referral agreement. On February 6, 2017, we entered into a Settlement Agreement and General Release whereby all claims against the Company and Mr. Whitney were fully and finally settled and released, and all three cases dismissed with prejudice without any admission of wrongdoing in exchange for the payment of $30,000 by the Company to the Plaintiff.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

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

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer 10 brands, which include:

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad® Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors that can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Brick Buy Brick™: Initially launched in the UK, Brick Buy Brick is now also available in the U.S. Canada and the other foreign markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

●	The Independent Woman™: Developed by women for women, is based on the teachings and principles of Kim Kiyosaki, investor, entrepreneur, and bestselling author of Rich Woman and It's Rising Time, The Independent Women program imparts the principles and strategies essential for potential financial independence.

●	Trade Up Investor Education™: Built on the belief that a successful investor is an educated investor and developed in partnership with Investor's Business Daily®, a leading financial news and research organization since 1984, students are offered educational training designed to help them increase their knowledge of stock and options trading.

●	Elite Business Star™: Elite Business Star is designed to help individuals grow their business through a variety of business strategies including marketing, asset protection, and business financing.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Revenue	$22,815	$22,738
Operating costs and expenses:
Direct course expenses	12,829	11,654
Advertising and sales expenses	4,591	5,267
Royalty expenses	893	973
General and administrative expenses	4,341	4,059
Total operating costs and expenses	22,654	21,953
Income from operations	161	785
Other income (expense):
Interest expense, net	(3)	(3)
Other income (expense), net	83	(179)
Total other income (expense), net	80	(182)
Income before income taxes	241	603
Income tax expense	(21)	(10)
Net income	$220	$593

Basic earnings per common share	$0.01	$0.03
Diluted earnings per common share	$0.01	$0.03

Basic weighted average common shares outstanding	21,284	20,961
Diluted weighted average common shares outstanding	22,631	21,846

Comprehensive income (loss):
Net income	$220	$593
Foreign currency translation adjustments, net of tax of $0	(298)	485
Total comprehensive income (loss)	$(78)	$1,078

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended March 31,
	2017	2016
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	56.2	51.3
Advertising and sales expenses	20.1	23.2
Royalty expenses	3.9	4.3
General and administrative expenses	19.0	17.8
Total operating costs and expenses	99.2	96.6
Income from operations	0.8	3.4
Other income (expense):
Other income (expense), net	0.3	(0.8)
Total other income (expense), net	0.3	(0.8)
Income before income taxes	1.1	2.6
Income tax expense	(0.1)	—
Net income	1.0%	2.6%

Outlook

Cash sales were $24.4 million for the three months ended March 31, 2017 compared to $21.3 million for the three months ended March 31, 2016, an increase of $3.1 million or 14.6%. The increase was driven primarily by a $2.9 million increase in our Other Foreign Markets segment and a $1.8 million increase in our U.K. segment, which was partially offset by a $1.1 million decrease in our U.S. segment and a $0.5 million decrease in our Canada segment. We believe that cash sales remain an important metric when evaluating our operating performance. Pursuant to U.S. GAAP, we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program. Our students pay for their courses in full up-front or through payment agreements with independent third parties.

We anticipate cash sales to increase throughout 2017, particularly as new brands gain greater traction in our more established markets, and as we continue to expand internationally and hone our selling and marketing strategy in new markets.

OPERATING SEGMENTS

We operate in four operating segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2017	2016
U.S.	57.2%	63.4%
Canada	2.7%	5.1%
U.K.	22.3%	22.2%
Other foreign markets	17.8%	9.3%
Total consolidated revenue	100%	100%

	Three Months Ended March 31,
	2017	2016
Segment revenue	(In thousands)
United States	$13,048	$14,424
Canada	612	1,155
U.K.	5,101	5,049
Other foreign markets	4,054	2,110
Total consolidated revenue	$22,815	$22,738

United States

Over the past several years, our U.S. business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $11.5 million and $12.9 million or as a percentage of total segment revenue was 88.3% and 89.5% for the three months ended March 31, 2017 and 2016. The majority pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education. We are continuing to develop non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Brick, Elite Business Star™ and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

The U.S. segment revenue was $13.0 million and $14.4 million or as a percentage of total revenue was 57.2% and 63.4% for the three months ended March 31, 2017 and 2016. The decrease in revenue of $1.4 million or 9.7% during the three months ended March 31, 2017 compared to the same period in 2016, was due to a decrease in recognition of revenue from expired contracts of $0.8 million or 37.0%, the $0.3 million or 100.0% decline in revenue, as a result of the change in our revenue recognition policy with regards to DVD fulfillment and decreased attendance (i.e. fulfillment) of $0.3 million or 1.9%.

Canada

Similar to the U.S. segment, our Canadian segment's revenue primarily consists of Rich Dad branded offerings. Revenue derived from the Rich Dad brands was $0.5 million and $1.0 million or as a percentage of total segment revenue was 84.4% and 89.2% for the three months ended March 31, 2017 and 2016. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The Canadian segment revenue was $0.6 million and $1.2 million or as a percentage of total revenue was 2.7% and 5.1% for the three months ended March 31, 2017 and 2016. The decrease in revenue of $0.6 million or 50.0% during the three months ended March 31, 2017 compared to the same period in 2016, was due to the decline in recognition of revenue from expired contracts of $0.4 million or 122.4% and $0.2 million or 22.4% decline in revenue due to decreased attendance (i.e. fulfillment).

U.K.

 In contrast to our U.S. and Canadian segments, our U.K. segment is more diversified amongst several different brands. Revenue derived from the Rich Dad brands was $1.4 million and $1.7 million or as a percentage of total segment revenue was 28.4% and 34.4% for the three months ended March 31, 2017 and 2016. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $5.1 million and $5.0 million or as a percentage of total revenue was 22.3% and 22.2% for the three months ended March 31, 2017 and 2016. The increase of $0.1 million in revenue for the three months ended March 31, 2017 compared to the same period in 2016, was due to increased attendance (i.e. fulfillment) of $0.3 million or 7.5%, partially offset by decrease in recognition of revenue from expired contracts of $0.2 million or 16.5%.

Other Foreign Markets

We operate in other foreign markets, including Australia and New Zealand and European, Asian and African countries. Our Other Foreign Markets segment is gaining traction and has shown significant growth in revenue. The go to market strategy initially focused primarily on our proprietary brands and as we established a market presence diversified our offerings to include the Rich Dad brands. Revenue derived from the Rich Dad brands was $3.5 million and $1.2 million or as a percentage of total segment revenue was 86.8% and 54.7% for the three months ended March 31, 2017 and 2016.

The Other Foreign Markets segment revenue was $4.1 million and $2.1 million or as a percentage of total revenue was 17.8% and 9.3% for the three months ended March 31, 2017 and 2016. The increase in revenue of $2.0 million or 95.2% during the three months ended March 31, 2017 compared to the same period in 2016, was due to increased attendance (i.e. fulfillment) of $1.6 million or 78.3% and increase in recognition of revenue from expired contracts of $0.3 million.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

Revenue was $22.8 million for the three months ended March 31, 2017 compared to $22.7 million for the three months ended March 31, 2016. Revenue increased $0.1 million or 0.4% during the three months ended March 31, 2017 compared to the same period in 2016. The increase in revenue was due to increased attendance (i.e. fulfillment) of $1.5 million or 8.0%, which was partially offset by the decrease in recognition of revenue from expired contracts of $1.1 million or 27.3% and the decline in recognition of revenue of $0.3 million, due to the change in our revenue recognition policy with regards to DVD fulfillment.

Cash sales were $24.4 million for the three months ended March 31, 2017 compared to $21.3 million for the three months ended March 31, 2016, an increase of $3.1 million or 14.6%. The increase was driven primarily by a $2.9 million increase in our Other Foreign Markets segment and a $1.8 million increase in our U.K. segment, which was partially offset by a $1.1 million decrease in our U.S. segment and a $0.5 million decrease in our Canada segment.

Operating Expenses

Total operating costs and expenses were $22.7 million for the three months ended March 31, 2017 compared to $22.0 million for the three months ended March 31, 2016, an increase of $0.7 million or 3.2%. The increase was primarily due to a $1.1 million increase in direct course expenses and a $0.4 million increase in general and administrative expenses, partially offset by a $0.7 million decrease in advertising and sales expenses, and a $0.1 million decrease in royalty expense.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $12.8 million for the three months ended March 31, 2017 compared to $11.7 million for the three months ended March 31, 2016, an increase of $1.1 million or 9.4%, which was primarily related to an increase in commissions due to increased cash sales.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing direct mail and radio advertising continued during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $4.6 million for the three months ended March 31, 2017 compared to $5.3 million for the three months ended March 31, 2016, a decrease of $0.7 million, or 13.2%. As a percentage of revenue, advertising and sales expenses were 20.1% and 23.2% of revenue for the three months ended March 31, 2017 and 2016, a decrease of 3.1%.

Royalty expenses

We have licensing and related agreements with Rich Dad Operating Company ("RDOC"), whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $0.9 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016, a decrease of $0.1 million, or 10.0%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $4.4 million for the three months ended March 31, 2017 compared to $4.0 million for the three months ended March 31, 2016, an increase of $0.4 million, or 10.0%. The increase was primarily driven by $0.3 million for the implementation of our new ERP system which commenced in October 2016.

Income tax expense

Income tax expense was $21.0 thousand and $10.0 thousand for the three months ended March 31, 2017 and 2016. Our effective tax rate was 8.7% and 1.7% for the three months ended March 31, 2017 and 2016. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required. See Note 7 Income Taxes, for further information.

 We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, valuation allowances of $4.5 million have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance decreased by $0.5 million for the three months ended March 31, 2016. There was no change in valuation allowance during the three months ended March 31, 2017.

Net income

Net income was $0.2 million or $0.01 per basic and diluted common share for the three months ended March 31, 2017, compared to a net income of $0.6 million or $0.03 per basic and diluted common share for the three months ended March 31, 2016, a decrease in net income of $0.4 million or $0.02 per basic and diluted common share. The decrease in net income was primarily driven by $0.3 million increase in general and administrative expenses related to the implementation of our new ERP system.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	1,360	312
Net cash used in investing activities	(81)	(20)
Net cash used in financing activities	(3)	(2)
Effect of foreign currency exchange rates	(14)	513
Net increase in cash and cash equivalents	1,262	803

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $1.4 million in the three months ended March 31, 2017 compared to net cash provided by operating activities of $0.3 million in the three months ended March 31, 2016, representing a period-over-period increase of $1.1 million. This increase was primarily the result of an increase in current liabilities for deferred revenue in 2017 as a result of increased cash sales.

Investing Cash Flows

Net cash used in investing activities totaled $81.0 thousand in the three months ended March 31, 2017 and $20.0 thousand in the three months ended March 31, 2016, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2017 and December 31, 2016 was 100.0% equity.

Net cash used in financing activities totaled $3.0 thousand in the three months ended March 31, 2017 compared to net cash used in financing activities of $2.0 thousand in the three months ended March 31, 2016.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance will continue for the foreseeable future. As of March 31, 2017 and December 31, 2016, our consolidated current deferred revenue was $55.3 million and $54.4 million.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of March 31, 2017, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 10 Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company's equity securities during the three months ended March 31, 2017.

Item 6. Exhibits

Exhibit Number	Description
10.1	Talent Endorsement Agreement with Martin Roberts, dated April 20, 2017 (Incorporated by reference to Exhibit 10.10 in the Company’s Form 10 filed with the SEC on May 12, 2017)
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2017 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: May 15, 2017	By:	/s/ ANTHONY C. HUMPAGE
Anthony C. Humpage Chief Executive Officer and Director

Dated: May 15, 2017	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Chief Financial Officer

