Form 10-Q
period 2017-06-30
Legacy Education Alliance, Inc.
filed 2017-08-14
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55790

LEGACY EDUCATION ALLIANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	39-2079974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1612 Cape Coral Parkway East, Cape Coral, FL 33904	(239) 542-0643
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of August 14, 2017: 23,030,929.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward looking statements are often identified by words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future” or similar expressions or by discussions of strategy, plans or intentions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future-including statements related to: our discussions regarding the introduction of additional brands into the U.S. market (e.g., The Independent Woman, Women in Wealth and Brick Buy Brick) which are expected to grow and diversify our U.S. revenue; the development of online courses which are expected to add revenue growth; projections of strong international growth; expected cost savings from symposium fulfillment experience that should lead to increased margins; shortening of course package contracts that should accelerate revenue recognition; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our expectations regarding the impact of general economic conditions on our business are forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,705	$1,711
Restricted cash	3,403	3,148
Deferred course expenses	9,711	9,067
Prepaid expenses and other current assets	4,083	3,458
Inventory	373	348
Total current assets	22,275	17,732
Property and equipment, net	1,170	1,130
Deferred tax asset, net	1,563	1,295
Other assets	305	207
Total assets	$25,313	$20,364
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,049	$3,344
Royalties payable	376	175
Accrued course expenses	1,840	1,082
Accrued salaries, wages and benefits	1,127	840
Other accrued expenses	2,583	2,052
Long-term debt, current portion	11	11
Deferred revenue, current portion	57,397	54,389
Total current liabilities	66,383	61,893
Long-term debt, net of current portion	26	31
Deferred revenue, net of current portion	555	235
Other liabilities	479	379
Total liabilities	67,443	62,538
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,030,929 and 22,630,927 shares issued and outstanding at June 30, 2017 and December 31, 2016	2	2
Additional paid-in capital	11,180	11,073
Cumulative foreign currency translation adjustment	1,390	2,668
Accumulated deficit	(54,702)	(55,917)
Total stockholders’ deficit	(42,130)	(42,174)
Total liabilities and stockholders’ deficit	$25,313	$20,364

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$24,780	$23,375	$47,595	$46,113
Operating costs and expenses:
Direct course expenses	13,007	12,584	25,836	24,238
Advertising and sales expenses	5,131	5,322	9,722	10,589
Royalty expenses	1,639	1,070	2,532	2,043
General and administrative expenses	4,231	3,685	8,572	7,744
Total operating costs and expenses	24,008	22,661	46,662	44,614
Income from operations	772	714	933	1,499
Other income (expense):
Interest income (expense), net	(2)	1	(5)	(2)
Other income, net	69	319	152	140
Total other income, net	67	320	147	138
Income before income taxes	839	1,034	1,080	1,637
Income tax benefit/(expense)	156	(9)	135	(19)
Net income	$995	$1,025	$1,215	$1,618

Basic earnings per common share	$0.04	$0.05	$0.05	$0.08
Diluted earnings per common share	$0.04	$0.04	$0.05	$0.07

Basic weighted average common shares outstanding	21,284	20,961	21,284	20,961
Diluted weighted average common shares outstanding	22,763	21,846	22,697	21,846

Comprehensive income/(loss):
Net income	$995	$1,025	$1,215	$1,618
Foreign currency translation adjustments, net of tax of $0	(980)	1,474	(1,278)	1,959
Total comprehensive income (loss)	$15	$2,499	$(63)	$3,577

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency	Accumulated	Total stockholders’
	Shares	Amount	capital	translation	deficit	deficit
Balance at December 31, 2016	22,631	$2	$11,073	$2,668	$(55,917)	$(42,174)
Share-based compensation expense	400	—	107	—	—	107
Foreign currency translation adjustment, net of tax of $0	—	—	—	(1,278)	—	(1,278)
Net Income	—	—	—	—	1,215	1,215
Balance at June 30, 2017	23,031	$2	$11,180	$1,390	$(54,702)	$(42,130)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,215	$1,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65	78
Gain on change in fair value of derivatives	(87)	(3)
Share-based compensation	107	74
Deferred income taxes	(264)	(1)
Changes in operating assets and liabilities:
Restricted cash	(186)	(721)
Deferred course expenses	(487)	(161)
Prepaid expenses and other receivable	(539)	(447)
Inventory	(18)	180
Other assets	(27)	(3)
Accounts payable-trade	(388)	2,153
Royalties payable	201	103
Accrued course expenses	725	390
Accrued salaries, wages and benefits	280	(618)
Other accrued expenses	656	(1,124)
Deferred revenue	1,832	(2,089)
Other liabilities	100	—
Net cash provided by (used in) operating activities	3,185	(571)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(103)	(37)
Net cash used in investing activities	(103)	(37)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(5)	(5)
Net cash used in financing activities	(5)	(5)
Effect of exchange rate differences on cash	(83)	703
Net increase in cash and cash equivalents	2,994	90
Cash and cash equivalents, beginning of period	$1,711	$4,881
Cash and cash equivalents, end of period	$4,705	$4,971

Supplemental disclosures:
Cash paid during the period for interest	$5	$5
Cash paid during the period for income taxes, net of refunds received	$30	$34

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

New Accounting Standards

In July 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-11, I “Accounting for Certain Financial Instruments With Down Round Features” and II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception”. This standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements and expect to adopt this standard when effective.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations,” which clarifies the definition of a Business and improves the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. This standard is effective for fiscal years and interim periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. Early adoption is permitted only for the transactions that have not been reported in financial statements that have been issued or made available for issuance. We are currently evaluating the effect that the adoption of this standard will have on our financial statements and expect to adopt this standard when effective.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB delayed the effective date of its revenue recognition standard to be effective for fiscal years and interim periods beginning after December 15, 2017. The standard allows companies to choose either full retrospective or modified retrospective adoption method. We expect to adopt this guidance when effective using modified retrospective adoption method. We have reviewed the accounting for training and service sales, and for product sales, while we are still in the process of finalizing our review results, we do not expect the adoption of this guidance to have a significant impact on our financial statements.

Note 3 - Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period.

Share-based compensation expenses related to our restricted stock grants were $56.0 thousand and $37.0 thousand for the three months ended June 30, 2017 and 2016, and $107.0 thousand and $74.0 thousand for the six months ended June 30, 2017 and 2016, which are reported as a separate line item in the condensed consolidated statement of changes in stockholders’ deficit.

During the three months ended June 30, 2017 pursuant to the 2015 Incentive Plan we awarded 280,002 shares of restricted stock to our employees, which are subject to a three-year cliff vesting and 120,000 shares of restricted stock to members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.33 for a total grant date fair value of $0.1 million.

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average unvested restricted stock awards outstanding were 1,478,615 and 885,486 for the three months ended June 30, 2017 and 2016, and 1,413,045 and 885,486 for the six months ended June 30, 2017 and 2016.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
		Weighted			Weighted
		Average	Earnings		Average	Earnings
	Net	Shares	Per		Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$995	22,763		$1,025	21,846
Amounts allocated to unvested restricted shares	(65)	(1,479)		(42)	(885)
Amounts available to common stockholders	$930	21,284	$0.04	$983	20,961	$0.05
Diluted:
Amounts allocated to unvested restricted shares	65	—		42	—
Non participating share units		1,479			885
Amounts reallocated to unvested restricted shares	(69)	—		(43)	—
Amounts available to stockholders and assumed conversions	$926	22,763	$0.04	$982	21,846	$0.04

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
		Weighted			Weighted
		Average	Earnings		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$1,215	22,697		$1,618	21,846
Amounts allocated to unvested restricted shares	(76)	(1,413)		(66)	(885)
Amounts available to common stockholders	$1,139	21,284	$0.05	$1,552	20,961	$0.08
Diluted:
Amounts allocated to unvested restricted shares	76	—		66	—
Non participating share units		1,413			885
Amounts reallocated to unvested restricted shares	(81)	—		(68)	—
Amounts available to stockholders and assumed conversions	$1,134	22,697	$0.05	$1,550	21,846	$0.07

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2017	Warrant derivative liabilities	$21,384	$-	$-	$21,384
As of December 31, 2016	Warrant derivative liabilities	$108,809	$-	$-	$108,809

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

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	June 30, 2017	December 31, 2016
Market value of stock on measurement date	$0.55	$0.32	$0.42
Risk-free interest rate	1.12%	1.24%	1.20%
Dividend yield	0%	0%	0%
Volatility factor	55%	72.1%	68.8%
Term	3 years	1.0 year	1.5 years

As of June 30, 2017 and December 31, 2016, the fair value of the total warrants' derivative liability is $21,384 and $108,809, and recorded in other accrued expenses in the Condensed Consolidated Balance Sheets. We recognized a gain on the derivative liability of $15,624 for the three months ended June 30, 2017 and a loss on the derivative liability of $2,363 for the three months ended June 30, 2016. We recognized a gain on derivative liability of $87,425 and $2,823 for the six months ended June 30, 2017 and 2016. We record gain and loss on the derivative liability in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the derivative liability included in other accrued expenses in the Condensed Consolidated Balance Sheets:

Balance at December 31, 2016	$108,809
Gain on change of fair value	(87,425)
Balance at June 30, 2017	$21,384

The following table summarizes information about warrants outstanding as of June 30, 2017:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.75
Remaining life (in years)	1.00

Note 7 - Income Taxes

The Company recorded an income tax benefit of $156.0 thousand and income tax expense of $9.0 thousand for the three months ended June 30, 2017 and 2016. The Company recorded an income tax benefit of $135.0 thousand and income tax expense of $19.0 thousand for the six months ended June 30, 2017 and 2016. Our effective tax rate was (18.6)% and 0.9% for the three months ended June 30, 2017 and 2016, and (12.5)% and 1.2% for the six months ended June 30, 2017 and 2016. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

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

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, valuation allowances of $4.0 million and $4.5 million, have been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.5 million and $1.1 million for the six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, we had total unrecognized tax benefits of $1.7 million, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.5 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the six months ended June 30, 2017 and 2016, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

The Company was notified by the Internal Revenue Service that its federal income tax returns for the years 2013-2015 were selected for examination. The Company believes its provision for income taxes is adequate; however any assessment would affect the Company’s results of operations and possibly its cash flows.

We were also notified by the Canadian Revenue Agency that our 2014-2016 goods and services tax (GST) and harmonized sales tax (HST) returns are being audited.

Note 8 - Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. Cash balances as of June 30, 2017 and December 31, 2016, including foreign subsidiaries, without FDIC coverage were $3.3 million and $1.0 million.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 70.2% and 75.5% for the three months ended June 30, 2017 and 2016, and 72.3% and 74.7% for the six months ended June 30, 2017 and 2016. In addition, we have operations in the U.S., Canada, the United Kingdom and other foreign markets (see Note 9 — Segment Information).

Note 9 - Segment Information

We manage our business in four operating segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. As such, operating results, as reported below, are reviewed regularly by our Chief Operating Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2017	2016	2017	2016
U.S.	55.3%	62.8%	56.2%	63.1%
Canada	2.1%	3.7%	2.4%	4.4%
U.K.	22.5%	19.1%	22.4%	20.6%
Other foreign markets	20.1%	14.4%	19.0%	11.9%
Total consolidated revenue	100%	100%	100%	100%

Operating results for the segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment revenue	(In thousands)		(In thousands)
United States	$13,704	$14,683	$26,752	$29,107
Canada	528	861	1,140	2,016
U.K.	5,563	4,464	10,664	9,513
Other foreign markets	4,985	3,367	9,039	5,477
Total consolidated revenue	$24,780	$23,375	$47,595	$46,113

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment gross profit contribution *	(In thousands)		(In thousands)
United States	$2,144	$3,419	$4,745	$7,125
Canada	—	(156)	(36)	39
U.K.	1,800	534	3,316	2,013
Other foreign markets	1,059	602	1,480	66
Total consolidated gross profit	$5,003	$4,399	$9,505	$9,243

* Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization expenses	(In thousands)		(In thousands)
United States	$26	$33	$54	$66
Canada	1	1	2	2
U.K.	5	5	9	10
Other foreign markets	—	—	—	—
Total consolidated depreciation and amortization expenses	$32	$39	$65	$78

	June 30,	December 31,
	2017	2016
Segment identifiable assets	(In thousands)
United States	$11,742	$12,331
Canada	798	730
U.K.	6,942	3,508
Other foreign markets	5,831	3,795
Total consolidated identifiable assets	$25,313	$20,364

Note 10 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $1.6 million and $1.1 million for the three months ended June 30, 2017 and 2016, and $2.5 million and $2.1 million for the six months ended June 30, 2017 and 2016.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at June 30, 2017 and December 31, 2016, were $3.4 million and $3.1 million. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At June 30, 2017 and December 31, 2016, we did not have a CDAR balance.

Purchase commitments. From time to time, the Company enters into non-cancelable commitments to purchase professional services, information technology licenses and support, and training courses in future periods. The amounts of these non-cancelable commitments made by the Company at June 30, 2017 and December 31, 2016 were approximately $0.1 million and $0.7 million.

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

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer 10 brands, which include:

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad® Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors that can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Brick Buy Brick™: Initially launched in the UK, Brick Buy Brick is now also available in the U.S., Canada and the other foreign markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

●	The Independent Woman™: Developed by women for women, is based on the teachings and principles of Kim Kiyosaki, investor, entrepreneur, and bestselling author of Rich Woman and It's Rising Time, The Independent Women program imparts the principles and strategies essential for potential financial independence.

●	Trade Up Investor Education™: Built on the belief that a successful investor is an educated investor and developed in partnership with Investor's Business Daily®, a leading financial news and research organization since 1984, students are offered educational training designed to help them increase their knowledge of stock and options trading.

Recent Developments

We voluntarily filed a Form 10 Registration Statement with the Securities and Exchange Commission ("SEC") on May 12, 2017, and Amendment No 1 to Form 10 on June 27, 2017, to register our common stock, par value $0.0001 per share under the Securities Exchange Act of 1934. On July 11, 2017, we announced that the filed Form 10 Registration Statement was effective on that day. A copy of the Form 10 Registration Statement is available on the Company’s website at (http://ir.legacyeducationalliance.com/all-sec-filings).

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$24,780	$23,375	$47,595	$46,113
Operating costs and expenses:
Direct course expenses	13,007	12,584	25,836	24,238
Advertising and sales expenses	5,131	5,322	9,722	10,589
Royalty expenses	1,639	1,070	2,532	2,043
General and administrative expenses	4,231	3,685	8,572	7,744
Total operating costs and expenses	24,008	22,661	46,662	44,614
Income from operations	772	714	933	1,499
Other income (expense):
Interest income (expense), net	(2)	1	(5)	(2)
Other income, net	69	319	152	140
Total other income, net	67	320	147	138
Income before income taxes	839	1,034	1,080	1,637
Income tax benefit/(expense)	156	(9)	135	(19)
Net income	$995	$1,025	$1,215	$1,618

Basic earnings per common share	$0.04	$0.05	$0.05	$0.08
Diluted earnings per common share	$0.04	$0.04	$0.05	$0.07

Basic weighted average common shares outstanding	21,284	20,961	21,284	20,961
Diluted weighted average common shares outstanding	22,763	21,846	22,697	21,846

Comprehensive income/(loss):
Net income	$995	$1,025	$1,215	$1,618
Foreign currency translation adjustments, net of tax of $0	(980)	1,474	(1,278)	1,959
Total comprehensive income (loss)	$15	$2,499	$(63)	$3,577

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	52.5	53.8	54.3	52.6
Advertising and sales expenses	20.7	22.7	20.4	22.9
Royalty expenses	6.6	4.6	5.3	4.4
General and administrative expenses	17.1	15.8	18.0	16.8
Total operating costs and expenses	96.9	96.9	98.0	96.7
Income from operations	3.1	3.1	2.0	3.3
Other income (expense):
Other income, net	0.2	1.3	0.3	0.3
Total other income (expense), net	0.2	1.3	0.3	0.3
Income before income taxes	3.3	4.4	2.3	3.6
Income tax benefit/(expense)	0.6	—	0.3	(0.1)
Net income	3.9%	4.4%	2.6%	3.5%

Outlook

Cash sales were $51.2 million for the six months ended June 30, 2017 compared to $44.0 million for the six months ended June 30, 2016, an increase of $7.2 million or 16.4%. The increase was driven primarily by a $4.6 million increase in our Other Foreign Markets segment, a $1.9 million increase in our U.S. segment, and a $1.4 million increase in our U.K. segment, which was partially offset by a $0.7 million decrease in our Canada segment. We believe that cash sales remain an important metric when evaluating our operating performance. Pursuant to U.S. GAAP, we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program. Our students pay for their courses in full up-front or through payment agreements with independent third parties.

We anticipate cash sales to increase throughout 2017, particularly as new brands gain greater traction in our more established markets, and as we continue to expand internationally and hone our selling and marketing strategy in new markets.

OPERATING SEGMENTS

We operate in four operating segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2017	2016	2017	2016
U.S.	55.3%	62.8%	56.2%	63.1%
Canada	2.1%	3.7%	2.4%	4.4%
U.K.	22.5%	19.1%	22.4%	20.6%
Other foreign markets	20.1%	14.4%	19.0%	11.9%
Total consolidated revenue	100%	100%	100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenue	2017	2016	2017	2016
	(In thousands)		(In thousands)
United States	$13,704	$14,683	$26,752	$29,107
Canada	528	861	1,140	2,016
U.K.	5,563	4,464	10,664	9,513
Other foreign markets	4,985	3,367	9,039	5,477
Total consolidated revenue	$24,780	$23,375	$47,595	$46,113

United States

Over the past several years, our U.S. business shifted its focus from relying primarily on Rich Dad™ Education brand offerings and as our new proprietary brands gain greater traction in our more established markets, and as we continue to expand internationally the mix of revenue will become more diversified. We have developed and introduced into the market non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Bric, and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole. Revenue derived from the Rich Dad brands was $12.3 million and $12.8 million or as a percentage of total segment revenue was 89.8% and 87.2% for the three months ended June 30, 2017 and 2016, and $23.8 million and $25.7 million or as a percentage of total segment revenue was 89.1% and 88.3% for the six months ended June 30, 2017 and 2016. The majority of the revenue derived from the Rich Dad™ Education brand offerings pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education.

The U.S. segment revenue was $13.7 million and $14.7 million or as a percentage of total revenue was 55.3% and 62.8% for the three months ended June 30, 2017 and 2016, and $26.8 million and $29.1 million or as a percentage of total revenue was 56.2% and 63.1% for the six months ended June 30, 2017 and 2016. The decrease in revenue of $1.0 million or 6.8% during the three months ended June 30, 2017 compared to the same period in 2016, was due to a decrease in recognition of revenue from expired contracts of $0.8 million or 36.5% and decreased attendance (i.e. fulfillment) of $0.2 million or 1.4%. The decrease in revenue of $2.3 million or 7.9% during the six months ended June 30, 2017 compared to the same period in 2016, was primarily due to a decrease in recognition of revenue from expired contracts of $1.6 million or 37.0%, and decreased attendance (i.e. fulfillment) of $0.5 million or 2.0%.

Canada

Similar to the U.S. segment, our Canadian segment's revenue primarily consists of Rich Dad™ Education branded offerings. Revenue derived from the Rich Dad brands was $0.4 million and $0.7 million or as a percentage of total segment revenue was 85.0% and 85.5% for the three months ended June 30, 2017 and 2016, and $1.0 million and $1.8 million or as a percentage of total segment revenue was 84.7% and 87.6% for the six months ended June 30, 2017 and 2016. The majority of the revenue derived from the Rich Dad™ Education brand offerings pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education.

The Canadian segment revenue was $0.5 million and $0.8 million or as a percentage of total revenue was 2.1% and 3.7% for the three months ended June 30, 2017 and 2016, and $1.1 million and $2.0 million or as a percentage of total revenue was 2.4% and 4.4% for the six months ended June 30, 2017 and 2016. The decrease in revenue of $0.3 million or 37.5% for the three months ended June 30, 2017 compared to the same period in 2016, was due to the decline in revenue as a result of decreased attendance (i.e. fulfillment). The decrease in revenue of $0.9 million or 45.0% for the six months ended June 30, 2017 compared to the same period in 2016, was primarily due to due to the decline in recognition of revenue from expired contracts of $0.4 million or 128.8% and decreased attendance (i.e. fulfillment) of $0.4 million or 24.6%.

U.K.

In contrast to our U.S. and Canadian segments, our U.K. segment's revenue is more diversified amongst our brand offerings. Revenue derived from the Rich Dad™ Education branded offerings was $1.2 million and $1.5 million or as a percentage of total segment revenue was 21.2% and 34.0% for the three months ended June 30, 2017 and 2016, and $2.6 million and $3.3 million or as a percentage of total segment revenue was 24.6% and 34.2% for the six months ended June 30, 2017 and 2016. The majority of the revenue derived from the Rich Dad™ Education brand offerings pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education.

The U.K. segment revenue was $5.6 million and $4.5 million or as a percentage of total revenue was 22.5% and 19.1% for the three months ended June 30, 2017 and 2016, and $10.7 million and $9.5 million or as a percentage of total revenue was 22.4% and 20.6% for the six months ended June 30, 2017 and 2016. The increase in revenue of $1.1 million or 24.4% during the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to increase in recognition of revenue from expired contracts $1.3 million, partially offset by the decline in revenue due to decreased attendance (i.e. fulfillment) of $0.2 million or 4.3%. The increase in revenue of $1.2 million or 12.6% during the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to increase in recognition of revenue from expired contracts of $1.1 million or 75.1% and increased attendance (i.e. fulfillment) of $0.1 million or 1.3%.

Other Foreign Markets

We operate in other foreign markets, including Australia and New Zealand and European, Asian and African countries. Our Other Foreign Markets segment is gaining traction and has shown significant growth in revenue. The go to market strategy initially focused primarily on our proprietary brands and as we established a market presence that diversified our offerings to include the Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $3.5 million and $2.6 million or as a percentage of total segment revenue was 69.5% and 76.5% for the three months ended June 30, 2017 and 2016, and $7.0 million and $3.7 million or as a percentage of total segment revenue was 77.3% and 68.1% for the six months ended June 30, 2017 and 2016.

The Other Foreign Markets segment revenue was $5.0 million and $3.4 million or as a percentage of total revenue was 20.1% and 14.4% for the three months ended June 30, 2017 and 2016, and $9.0 million and $5.5 million or as a percentage of total revenue was 19.0% and 11.9% for the six months ended June 30, 2017 and 2016. The increase in revenue of $1.6 million or 47.1% during the three months ended June 30, 2017 compared to the same period in 2016, was due to increase in recognition of revenue from expired contracts of $1.2 million and increased attendance (i.e. fulfillment) of $0.4 million or 13.3%. The increase in revenue of $3.5 million or 63.6% during the six months ended June 30, 2017 compared to the same period in 2016, was due to increased attendance (i.e. fulfillment) of $2.0 million or 38.1% and increase in recognition of revenue from expired contracts of $1.5 million.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue

Revenue was $24.8 million for the three months ended June 30, 2017 compared to $23.4 million for the three months ended June 30, 2016. Revenue increased $1.4 million or 6.0% during the three months ended June 30, 2017 compared to the same period in 2016. The increase in revenue was due to increase in recognition of revenue from expired contracts of $1.7 million or 80.5%, which was partially offset by the decreased attendance (i.e. fulfillment) of $0.3 million or 1.1%.

Cash sales were $26.8 million for the three months ended June 30, 2017 compared to $22.7 million for the three months ended June 30, 2016, an increase of $4.1 million or 18.1%. The increase was driven primarily by a $3.0 million increase in our U.S. segment and a $1.8 million increase in our Other Foreign Markets segment, which was partially offset by a $0.3 million and a $0.4 million decline in our Canada and U.K. segments.

Operating Expenses

Total operating costs and expenses were $24.0 million for the three months ended June 30, 2017 compared to $22.7 million for the three months ended June 30, 2016, an increase of $1.3 million or 5.7%, which is consistent with the increase in revenue. The increase was primarily due to a $0.6 million increase in royalty expense, a $0.5 million increase in general and administrative expenses, of which $0.3 million was due to our new Enterprise Resource Planning ("ERP") system upgrade, and a $0.4 million increase in direct course expenses, partially offset by a $0.2 million decrease in advertising and sales expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $13.0 million for the three months ended June 30, 2017 compared to $12.6 million for the three months ended June 30, 2016, an increase of $0.4 million or 3.2%, which was primarily related to an increase in commissions due to increased cash sales.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing direct mail and radio advertising continued during the three months ended June 30, 2017, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $5.1 million for the three months ended June 30, 2017 compared to $5.3 million for the three months ended June 30, 2016, a decrease of $0.2 million, or 3.8%. As a percentage of revenue, advertising and sales expenses were 20.7% and 22.7% of revenue for the three months ended June 30, 2017 and 2016, a decrease of 2.0%.

Royalty expenses

We have licensing and related agreements with Rich Dad Operating Company ("RDOC"), whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.7 million for the three months ended June 30, 2017 compared to $1.1 million for the three months ended June 30, 2016, an increase of $0.6 million, or 54.5%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $4.2 million for the three months ended June 30, 2017 compared to $3.7 million for the three months ended June 30, 2016, an increase of $0.5 million, or 13.5%. The increase was primarily driven by $0.3 million for the implementation of our new ERP system, which commenced in October 2016.

Income tax expense

The Company recorded an income tax benefit of $156.0 thousand and income tax expense of $9.0 thousand for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate was (18.6)% and 0.9% for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, valuation allowances of $4.0 million and $4.5 million, have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance decreased by $0.5 million and $0.6 million for the three months ended June 30, 2017 and 2016. See Note 7 Income Taxes, for further information.

Net income

Net income was $1.0 million or $0.04 per basic and diluted common share for the three months ended June 30, 2017 consistent with net income of $1.0 million or $0.05 per basic and $0.04 per diluted common share for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

Revenue was $47.6 million for the six months ended June 30, 2017 compared to $46.1 million for the six months ended June 30, 2016. Revenue increased $1.5 million or 3.3% during the six months ended June 30, 2017 compared to the same period in 2016. The increase in revenue was due to increased attendance (i.e. fulfillment) of $1.3 million or 3.2% and increase in recognition of revenue from expired contracts of $0.6 million or 9.3%, which was partially offset by the decline in recognition of revenue of $0.4 million, due to the change in our revenue recognition policy with regards to DVD fulfillment.

Cash sales were $51.2 million for the six months ended June 30, 2017 compared to $44.0 million for the six months ended June 30, 2016, an increase of $7.2 million or 16.4%. The increase was driven primarily by a $4.6 million increase in our Other Foreign Markets segment, a $1.9 million increase in our U.S. segment and a $1.4 million increase in our U.K. segment, which was partially offset by a $0.7 million decrease in our Canada segment.

Operating Expenses

Total operating costs and expenses were $46.7 million for the six months ended June 30, 2017 compared to $44.6 million for the six months ended June 30, 2016, an increase of $2.1 million or 4.7%. The increase was primarily due to a $1.7 million increase in direct course expenses, a $0.9 million increase in general and administrative expenses, of which $0.6 million was due to our new ERP system upgrade, and a $0.4 million increase in royalty expense, partially offset by a $0.9 million decrease in advertising and sales expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $25.9 million for the six months ended June 30, 2017 compared to $24.2 million for the six months ended June 30, 2016, an increase of $1.7 million or 7.0%, which was primarily related to an increase in commissions due to increased cash sales.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing direct mail and radio advertising continued during the six months ended June 30, 2017, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the United Kingdom, Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $9.7 million for the six months ended June 30, 2017 compared to $10.6 million for the six months ended June 30, 2016, a decrease of $0.9 million, or 8.5%. As a percentage of revenue, advertising and sales expenses were 20.4% and 22.9% of revenue for the six months ended June 30, 2017 and 2016, a decrease of 2.5%.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $2.5 million for the six months ended June 30, 2017 compared to $2.1 million for the six months ended June 30, 2016, an increase of $0.4 million, or 19.0%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $8.6 million for the six months ended June 30, 2017 compared to $7.7 million for the six months ended June 30, 2016, an increase of $0.9 million, or 11.7%. The increase was primarily driven by $0.6 million for the implementation of our new ERP system, which commenced in October 2016.

Income tax expense

The Company recorded an income tax benefit of $135.0 thousand and income tax expense of $19.0 thousand for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was (12.5)% and 1.2% for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, valuation allowances of $4.0 million and $4.5 million, have been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.5 million and $1.1 million for the six months ended June 30, 2017 and 2016. See Note 7 Income Taxes, for further information.

Net income

Net income was $1.2 million or $0.05 per basic and diluted common share for the six months ended June 30, 2017 compared to a net income of $1.6 million or $0.08 per basic and $0.07 per diluted common share for the six months ended June 30, 2016, a decrease in net income of $0.4 million or $0.03 per basic and $0.02 per diluted common share. The decrease in net income was primarily driven by $0.6 million increase in general and administrative expenses related to the implementation of our new ERP system.

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

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our relatively modest operating cash flows during the past two years combined, we have needed to manage our cash position to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, seasonality, and fluctuations in foreign currency exchange rates. Based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will be sufficient to fund our expected financial obligations and anticipated liquidity requirements. During 2014, in the U.S., we entered into agreements with third-party financing companies that provide our customers with financing options not previously available to them for the purchase of our products and services. This source of funds for our customers had a positive impact on both our revenue and operating cash flows and we expect it to continue to have a positive impact on our business going forward.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	3,185	(571)
Net cash used in investing activities	(103)	(37)
Net cash used in financing activities	(5)	(5)
Effect of exchange rates differences on cash	(83)	703
Net increase in cash and cash equivalents	2,994	90

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $3.2 million in the six months ended June 30, 2017 compared to net cash used in operating activities of $0.6 million in the six months ended June 30, 2016, representing a period-over-period increase of $3.8 million. This increase was primarily the result of an increase in current liabilities for deferred revenue in 2017 as a result of increased cash sales.

Investing Cash Flows

Net cash used in investing activities was $103.0 thousand in the six months ended June 30, 2017 and $37.0 thousand in the six months ended June 30, 2016, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2017 and December 31, 2016 was 100.0% equity.

Net cash used in financing activities was $5.0 thousand in the six months ended June 30, 2017 and 2016.

We expect that our working capital deficit, which is primarily the result of our deferred revenue balance will continue for the foreseeable future. As of June 30, 2017 and December 31, 2016, our consolidated current deferred revenue was $57.4 million and $54.4 million.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of June 30, 2017, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company's equity securities during the three months ended June 30, 2017.

Item 6. Exhibits

Exhibit Number	Description
10.1	Talent Endorsement Agreement with Martin Roberts, dated April 20, 2017 (Incorporated by reference to Exhibit 10.10 in the Company’s Form 10 filed with the SEC on May 12, 2017)
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2017 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: August 14, 2017	By:	/s/ ANTHONY C. HUMPAGE
Anthony C. Humpage Chief Executive Officer and Director

Dated: August 14, 2017	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Chief Financial Officer

