Form 10-Q/A
period 2017-03-31
Legacy Education Alliance, Inc.
filed 2017-11-14
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Legacy Education Alliance, Inc., the “Company,” is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits.” We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”). Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on May 15, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

We have determined that our previously reported results for the quarter ended March 31, 2017 overstated Revenue, understated Direct Course Expense, Total Operating Costs and Expenses, overstated Income from Operations, Income Before Income Taxes, Net Income, Basic and Diluted Earnings Per Share, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) and Deferred Course Expenses, Total Current Assets, Total Assets, understated Deferred Revenue (current portion), Total Current Liabilities, and Total Liabilities on the Condensed Consolidated Balance Sheets (Unaudited). We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

Index to Quarterly Report

on Form 10-Q/A for

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

This Form 10-Q/A includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income (loss), and cash flows of Legacy and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,973	$1,711
Restricted cash	3,669	3,148
Deferred course expenses	9,784	9,067
Prepaid expenses and other current assets	3,707	3,458
Inventory	363	348
Total current assets	20,496	17,732
Property and equipment, net	1,179	1,130
Deferred tax asset, net	1,508	1,295
Other assets	286	207
Total assets	$23,469	$20,364
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,226	$3,344
Royalties payable	322	175
Accrued course expenses	2,296	1,082
Accrued salaries, wages and benefits	857	840
Other accrued expenses	2,406	2,052
Long-term debt, current portion	11	11
Deferred revenue, current portion	56,118	54,389
Total current liabilities	65,236	61,893
Long-term debt, net of current portion	28	31
Deferred revenue, net of current portion	688	235
Other liabilities	248	379
Total liabilities	66,200	62,538
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 22,630,927 and 22,630,927 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	11,124	11,073
Cumulative foreign currency translation adjustment	2,370	2,668
Accumulated deficit	(56,227)	(55,917)
Total stockholders’ deficit	(42,731)	(42,174)
Total liabilities and stockholders’ deficit	$23,469	$20,364

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Restated)
Revenue	$21,965	$22,738
Operating costs and expenses:
Direct course expenses	12,863	11,654
Advertising and sales expenses	4,591	5,267
Royalty expenses	893	973
General and administrative expenses	4,341	4,059
Total operating costs and expenses	22,688	21,953

Income (loss) from operations	(723)	785
Other income (expense):
Interest expense, net	(3)	(3)
Other income (expense), net	83	(179)
Total other income (expense), net	80	(182)
Income (loss) before income taxes	(643)	603
Income tax benefit (expense)	333	(10)
Net income (loss)	$(310)	$593

Basic earnings (loss) per common share	$(0.01)	$0.03
Diluted earnings (loss) per common share	$(0.01)	$0.03

Basic weighted average common shares outstanding	22,631	20,961
Diluted weighted average common shares outstanding	22,631	21,846

Comprehensive income/(loss):
Net income (loss)	$(310)	$593
Foreign currency translation adjustments, net of tax of $0	(298)	485
Total comprehensive income (loss)	$(608)	$1,078

 See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2016	22,631	$2	$11,073	$2,668	$(55,917)	$(42,174)
Share-based compensation expense	—	—	51	—	—	51
Foreign currency translation adjustment, net of tax of $0	—	—	—	(298)	—	(298)
Net Loss (Restated)	—	—	—	—	(310)	(310)
Balance at March 31, 2017 (Restated)	22,631	$2	$11,124	$2,370	$(56,227)	$(42,731)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(310)	$593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33	39
Gain on change in fair value of derivatives	(72)	(5)
Share-based compensation	51	37
Deferred income taxes	(555)	—
Changes in operating assets and liabilities:
Restricted cash	(502)	(454)
Deferred course expenses	(717)	(54)
Prepaid expenses and other receivable	(229)	(261)
Inventory	(12)	30
Other assets	(27)	—
Accounts payable-trade	(143)	1,509
Royalties payable	146	144
Accrued course expenses	1,205	628
Accrued salaries, wages and benefits	16	(271)
Other accrued expenses	432	(589)
Deferred revenue	1,832	(1,034)
Other liabilities	212	—
Net cash provided by operating activities	1,360	312
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(81)	(20)
Net cash used in investing activities	(81)	(20)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(3)	(2)
Net cash used in financing activities	(3)	(2)
Effect of exchange rate differences on cash	(14)	513
Net increase in cash and cash equivalents	1,262	803
Cash and cash equivalents, beginning of period	$1,711	$4,881
Cash and cash equivalents, end of period	$2,973	$5,684

Supplemental disclosures:
Cash paid during the period for interest	$3	$3
Cash paid during the period for income taxes, net of refunds received	$-	$-

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

Note 4 - Earnings Per Share (“EPS”) (Restated)

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

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(310)	22,631		$593	21,846
Amounts allocated to unvested restricted shares				(24)	(885)
Amounts available to common stockholders	$(310)	22,631	$(0.01)	$569	20,961	$0.03
Diluted:
Amounts allocated to unvested restricted shares		—		24	—
Non participating share units					885
Amounts reallocated to unvested restricted shares		—		—	—
Amounts available to stockholders and assumed conversions	$(310)	22,631	$(0.01)	$593	21,846	$0.03

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

Note 7 - Income Taxes (Restated)

The company recorded an income tax benefit of $333.0 thousand and an income tax expense of $10.0 thousand for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate was (51.8)% and 1.7% for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

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

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 73.0% and 74.0% for the three months ended March 31, 2017 and 2016, respectively. In addition, we have operations in the U.S., Canada, the United Kingdom and other foreign markets (see Note 9 — Segment Information).

Note 9 - Segment Information (Restated)

We manage our business in four operating segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. As such, operating results, as reported below, are reviewed regularly by our Chief Operating Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2017	2016
U.S.	54.8%	63.4%
Canada	2.9%	5.1%
U.K.	24.4%	22.2%
Other foreign markets	17.9%	9.3%
Total consolidated revenue	100%	100%

Operating results for the segments are as follows:

	Three Months Ended March 31,
Segment revenue	2017	2016
	(In thousands)
United States	$12,044	$14,424
Canada	638	1,155
U.K.	5,355	5,049
Other foreign markets	3,928	2,110
Total consolidated revenue	$21,965	$22,738

	Three Months Ended March 31,
	2017	2016
Segment gross profit contribution *	(In thousands)
United States	$1,593	$3,706
Canada	(40)	195
U.K.	1,770	1,479
Other foreign markets	295	(536)
Total consolidated gross profit	$3,618	$4,844

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three Months Ended March 31,
	2017	2016
Depreciation and amortization expenses	(In thousands)
United States	$28	$33
Canada	1	1
U.K.	4	5
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$33	$39

	March 31,	December 31,
	2017	2016
Segment identifiable assets	(In thousands)
United States	$12,011	$12,331
Canada	827	730
U.K.	9,618	3,508
Other foreign markets	1,013	3,795
Total consolidated identifiable assets	$23,469	$20,364

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

Note 11 - Restatements

The Company is restating its Condensed Consolidated Balance Sheet as of March 31, 2017, and the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), Condensed Consolidated Statement of Changes in Stockholders' Deficit, and Condensed Consolidated Statement of Cash Flow for the period ended March 31, 2017. The restatement shows the previously filed financial statements, the restatement adjustments and as restated columns for the Condensed Consolidated Balance Sheet as of March 31, 2017, and the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), Condensed Consolidated Statement of Changes in Stockholders' Deficit, and Condensed Consolidated Statement of Cash Flow for the period ended March 31, 2017. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified errors related to revenue, deferred revenue, and deferred expenses that affected the timing of our recognition of revenue and deferred transactions that impacted the first quarter of 2017. The errors relate to our assessment of revenue recognition, deferred revenue, and deferred expenses associated with our student attendance (i.e. fulfillment) and expired contracts. The restatement also reflects the correction of errors related to the income tax effects of such revenue errors as well as the correction of certain other tax items in the quarter ended March 31, 2017.

The following table represents the Condensed Consolidated Balance Sheet as previously reported, restatement adjustments, and as restated as of March 31, 2017:

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	As Previously Reported March 31, 2017	Restatement Adjustments		As Restated March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,973	$		$2,973
Restricted cash	3,669			3,669
Deferred course expenses	9,818		(34)	9,784
Prepaid expenses and other current assets	3,707			3,707
Inventory	363			363
Total current assets	20,530		(34)	20,496
Property and equipment, net	1,179			1,179
Deferred tax asset, net	1,497		11	1,508
Other assets	286			286
Total assets	$23,492		$(23)	$23,469
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,226	$		$3,226
Royalties payable	322			322
Accrued course expenses	2,296			2,296
Accrued salaries, wages and benefits	857			857
Other accrued expenses	2,406			2,406
Long-term debt, current portion	11			11
Deferred revenue, current portion	55,268		850	56,118
Total current liabilities	64,386		850	65,236
Long-term debt, net of current portion	28			28
Deferred revenue, net of current portion	688			688
Other liabilities	591		(343)	248
Total liabilities	65,693		507	66,200
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—		—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 22,630,927 and 22,630,927 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2			2
Additional paid-in capital	11,124			11,124
Cumulative foreign currency translation adjustment	2,370			2,370
Accumulated deficit	(55,697)		(530)	(56,227)
Total stockholders’ deficit	(42,201)		(530)	(42,731)
Total liabilities and stockholders’ deficit	$23,492		$(23)	$23,469

The following table represents the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as previously reported, restatement adjustments, and as restated as of March 31, 2017:

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$22,815	$(850)	$21,965
Operating costs and expenses:
Direct course expenses	12,829	34	12,863
Advertising and sales expenses	4,591		4,591
Royalty expenses	893		893
General and administrative expenses	4,341		4,341
Total operating costs and expenses	22,654	34	22,688
Income (loss) from operations	161	(884)	(723)
Other income (expense):
Interest expense, net	(3)		(3)
Other income, net	83		83
Total other income, net	80		80
Income (loss) before income taxes	241	(884)	(643)
Income tax benefit (expense)	(21)	354	333
Net income (loss)	$220	$(530)	$(310)

Basic earnings (loss) per common share	$0.01	$(0.02)	$(0.01)
Diluted earnings (loss) per common share	$0.01	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	21,284		22,631
Diluted weighted average common shares outstanding	22,631		22,631

Comprehensive income/(loss):
Net income (loss)	$220	$(530)	$(310)
Foreign currency translation adjustments, net of tax of $0	(298)		(298)
Total comprehensive income (loss)	$(78)	$(530)	$(608)

The following table represents the Condensed Consolidated Statement of Changes in Stockholders' Deficit as previously reported, restatement adjustments, and as restated as of March 31, 2017:

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

			Additional	Cumulative		Total		Total
	Common stock		paid-in	foreign	Accumulated	stockholder		stockholder
	Shares	Amount	capital	adjustment	deficit	deficit		deficit
						As
						Previously	Restatement	As
						reported	Adjustments	Restated
Balance at December 31, 2016	22,631	$2	$11,073	$2,668	$(55,917)	$(42,174)	-	$(42,174)
Share-based compensation expense	—	—	51	—	—	51	-	51
Foreign currency translation adjustment, net of tax of $0	—	—	—	(298)	—	(298)	-	(298)
Net Income (loss)	—	—	—	—	220	220	(530)	(310)
Balance at March 31, 2017 (Restated)	22,631	$2	$11,124	$2,370	$(55,697)	$(42,201)	(530)	$(42,731)

The following table represents the Condensed Consolidated Statement of Cash Flow as previously reported, restatement adjustments, and as restated as of March 31, 2017:

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	As			As
	previously	Restatement	As	previously
	reported	Adjustments	Restated	reported
	2017	2017	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$220	$(530)	$(310)	$593
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33		33	39
Gain on change in fair value of derivatives	(72)		(72)	(5)
Share-based compensation	51		51	37
Deferred income taxes	(201)	(354)	(555)	—
Changes in operating assets and liabilities:
Restricted cash	(502)		(502)	(454)
Deferred course expenses	(751)	34	(717)	(54)
Prepaid expenses and other receivable	(229)		(229)	(261)
Inventory	(12)		(12)	30
Other assets	(27)		(27)	—
Accounts payable-trade	(143)		(143)	1,509
Royalties payable	146		146	144
Accrued course expenses	1,205		1,205	628
Accrued salaries, wages and benefits	16		16	(271)
Other accrued expenses	432		432	(589)
Deferred revenue	982	850	1,832	(1,034)
Other liabilities	212		212	—
Net cash provided by operating activities	1,360	-	1,360	312
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(81)		(81)	(20)
Net cash used in investing activities	(81)	-	(81)	(20)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(3)		(3)	(2)
Net cash used in financing activities	(3)	-	(3)	(2)
Effect of exchange rate differences on cash	(14)		(14)	513
Net increase in cash and cash equivalents	1,262	-	1,262	803
Cash and cash equivalents, beginning of period	$1,711	$-	$1,711	$4,881
Cash and cash equivalents, end of period	$2,973	$-	$2,973	$5,684

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
(in thousands, except per share data)	Restated
Revenue	$21,965	$22,738
Operating costs and expenses:
Direct course expenses	12,863	11,654
Advertising and sales expenses	4,591	5,267
Royalty expenses	893	973
General and administrative expenses	4,341	4,059
Total operating costs and expenses	22,688	21,953
Income (loss) from operations	(723)	785
Other income (expense):
Interest expense, net	(3)	(3)
Other income (expense), net	83	(179)
Total other income (expense), net	80	(182)
Income (loss) before income taxes	(643)	603
Income tax benefit (expense)	333	(10)
Net income (loss)	$(310)	$593

Basic earnings (loss) per common share	$(0.01)	$0.03
Diluted earnings (loss) per common share	$(0.01)	$0.03

Basic weighted average common shares outstanding	22,631	20,961
Diluted weighted average common shares outstanding	22,631	21,846

Comprehensive income (loss):
Net income (loss)	$(310)	$593
Foreign currency translation adjustments, net of tax of $0	(298)	485
Total comprehensive income (loss)	$(608)	$1,078

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended March 31,
	2017	2016
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	58.5	51.3
Advertising and sales expenses	20.9	23.2
Royalty expenses	4.1	4.3
General and administrative expenses	19.8	17.8
Total operating costs and expenses	103.3	96.6
Income (loss) from operations	(3.3)	3.4
Other income (expense):
Other income (expense), net	0.4	(0.8)
Total other income (expense), net	0.4	(0.8)
Income (loss) before income taxes	(2.9)	2.6
Income tax benefit	1.5	—
Net income (loss)	(1.4)%	2.6%

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

OPERATING SEGMENTS

We operate in four operating segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
	2017	2016
Segment revenue	(In thousands)
United States	$12,044	$14,424
Canada	638	1,155
U.K.	5,355	5,049
Other foreign markets	3,928	2,110
Total consolidated revenue	$21,965	$22,738

	Three Months Ended March 31,
As a percentage of total revenue	2017	2016
U.S.	54.8%	63.4%
Canada	2.9%	5.1%
U.K.	24.4%	22.2%
Other foreign markets	17.9%	9.3%
Total consolidated revenue	100%	100%

United States

Over the past several years, our U.S. business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $10.5 million and $12.9 million or as a percentage of total segment revenue was 87.3% and 89.5% for the three months ended March 31, 2017 and 2016. The majority pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education. We are continuing to develop non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Brick, Elite Business Star™ and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

The U.S. segment revenue was $12.0 million and $14.4 million or as a percentage of total revenue was 54.8% and 63.4% for the three months ended March 31, 2017 and 2016. The decrease in revenue of $2.4 million or 16.7% during the three months ended March 31, 2017 compared to the same period in 2016, was due to a decrease in recognition of revenue due to decreased attendance (i.e. fulfillment) of $1.2 million or 10.4%, a decline in recognition of revenue from expired contracts of $0.9 million or 37.0% and as a result of the change in our revenue recognition policy with regards to DVD fulfillment and decreased attendance (i.e. fulfillment) of $0.3 million or 100%.

Canada

Similar to the U.S. segment, our Canadian segment's revenue primarily consists of Rich Dad branded offerings. Revenue derived from the Rich Dad brands was $0.5 million and $1.0 million or as a percentage of total segment revenue was 86.8% and 89.2% for the three months ended March 31, 2017 and 2016. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The Canadian segment revenue was $0.6 million and $1.2 million or as a percentage of total revenue was 2.9% and 5.1% for the three months ended March 31, 2017 and 2016. The decrease in revenue of $0.6 million or 50.0% during the three months ended March 31, 2017 compared to the same period in 2016, was due to the decline in revenue due to decreased attendance (i.e. fulfillment) of $0.4 million or 38.3% and the decline in recognition of revenue from expired contracts of $0.2 million or 64.4%.

U.K.

In contrast to our U.S. and Canadian segments, our U.K. segment is more diversified amongst several different brands. Revenue derived from the Rich Dad brands was $1.6 million and $1.7 million or as a percentage of total segment revenue was 29.5% and 34.4% for the three months ended March 31, 2017 and 2016. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $5.4 million and $5.0 million or as a percentage of total revenue was 24.4% and 22.2% for the three months ended March 31, 2017 and 2016. The increase of $0.4 million in revenue for the three months ended March 31, 2017 compared to the same period in 2016, was due to increased attendance (i.e. fulfillment) of $0.6 million or 14.4%, partially offset by decrease in recognition of revenue from expired contracts of $0.2 million or 16.5%.

Other Foreign Markets

We operate in other foreign markets, including Australia and New Zealand and European, Asian and African countries. Our Other Foreign Markets segment is gaining traction and has shown significant growth in revenue. The go to market strategy initially focused primarily on our proprietary brands and as we established a market presence diversified our offerings to include the Rich Dad brands. Revenue derived from the Rich Dad brands was $3.4 million and $1.2 million or as a percentage of total segment revenue was 86.4% and 54.7% for the three months ended March 31, 2017 and 2016.

The Other Foreign Markets segment revenue was $3.9 million and $2.1 million or as a percentage of total revenue was 17.9% and 9.3% for the three months ended March 31, 2017 and 2016. The increase in revenue of $1.8 million or 85.7% during the three months ended March 31, 2017 compared to the same period in 2016, was due to increased attendance (i.e. fulfillment) of $1.5 million or 72.2% and increase in recognition of revenue from expired contracts of $0.3 million.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

Revenue was $21.9 million for the three months ended March 31, 2017 compared to $22.7 million for the three months ended March 31, 2016. Revenue decreased $0.8 million or 3.5% during the three months ended March 31, 2017 compared to the same period in 2016. The decrease in revenue was due to the decrease in recognition of revenue from expired contracts of $1.0 million or 23.1% and the decline in recognition of revenue of $0.3 million, due to the change in our revenue recognition policy with regards to DVD fulfillment, this was partially offset by the increase in attendance (i.e. fulfillment) of $0.5 million or 2.5%

Cash sales were $24.4 million for the three months ended March 31, 2017 compared to $21.3 million for the three months ended March 31, 2016, an increase of $3.1 million or 14.6%. The increase was driven primarily by a $2.9 million increase in our Other Foreign Markets segment and a $1.8 million increase in our U.K. segment, which was partially offset by a $1.1 million decrease in our U.S. segment and a $0.5 million decrease in our Canada segment.

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

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $12.9 million for the three months ended March 31, 2017 compared to $11.7 million for the three months ended March 31, 2016, an increase of $1.2 million or 10.3%, which was primarily related to an increase in commissions due to increased cash sales.

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

Advertising and sales expenses were $4.6 million for the three months ended March 31, 2017 compared to $5.3 million for the three months ended March 31, 2016, a decrease of $0.7 million, or 12.8%. As a percentage of revenue, advertising and sales expenses were 20.9% and 23.2% of revenue for the three months ended March 31, 2017 and 2016, a decrease of 2.3%.

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

Income tax expense

The company recorded an income tax benefit of $333.0 thousand and an income tax expense of $10.0 thousand for the three months ended March 31, 2017 and 2016. Our effective tax rate was (51.8)% and 1.7% for the three months ended March 31, 2017 and 2016. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required. See Note 7 Income Taxes, for further information.

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

Net income (loss)

Net loss was ($0.3) million or ($0.01) per basic and diluted common share for the three months ended March 31, 2017, compared to a net income of $0.6 million or $0.03 per basic and diluted common share for the three months ended March 31, 2016, a decrease in net income of $0.9 million or $0.04 per basic and diluted common share. The decrease in net income was primarily driven by $0.3 million increase in general and administrative expenses related to the implementation of our new ERP system and $0.8 million decrease in revenue.

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

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance will continue for the foreseeable future. As of March 31, 2017 and December 31, 2016, our consolidated current deferred revenue was $56.1 million and $54.4 million.

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

Item 4. Controls and Procedures.

Original Evaluation of Disclosure Controls and Procedures

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

Consideration of Restatement

In light of the restatement discussed in Note 11 to the condensed consolidated financial statements, our principal executive and principal financial officers reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, including whether the errors identified were the result of a material weakness in our internal control over financial reporting. As part of this assessment, we reconsidered whether our existing disclosure controls and procedures around the presentation and disclosure of the recognition of deferred revenue are effective. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the material weakness our disclosure controls and procedures were not effective as of March 31, 2017.

Remediation of Material Weakness

To remediate the material weakness surrounding the presentation and disclosure of the recognition of deferred revenue, we have fully tested and validated that the software program used in the accounting for deferred revenue is operating effectively. In addition, we will be migrating to a new NetSuite Enterprise Resource Planning system, effective January 1, 2018.

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

LEGACY EDUCATION ALLIANCE, INC.

Dated: November 14, 2017	By:	/s/ ANTHONY C. HUMPAGE
Anthony C. Humpage Chief Executive Officer and Director

Dated: November 14, 2017	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Chief Financial Officer