Form 10-Q/A
period 2017-06-30
Legacy Education Alliance, Inc.
filed 2017-11-14
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Legacy Education Alliance, Inc., the “Company,” is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits.” We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”). Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on August 14, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

We have determined that our previously reported results for the quarter ended June 30, 2017 understated Revenue, understated  Direct Course Expense, Total Operating Costs and Expenses, understated Income from Operations, Income Before Income Taxes, Net Income, Basic and Diluted Earnings Per Share, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) and overstated Deferred Course Expenses, Total Current Assets, Total Assets, Deferred Revenue, (current portion), Total Current Liabilities, and Total Liabilities on the Condensed Consolidated Balance Sheets (Unaudited). We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,705	$1,711
Restricted cash	3,403	3,148
Deferred course expenses	9,464	9,067
Prepaid expenses and other current assets	4,083	3,458
Inventory	373	348
Total current assets	22,028	17,732
Property and equipment, net	1,170	1,130
Deferred tax asset, net	1,536	1,295
Other assets	305	207
Total assets	$25,039	$20,364
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,049	$3,344
Royalties payable	376	175
Accrued course expenses	1,840	1,082
Accrued salaries, wages and benefits	1,127	840
Other accrued expenses	2,583	2,052
Long-term debt, current portion	11	11
Deferred revenue, current portion	56,819	54,389
Total current liabilities	65,805	61,893
Long-term debt, net of current portion	26	31
Deferred revenue, net of current portion	555	235
Other liabilities	361	379
Total liabilities	66,747	62,538
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,030,929 and 22,630,927 shares issued and outstanding at June 30, 2017 and December 31, 2016	2	2
Additional paid-in capital	11,180	11,073
Cumulative foreign currency translation adjustment	1,390	2,668
Accumulated deficit	(54,280)	(55,917)
Total stockholders’ deficit	(41,708)	(42,174)
Total liabilities and stockholders’ deficit	$25,039	$20,364

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Revenue	$26,208	$23,375	$48,173	$46,113
Operating costs and expenses:
Direct course expenses	13,220	12,584	26,083	24,238
Advertising and sales expenses	5,131	5,322	9,722	10,589
Royalty expenses	1,639	1,070	2,532	2,043
General and administrative expenses	4,231	3,685	8,572	7,744
Total operating costs and expenses	24,221	22,661	46,909	44,614
Income from operations	1,987	714	1,264	1,499
Other income (expense):
Interest income (expense), net	(2)	1	(5)	(2)
Other income, net	69	319	152	140
Total other income, net	67	320	147	138
Income before income taxes	2,054	1,034	1,411	1,637
Income tax benefit/(expense)	(107)	(9)	226	(19)
Net income	$1,947	$1,025	$1,637	$1,618

Basic earnings per common share	$0.09	$0.05	$0.07	$0.08
Diluted earnings per common share	$0.08	$0.04	$0.07	$0.07

Basic weighted average common shares outstanding	21,284	20,961	21,284	20,961
Diluted weighted average common shares outstanding	22,763	21,846	22,697	21,846

Comprehensive income:
Net income	$1,947	$1,025	$1,637	$1,618
Foreign currency translation adjustments, net of tax of $0	(980)	1,474	(1,278)	1,959
Total comprehensive income	$967	$2,499	$359	$3,577

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency	Accumulated	Total stockholders’
	Shares	Amount	capital	translation	deficit	deficit
Balance at December 31, 2016	22,631	$2	$11,073	$2,668	$(55,917)	$(42,174)
Share-based compensation expense	400	—	107	—	—	107
Foreign currency translation adjustment, net of tax of $0	—	—	—	(1,278)	—	(1,278)
Net Income (Restated)	—	—	—	—	1,637	1,637
Balance at June 30, 2017 (Restated)	23,031	$2	$11,180	$1,390	$(54,280)	$(41,708)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,637	$1,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65	78
Gain on change in fair value of derivatives	(87)	(3)
Share-based compensation	107	74
Deferred income taxes	(355)	(1)
Changes in operating assets and liabilities:
Restricted cash	(186)	(721)
Deferred course expenses	(240)	(161)
Prepaid expenses and other receivable	(539)	(447)
Inventory	(18)	180
Other assets	(27)	(3)
Accounts payable-trade	(388)	2,153
Royalties payable	201	103
Accrued course expenses	725	390
Accrued salaries, wages and benefits	280	(618)
Other accrued expenses	656	(1,124)
Deferred revenue	1,254	(2,089)
Other liabilities	100	—
Net cash provided by (used in) operating activities	3,185	(571)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(103)	(37)
Net cash used in investing activities	(103)	(37)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(5)	(5)
Net cash used in financing activities	(5)	(5)
Effect of exchange rate differences on cash	(83)	703
Net increase in cash and cash equivalents	2,994	90
Cash and cash equivalents, beginning of period	$1,711	$4,881
Cash and cash equivalents, end of period	$4,705	$4,971

Supplemental disclosures:
Cash paid during the period for interest	$5	$5
Cash paid during the period for income taxes, net of refunds received	$30	$34

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

The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
		Weighted			Weighted
		Average	Earnings		Average	Earnings
	Net	Shares	Per		Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$1,947	22,763		$1,025	21,846
Amounts allocated to unvested restricted shares	(127)	(1,479)		(42)	(885)
Amounts available to common stockholders	$1,820	21,284	$0.09	$983	20,961	$0.05
Diluted:
Amounts allocated to unvested restricted shares	127	—		42	—
Non participating share units		1,479			885
Amounts reallocated to unvested restricted shares	(135)	—		(43)	—
Amounts available to stockholders and assumed conversions	$1,812	22,763	$0.08	$982	21,846	$0.04

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
		Weighted			Weighted
		Average	Earnings		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$1,637	22,697		$1,618	21,846
Amounts allocated to unvested restricted shares	(102)	(1,413)		(66)	(885)
Amounts available to common stockholders	$1,535	21,284	$0.07	$1,552	20,961	$0.08
Diluted:
Amounts allocated to unvested restricted shares	102	—		66	—
Non participating share units		1,413			885
Amounts reallocated to unvested restricted shares	(109)	—		(68)	—
Amounts available to stockholders and assumed conversions	$1,528	22,697	$0.07	$1,550	21,846	$0.07

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

Note 7 - Income Taxes (Restated)

The Company recorded an income tax expense of $107.0 thousand and income tax expense of $9.0 thousand for the three months ended June 30, 2017 and 2016. The Company recorded an income tax benefit of $226.0 thousand and income tax expense of $19.0 thousand for the six months ended June 30, 2017 and 2016. Our effective tax rate was 5.2% and 0.9% for the three months ended June 30, 2017 and 2016, and (16.0)% and 1.2% for the six months ended June 30, 2017 and 2016. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

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

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 70.1% and 75.5% for the three months ended June 30, 2017 and 2016, and 71.9% and 74.7% for the six months ended June 30, 2017 and 2016. In addition, we have operations in the U.S., Canada, the United Kingdom and other foreign markets (see Note 9 — Segment Information).

Note 9 - Segment Information (Restated)

We manage our business in four operating segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. As such, operating results, as reported below, are reviewed regularly by our Chief Operating Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2017	2016	2017	2016
U.S.	55.5%	62.8%	55.2%	63.1%
Canada	2.7%	3.7%	2.8%	4.4%
U.K.	22.1%	19.1%	23.1%	20.6%
Other foreign markets	19.7%	14.4%	18.9%	11.9%
Total consolidated revenue	100%	100%	100%	100%

Operating results for the segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment revenue	(In thousands)		(In thousands)
United States	$14,555	$14,683	$26,598	$29,107
Canada	707	861	1,346	2,016
U.K.	5,786	4,464	11,141	9,513
Other foreign markets	5,160	3,367	9,088	5,477
Total consolidated revenue	$26,208	$23,375	$48,173	$46,113

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment gross profit contribution *	(In thousands)		(In thousands)
United States	$2,808	$3,419	$4,400	$7,125
Canada	153	(156)	114	39
U.K.	2,023	534	3,793	2,013
Other foreign markets	1,234	602	1,529	66
Total consolidated gross profit	$6,218	$4,399	$9,836	$9,243

* Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization expenses	(In thousands)		(In thousands)
United States	$26	$33	$54	$66
Canada	1	1	2	2
U.K.	5	5	9	10
Other foreign markets	—	—	—	—
Total consolidated depreciation and amortization expenses	$32	$39	$65	$78

	June 30,	December 31,
	2017	2016
Segment identifiable assets	(In thousands)
United States	$11,524	$12,331
Canada	742	730
U.K.	6,942	3,508
Other foreign markets	5,831	3,795
Total consolidated identifiable assets	$25,039	$20,364

Note 10 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income were $1.6 million and $1.1 million for the three months ended June 30, 2017 and 2016, and $2.5 million and $2.1 million for the six months ended June 30, 2017 and 2016.

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

Note 11 - Restatements

The Company is restating its Condensed Consolidated Balance Sheet as of June 30, 2017, and the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), Condensed Consolidated Statement of Changes in Stockholders' Deficit, and Condensed Consolidated Statement of Cash Flow for the period ended June 30, 2017. The restatement shows the previously filed financial statements, the restatement adjustments and as restated columns for the Condensed Consolidated Balance Sheet as of June 30, 2017, and the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), Condensed Consolidated Statement of Changes in Stockholders' Deficit, and Condensed Consolidated Statement of Cash Flow for the period ended June 30, 2017. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified errors related to revenue, deferred revenue, and deferred expenses that affected the timing of our recognition of revenue and deferred transactions that impacted the second quarter and year to date of 2017. The errors relate to our assessment of revenue recognition, deferred revenue, and deferred expenses associated with our student attendance (i.e. fulfillment) and expired contracts. The restatement also reflects the correction of errors related to the income tax effects of such revenue errors as well as the correction of certain other tax items in the period ended June 30, 2017.

The following table represents the Condensed Consolidated Balance Sheet as previously reported, restatement adjustments, and as restated as of June 30, 2017:

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	As Previously Reported June 30,	Restatement	As Restated June 30,	December 31,
	2017	Adjustments	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	4,705	-	4,705	1,711
Restricted cash	3,403	-	3,403	3,148
Deferred course expenses	9,711	(247)	9,464	9,067
Prepaid expenses and other current assets	4,083	-	4,083	3,458
Inventory	373	-	373	348
Total current assets	22,275	(247)	22,028	17,732
Property and equipment, net	1,170	-	1,170	1,130
Deferred tax asset, net	1,563	(27)	1,536	1,295
Other assets	305	-	305	207
Total assets	25,313	(274)	25,039	20,364
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	3,049	-	3,049	3,344
Royalties payable	376	-	376	175
Accrued course expenses	1,840	-	1,840	1,082
Accrued salaries, wages and benefits	1,127	-	1,127	840
Other accrued expenses	2,583	-	2,583	2,052
Long-term debt, current portion	11	-	11	11
Deferred revenue, current portion	57,397	(578)	56,819	54,389
Total current liabilities	66,383	(578)	65,805	61,893
Long-term debt, net of current portion	26	-	26	31
Deferred revenue, net of current portion	555	-	555	235
Other liabilities	479	(118)	361	379
Total liabilities	67,443	(696)	66,747	62,538
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	-	-	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,030,929 and 22,630,927 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2	-	2	2
Additional paid-in capital	11,180	-	11,180	11,073
Cumulative foreign currency translation adjustment	1,390	-	1,390	2,668
Accumulated deficit	(54,702)	422	(54,280)	(55,917)
Total stockholders’ deficit	(42,130)	422	(41,708)	(42,174)
Total liabilities and stockholders’ deficit	25,313	(274)	25,039	20,364

The following table represents the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as previously reported, restatement adjustments, and as restated as of June 30, 2017:

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share data)

	As Previously Reported Three months ended Jun 30, 2017	Restatement Adjustments	As Restated Three months ended Jun 30, 2017	Three months ended Jun 30, 2016	As Previously Reported Three months ended Jun 30, 2017	Restatement Adjustments	As Restated Three months ended Jun 30, 2017	Three months ended Jun 30, 2016

Revenue	$24,780	$1,428	$26,208	$23,375	$47,595	$578	$48,173	$46,113
Operating costs and expenses:
Direct course expenses	13,007	213	13,220	12,584	25,836	247	26,083	24,238
Advertising and sales expenses	5,131	0	5,131	5,322	9,722	0	9,722	10,589
Royalty expenses	1,639	0	1,639	1,070	2,532	0	2,532	2,043
General and administrative expenses	4,231	0	4,231	3,685	8,572	0	8,572	7,744
Total operating costs and expenses	24,008	213	24,221	22,661	46,662	247	46,909	44,614
Income from operations	772	1,215	1,987	714	933	331	1,264	1,499
Other income (expense):
Interest income (expense), net	(2)	0	(2)	1	(5)	0	(5)	(2)
Other income, net	69	-	69	319	152	-	152	140
Total other income (expense), net	67	0	67	320	147	0	147	138
Income before income taxes	839	1,215	2,054	1,034	1,080	331	1,411	1,637
Income tax benefit/(expense)	156	(263)	(107)	(9)	135	91	226	(19)
Net income	$995	$952	$1,947	$1,025	$1,215	$422	$1,637	$1,618

Basic earnings per common share	$0.04	$0.05	$0.09	$0.05	$0.05	$0.02	$0.07	$0.08
Diluted earnings per common share	$0.04	$0.04	$0.08	$0.04	$0.05	$0.02	$0.07	$0.07

Basic weighted average common shares outstanding	21,284	0	21,284	20,961	21,284	0	21,284	20,961
Diluted weighted average common shares outstanding	22,763	0	22,763	21,846	22,697	0	22,697	21,846

Comprehensive income/(loss):
Net income	$995	$952	$1,947	$1,025	$1,215	$422	$1,637	$1,618
Foreign currency translation adjustments, net of tax of $0	(980)	-	(980)	1,474	(1,278)	-	(1,278)	1,959
Total comprehensive income (loss)	$15	$952	$967	$2,499	$(63)	$422	$359	$3,577

The following table represents the Condensed Consolidated Statement of Changes in Stockholders' Deficit as previously reported, restatement adjustments, and as restated as of June 30, 2017:

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2016	22,631	$2	$11,073	$2,668	$(55,917)	$(42,174)
Share-based compensation expense	—	—	107	—	—	107
Issuance of common stock	400	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(1,278)	—	(1,278)
Net Income	—	—	—	—	1,637	1,637
Balance at June 30, 2017 (Restated)	23,031	$2	$11,180	$1,390	$(54,280)	$(41,708)

The following table represents the Condensed Consolidated Statement of Cash Flow as previously reported, restatement adjustments, and as restated as of June 30, 2017:

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

(In thousands)

	As Previously Reported Six Months Ended June 30, 2017	Restatement Adjustments	As Restated Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,215	$422	$1,637	$1,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65	-	65	78
Gain on change in fair value of derivatives	(87)	-	(87)	(3)
Share-based compensation	107	-	107	74
Deferred income taxes	(264)	(91)	(355)	(1)
Changes in operating assets and liabilities:
Restricted cash	(186)	-	(186)	(721)
Deferred course expenses	(487)	247	(240)	(161)
Prepaid expenses and other receivable	(539)	-	(539)	(447)
Inventory	(18)	-	(18)	180
Other assets	(27)	—	(27)	(3)
Accounts payable-trade	(388)	-	(388)	2,153
Royalties payable	201	-	201	103
Accrued course expenses	725	-	725	390
Accrued salaries, wages and benefits	280	-	280	(618)
Other accrued expenses	656	-	656	(1,124)
Deferred revenue	1,832	(578)	1,254	(2,089)
Other liabilities	100	-	100	—
Net cash provided by (used in) operating activities	3,185	0	3,185	(571)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(103)	-	(103)	(37)
Net cash used in investing activities	(103)	-	(103)	(37)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(5)	-	(5)	(5)
Net cash used in financing activities	(5)	-	(5)	(5)
Effect of exchange rate differences on cash	(83)	-	(83)	703
Net increase in cash and cash equivalents	2,994	0	2,994	90
Cash and cash equivalents, beginning of period	$1,711	$-	$1,711	$4,881
Cash and cash equivalents, end of period	$4,705	$0	$4,705	$4,971

Supplemental disclosures:
Cash paid during the period for interest	$5	$-	$5	$5
Cash paid during the period for income taxes, net of refunds received	$30	$2	$32	$34

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
	(Restated)		(Restated)
Revenue	$26,208	$23,375	$48,173	$46,113
Operating costs and expenses:
Direct course expenses	13,220	12,584	26,083	24,238
Advertising and sales expenses	5,131	5,322	9,722	10,589
Royalty expenses	1,639	1,070	2,532	2,043
General and administrative expenses	4,231	3,685	8,572	7,744
Total operating costs and expenses	24,221	22,661	46,909	44,614
Income from operations	1,987	714	1,264	1,499
Other income (expense):
Interest income (expense), net	(2)	1	(5)	(2)
Other income, net	69	319	152	140
Total other income, net	67	320	147	138
Income before income taxes	2,054	1,034	1,411	1,637
Income tax benefit/(expense)	(107)	(9)	226	(19)
Net income	$1,947	$1,025	$1,637	$1,618

Basic earnings per common share	$0.09	$0.05	$0.07	$0.08
Diluted earnings per common share	$0.08	$0.04	$0.07	$0.07

Basic weighted average common shares outstanding	21,284	20,961	21,284	20,961
Diluted weighted average common shares outstanding	22,763	21,846	22,697	21,846

Comprehensive income:
Net income	$1,947	$1,025	$1,637	$1,618
Foreign currency translation adjustments, net of tax of $0	(980)	1,474	(1,278)	1,959
Total comprehensive income	$967	$2,499	$359	$3,577

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	50.4	53.8	54.3	52.6
Advertising and sales expenses	19.5	22.7	20.4	22.9
Royalty expenses	6.3	4.6	5.3	4.4
General and administrative expenses	16.1	15.8	18.0	16.8
Total operating costs and expenses	92.3	96.9	98.0	96.7
Income from operations	7.7	3.1	2.0	3.3
Other income (expense):
Other income, net	0.2	1.3	0.3	0.3
Total other income (expense), net	0.2	1.3	0.3	0.3
Income before income taxes	7.9	4.4	2.9	3.6
Income tax benefit/(expense)	(0.5)	—	0.3	(0.1)
Net income	7.4%	4.4%	3.4%	3.5%

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

OPERATING SEGMENTS

We operate in four operating segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenue	2017	2016	2017	2016
	(In thousands)		(In thousands)
United States	$14,555	$14,683	$26,598	$29,107
Canada	707	861	1,346	2,016
U.K.	5,786	4,464	11,141	9,513
Other foreign markets	5,160	3,367	9,088	5,477
Total consolidated revenue	$26,208	$23,375	$48,173	$46,113

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2017	2016	2017	2016
U.S.	55.5%	62.8%	55.2%	63.1%
Canada	2.7%	3.7%	2.8%	4.4%
U.K.	22.1%	19.1%	23.1%	20.6%
Other foreign markets	19.7%	14.4%	18.9%	11.9%
Total consolidated revenue	100%	100%	100%	100%

United States

Over the past several years, our U.S. business shifted its focus from relying primarily on Rich Dad™ Education brand offerings and as our new proprietary brands gain greater traction in our more established markets, and as we continue to expand internationally the mix of revenue will become more diversified. We have developed and introduced into the market non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Bric, and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole. Revenue derived from the Rich Dad brands was $12.9 million and $12.8 million or as a percentage of total segment revenue was 88.4% and 87.2% for the three months ended June 30, 2017 and 2016, and $23.6 million and $25.7 million or as a percentage of total segment revenue was 88.7% and 88.3% for the six months ended June 30, 2017 and 2016. The majority of the revenue derived from the Rich Dad™ Education brand offerings pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education.

The U.S. segment revenue was $14.6 million and $14.7 million or as a percentage of total revenue was 55.5% and 62.8% for the three months ended June 30, 2017 and 2016, and $26.6 million and $29.1 million or as a percentage of total revenue was 55.2% and 63.1% for the six months ended June 30, 2017 and 2016. The decrease in revenue of $0.1 million or 0.9% during the three months ended June 30, 2017 compared to the same period in 2016, was due to an increase in recognition of revenue from expired contracts of $0.4 million or 19.8% and decreased attendance (i.e. fulfillment) of $0.5 million or 3.9%. The decrease in revenue of $2.5 million or 8.6% during the six months ended June 30, 2017 compared to the same period in 2016, was primarily due to a decrease in attendance (i.e. fulfillment) of $1.8 million or 7.5% and a decrease in recognition of revenue from expired contracts of $0.4 or 9.1% and a decline in revenue recognition as a result of the change in our revenue recognition policy with regards to DVD fulfillment of $0.3 million or 100%.

Canada

Similar to the U.S. segment, our Canadian segment's revenue primarily consists of Rich Dad™ Education branded offerings. Revenue derived from the Rich Dad brands was $0.6 million and $0.7 million or as a percentage of total segment revenue was 86.5% and 85.5% for the three months ended June 30, 2017 and 2016, and $1.2 million and $1.8 million or as a percentage of total segment revenue was 86.8% and 87.6% for the six months ended June 30, 2017 and 2016. The majority of the revenue derived from the Rich Dad™ Education brand offerings pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education.

The Canadian segment revenue was $0.7 million and $0.8 million or as a percentage of total revenue was 2.7% and 3.7% for the three months ended June 30, 2017 and 2016, and $1.3 million and $2.0 million or as a percentage of total revenue was 2.8% and 4.4% for the six months ended June 30, 2017 and 2016. The decrease in revenue of $0.1 million or 12.5% for the three months ended June 30, 2017 compared to the same period in 2016, was due to the decline in revenue as a result of decreased attendance (i.e. fulfillment) of $0.2 million partially offset by an increase in revenue recognition from expired contracts of $0.1 million. The decrease in revenue of $0.7 million or 35.0% for the six months ended June 30, 2017 compared to the same period in 2016, was primarily due to due to the decline in recognition of revenue from decreased attendance (i.e. fulfillment) of $0.5 million or 31.2% and decreased recognition of revenue from expired contracts of $0.1 million or 25.1% and a decline in revenue recognition as a result of the change in our revenue recognition policy with regards to DVD fulfillment of $0.1 million or 4.3%.

U.K.

In contrast to our U.S. and Canadian segments, our U.K. segment's revenue is more diversified amongst our brand offerings. Revenue derived from the Rich Dad™ Education branded offerings was $1.4 million and $1.5 million or as a percentage of total segment revenue was 24.0% and 34.0% for the three months ended June 30, 2017 and 2016, and $2.8 million and $3.3 million or as a percentage of total segment revenue was 25.5% and 34.2% for the six months ended June 30, 2017 and 2016. The majority of the revenue derived from the Rich Dad™ Education brand offerings pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education.

The U.K. segment revenue was $5.8 million and $4.5 million or as a percentage of total revenue was 22.1% and 19.1% for the three months ended June 30, 2017 and 2016, and $11.1 million and $9.5 million or as a percentage of total revenue was 23.1% and 20.6% for the six months ended June 30, 2017 and 2016. The increase in revenue of $1.3 million or 28.9% during the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to increase in recognition of revenue from expired contracts of $1.3 million. The increase in revenue of $1.6 million or 16.8% during the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to increase in recognition of revenue from expired contracts of $1.0 million or 75.1% and increased attendance (i.e. fulfillment) of $0.6 million or 7.2%.

Other Foreign Markets

We operate in other foreign markets, including Australia and New Zealand and European, Asian and African countries. Our Other Foreign Markets segment is gaining traction and has shown significant growth in revenue. The go to market strategy initially focused primarily on our proprietary brands and as we established a market presence that diversified our offerings to include the Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $3.5 million and $2.6 million or as a percentage of total segment revenue was 68.1% and 76.5% for the three months ended June 30, 2017 and 2016, and $7.0 million and $3.7 million or as a percentage of total segment revenue was 77.4% and 68.1% for the six months ended June 30, 2017 and 2016.

The Other Foreign Markets segment revenue was $5.1 million and $3.4 million or as a percentage of total revenue was 19.7% and 14.4% for the three months ended June 30, 2017 and 2016, and $9.1 million and $5.5 million or as a percentage of total revenue was 18.9% and 11.9% for the six months ended June 30, 2017 and 2016. The increase in revenue of $1.7 million or 50.0% during the three months ended June 30, 2017 compared to the same period in 2016, was due to increase in recognition of revenue from expired contracts of $1.1 million and increased attendance (i.e. fulfillment) of $0.6 million or 18.5%. The increase in revenue of $3.6 million or 65.5% during the six months ended June 30, 2017 compared to the same period in 2016, was due to increased attendance (i.e. fulfillment) of $2.1 million or 39.0% and increase in recognition of revenue from expired contracts of $1.5 million.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue

Revenue was $26.2 million for the three months ended June 30, 2017 compared to $23.4 million for the three months ended June 30, 2016. Revenue increased $2.8 million or 12.0% during the three months ended June 30, 2017 compared to the same period in 2016. The increase in revenue was due to increase in recognition of revenue from expired contracts of $3.0 million or 143.2%, which was partially offset by the decreased attendance (i.e. fulfillment) of $0.2 million or 0.6%.

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

Operating Expenses

Total operating costs and expenses were $24.2 million for the three months ended June 30, 2017 compared to $22.7 million for the three months ended June 30, 2016, an increase of $1.5 million or 6.6%, which is consistent with the increase in revenue. The increase was primarily due to a $0.6 million increase in royalty expense, a $0.5 million increase in general and administrative expenses, of which $0.3 million was due to our new Enterprise Resource Planning ("ERP") system upgrade, and a $0.4 million increase in direct course expenses, partially offset by a $0.2 million decrease in advertising and sales expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $13.2 million for the three months ended June 30, 2017 compared to $12.6 million for the three months ended June 30, 2016, an increase of $0.6 million or 4.8%, which was primarily related to an increase in commissions due to increased cash sales.

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

Income tax expense

The Company recorded an income tax expense of $107.0 thousand and income tax expense of $9.0 thousand for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 5.2% and 0.9% for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, valuation allowances of $4.0 million and $4.5 million, have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance decreased by $0.6 million and $0.6 million for the three months ended June 30, 2017 and 2016. See Note 7 Income Taxes, for further information.

Net income

Net income was $2.0 million or $0.09 per basic and $0.08 per diluted common share for the three months ended June 30, 2017 compared to net income of $1.0 million or $0.05 per basic and $0.04 per diluted common share for the three months ended June 30, 2016. The increase in net income of $1.0 million, or $0.04 per basic and diluted common share was primarily driven by the increase in revenue, partially offset by the increase in operating expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

Revenue was $48.1 million for the six months ended June 30, 2017 compared to $46.1 million for the six months ended June 30, 2016. Revenue increased $2.0 million or 4.3% during the six months ended June 30, 2017 compared to the same period in 2016. The increase in revenue was due to an increase in recognition of revenue from expired contracts of $2.1 million or 34.3% and increased attendance (i.e. fulfillment) of $0.3 million or 0.8%, which was partially offset by the decline in recognition of revenue of $0.4 million, due to the change in our revenue recognition policy with regards to DVD fulfillment.

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

Operating Expenses

Total operating costs and expenses were $46.9 million for the six months ended June 30, 2017 compared to $44.6 million for the six months ended June 30, 2016, an increase of $2.3 million or 5.2%. The increase was primarily due to a $1.9 million increase in direct course expenses, a $0.9 million increase in general and administrative expenses, of which $0.6 million was due to our new ERP system upgrade, and a $0.4 million increase in royalty expense, partially offset by a $0.9 million decrease in advertising and sales expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $26.1 million for the six months ended June 30, 2017 compared to $24.2 million for the six months ended June 30, 2016, an increase of $1.9 million or 7.9%, which was primarily related to an increase in commissions due to increased cash sales.

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

Income tax expense

The Company recorded an income tax benefit of $226.0 thousand and income tax expense of $19.0 thousand for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was (16.0)% and 1.2% for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required.

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

Net income

Net income was $1.6 million or $0.07 per basic and diluted common share for the six months ended June 30, 2017 compared to a net income of $1.6 million or $0.08 per basic and $0.07 per diluted common share for the six months ended June 30, 2016.

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

We expect that our working capital deficit, which is primarily the result of our deferred revenue balance will continue for the foreseeable future. As of June 30, 2017 and December 31, 2016, our consolidated current deferred revenue was $56.8 million and $54.4 million.

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

Consideration of Restatement

In light of the restatement discussed in Note 11 to the condensed consolidated financial statements, our principal executive and principal financial officers reevaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, including whether the errors identified were the result of a material weakness in our internal control over financial reporting. As part of this assessment, we reconsidered whether our existing disclosure controls and procedures around the presentation and disclosure of the recognition of deferred revenue are effective. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the material weakness our disclosure controls and procedures were not effective as of June 30, 2017.

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

