Form 10-Q
period 2017-09-30
Legacy Education Alliance, Inc.
filed 2017-11-14
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of November 10, 2017: 23,007,519.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,199	$1,711
Restricted cash	3,310	3,148
Deferred course expenses	9,920	9,067
Prepaid expenses and other current assets	4,787	3,458
Inventory	327	348
Total current assets	23,543	17,732
Property and equipment, net	1,151	1,130
Deferred tax asset, net	1,538	1,295
Other assets	314	207
Total assets	$26,546	$20,364
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,323	$3,344
Royalties payable	305	175
Accrued course expenses	2,165	1,082
Accrued salaries, wages and benefits	964	840
Other accrued expenses	2,570	2,052
Long-term debt, current portion	11	11
Deferred revenue, current portion	58,253	54,389
Total current liabilities	67,591	61,893
Long-term debt, net of current portion	23	31
Deferred revenue, net of current portion	430	235
Other liabilities	470	379
Total liabilities	68,514	62,538
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,007,519 and 22,630,927 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	11,241	11,073
Cumulative foreign currency translation adjustment	(324)	2,668
Accumulated deficit	(52,887)	(55,917)
Total stockholders’ deficit	(41,968)	(42,174)
Total liabilities and stockholders’ deficit	$26,546	$20,364

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$25,235	$22,469	$73,408	$68,582
Operating costs and expenses:
Direct course expenses	13,411	12,268	39,494	36,506
Advertising and sales expenses	5,010	4,618	14,732	15,207
Royalty expenses	1,119	1,208	3,651	3,251
General and administrative expenses	4,114	3,595	12,686	11,339
Total operating costs and expenses	23,654	21,689	70,563	66,303
Income from operations	1,581	780	2,845	2,279
Other income (expense):
Interest expense	(2)	(1)	(7)	(3)
Other income (expense), net	(67)	397	85	537
Total other income (expense), net	(69)	396	78	534
Income before income taxes	1,512	1,176	2,923	2,813
Income tax benefit (expense)	(119)	(8)	107	(27)
Net income	$1,393	$1,168	$3,030	$2,786

Basic earnings per common share	$0.06	$0.05	$0.13	$0.13
Diluted earnings per common share	$0.06	$0.05	$0.12	$0.12

Basic weighted average common shares outstanding	21,275	21,184	21,281	21,035
Diluted weighted average common shares outstanding	23,022	22,204	22,807	21,966

Comprehensive income (loss):
Net income	$1,393	$1,168	$3,030	$2,786
Foreign currency translation adjustments, net of tax of $0	(1,714)	581	(2,992)	2,540
Total comprehensive income (loss)	$(321)	$1,749	$38	$5,326

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2016	22,631	$2	$11,073	$2,668	$(55,917)	$(42,174)
Share-based compensation expense	—	—	168	—	—	168
Issuance of common stock	400	—	—	—	—	—
Cancellation of common stock	(23)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(2,992)	—	(2,992)
Net Income	—	—	—	—	3,030	3,030
Balance at September 30, 2017	23,008	$2	$11,241	$(324)	$(52,887)	$(41,968)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,030	$2,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	95	112
Gain on change in fair value of derivatives	(97)	(5)
Share-based compensation	168	117
Deferred income taxes	(145)	—
Changes in operating assets and liabilities:
Restricted cash	(79)	(513)
Deferred course expenses	(598)	(281)
Prepaid expenses and other receivable	(1,248)	(1,313)
Inventory	36	53
Other assets	(35)	(4)
Accounts payable-trade	(200)	1,456
Royalties payable	129	88
Accrued course expenses	1,041	509
Accrued salaries, wages and benefits	114	(180)
Other accrued expenses	719	(1,442)
Deferred revenue	1,813	(3,389)
Net cash provided by (used in) operating activities	4,743	(2,006)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(114)	(40)
Net cash used in investing activities	(114)	(40)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(8)	(7)
Net cash used in financing activities	(8)	(7)
Effect of exchange rate differences on cash	(1,133)	841
Net increase (decrease) in cash and cash equivalents	3,488	(1,212)
Cash and cash equivalents, beginning of period	$1,711	$4,881
Cash and cash equivalents, end of period	$5,199	$3,669

Supplemental disclosures:
Cash paid during the period for interest	$7	$6
Cash paid during the period for income taxes, net of refunds received	$30	$32

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description. We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts, The Independent Woman, Women in Wealth and Brick Buy Brick. Our products and services are offered in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”) and Other Foreign Markets.

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

Share-based compensation expenses related to our restricted stock grants were $61.0 thousand and $43.0 thousand for the three months ended September 30, 2017 and 2016, respectively, and $168.0 thousand and $117.0 thousand for the nine months ended September 30, 2017 and 2016, respectively, which are reported as a separate line item in the condensed consolidated statement of changes in stockholders’ deficit.

During the nine months ended September 30, 2017, pursuant to the 2015 Incentive Plan, we awarded 280,002 shares of restricted stock to our employees, which are subject to a three-year cliff vesting and 120,000 shares of restricted stock to members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.33 for a total grant date fair value of $0.1 million.

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average unvested restricted stock awards outstanding were 1,746,748 and 1,020,068 for the three months ended September 30, 2017 and 2016, and 1,525,502 and 930,674 for the nine months ended September 30, 2017 and 2016.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$1,393	23,022		$1,168	22,204
Amounts allocated to unvested restricted shares	(106)	(1,747)		(53)	(1,020)
Amounts available to common stockholders	$1,287	21,275	$0.06	$1,115	21,184	$0.05
Diluted:
Amounts allocated to unvested restricted shares	106	—		53	—
Non participating share units		1,747			1,020
Amounts reallocated to unvested restricted shares	(114)	—		(55)	—
Amounts available to stockholders and assumed conversions	$1,279	23,022	$0.06	$1,113	22,204	$0.05

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$3,030	22,807		$2,786	21,966
Amounts allocated to unvested restricted shares	(203)	(1,526)		(115)	(931)
Amounts available to common stockholders	$2,827	21,281	$0.13	$2,671	21,035	$0.13
Diluted:
Amounts allocated to unvested restricted shares	203	—		115	—
Non participating share units		1,526			931
Amounts reallocated to unvested restricted shares	(217)	—		(120)	—
Amounts available to stockholders and assumed conversions	$2,813	22,807	$0.12	$2,666	21,966	$0.12

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2017 and December 31, 2016:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017	Warrant derivative liabilities	$11,811	$-	$-	$11,811
As of December 31, 2016	Warrant derivative liabilities	$108,809	$-	$-	$108,809

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

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	September 30, 2017	December 31, 2016
Market value of stock on measurement date	$0.55	$0.35	$0.42
Risk-free interest rate	1.12%	1.31%	1.20%
Dividend yield	0%	0%	0%
Volatility factor	55%	64.1%	68.8%
Term	3 years	0.75 year	1.5 years

As of September 30, 2017 and December 31, 2016, the fair value of the total warrants' derivative liability is $11,811 and $108,809, respectively, and recorded in other accrued expenses in the Condensed Consolidated Balance Sheets. We recognized a gain on the derivative liability of $9,573 and $2,133 for the three months ended September 30, 2017 and 2016, respectively, and $96,998 and $4,956 for the nine months ended September 30, 2017 and 2016, respectively. We record gain and loss on the derivative liability in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the derivative liability included in other accrued expenses in the Condensed Consolidated Balance Sheets:

Balance at December 31, 2016	$108,809
Gain on change of fair value	(96,998)
Balance at September 30, 2017	$11,811

The following table summarizes information about warrants outstanding as of September 30, 2017:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.75
Remaining life (in years)	0.75

Note 7 - Income Taxes

The Company recorded an income tax expense of $119.0 thousand and $8.0 thousand for the three months ended September 30, 2017 and 2016, respectively. The Company recorded an income tax benefit of $107.0 thousand and income tax expense of $27.0 thousand for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 7.9% and 0.7% for the three months ended September 30, 2017 and 2016, respectively, and (3.7)% and 1.0% for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

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

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, valuation allowances of $4.1 million and $4.5 million, have been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.4 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, we had total unrecognized tax benefits of $1.7 million, respectively, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.5 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the nine months ended September 30, 2017 and 2016, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

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

Note 8 - Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. Cash balances as of September 30, 2017 and December 31, 2016, including foreign subsidiaries, without FDIC coverage were $3.8 million and $1.0 million.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 71.8% and 74.4% for the three months ended September 30, 2017 and 2016, respectively, and 71.7% and 74.6% for the nine months ended September 30, 2017 and 2016, respectively. In addition, we have operations in the U.S., Canada, the U.K. and other foreign markets (see Note 9 — Segment Information).

Note 9 - Segment Information

We manage our business in four operating segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. As such, operating results, as reported below, are reviewed regularly by our Chief Operating Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of total revenue	2017	2016	2017	2016
U.S.	56.3%	61.6%	55.6%	62.6%
Canada	3.5%	3.9%	3.0%	4.2%
U.K.	21.6%	20.0%	22.6%	20.4%
Other foreign markets	18.6%	14.5%	18.8%	12.8%
Total consolidated revenue	100%	100%	100%	100%

Operating results for the segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment revenue	(In thousands)		(In thousands)
United States	$14,213	$13,837	$40,811	$42,944
Canada	878	884	2,224	2,900
U.K.	5,457	4,494	16,598	14,007
Other foreign markets	4,687	3,254	13,775	8,731
Total consolidated revenue	$25,235	$22,469	$73,408	$68,582

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment gross profit contribution *	(In thousands)		(In thousands)
United States	$3,935	$3,882	$8,335	$11,007
Canada	289	93	403	132
U.K.	1,222	761	5,015	2,774
Other foreign markets	249	(361)	1,778	(295)
Total consolidated gross profit	$5,695	$4,375	$15,531	$13,618

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and amortization expenses	(In thousands)		(In thousands)
United States	$23	$28	$77	$94
Canada	1	1	3	3
U.K.	5	5	14	15
Other foreign markets	1	—	1	—
Total consolidated depreciation and amortization expenses	$30	$34	$95	$112

	September 30,	December 31,
	2017	2016
Segment identifiable assets	(In thousands)
United States	$12,482	$12,331
Canada	1,278	730
U.K.	6,396	3,508
Other foreign markets	6,390	3,795
Total consolidated identifiable assets	$26,546	$20,364

Note 10 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $1.1 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $3.7 million and $3.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at September 30, 2017 and December 31, 2016, were $3.3 million and $3.1 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At September 30, 2017 and December 31, 2016, we did not have a CDAR balance.

Purchase commitments. From time to time, the Company enters into non-cancelable commitments to purchase professional services, information technology licenses and support, and training courses in future periods. The amount of these non-cancelable commitments made by the Company at December 31, 2016 was approximately $0.7 million. There was no non-cancellable purchase commitment made by the Company at September 30, 2017.

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

Note 11 - Subsequent Event

On November 1, 2017, Legacy announced it will receive an aggregate sum of Five Million Dollars ($5,000,000.00) to settle litigation brought to recover funds withheld from it in connection with the processing of credit card sales from 2007 through 2011. Under the terms of the settlement agreement entered into on October 31, 2017, Legacy has since received $5 million from Cynergy Holdings, LLC, Bank of America, N.A., BA Merchant Services, LLC, BMO Harris Bank, N.A., and Moneris Solutions, Inc. (“Defendants”). As part of the settlement, Legacy has agreed to dismiss the litigation currently pending in the Supreme Court of the State of New York, County of Queens without admission of wrongdoing on the part of any party. After accounting for outstanding legal fees, the net amount Legacy received from the settlement was $4,332,798. For more information on the terms of the settlement, please refer to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 1, 2017. A copy of the Form 8-K is available on the Company’s website at (http://ir.legacyeducationalliance.com/all-sec-filings).

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no other events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2017.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, including Martin Roberts, Robbie Fowler. The Independent Woman, Women in Wealth and Brick Buy Brick. Our products and services are offered in the United States, Canada, the U.K. and Other Foreign Markets.

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

We manage our business in four segments based on geographic location. These segments include our historical core markets of the United States, Canada, and the U.K., with the fourth segment including all Other Foreign Markets. We continue to expand internationally. Starting in 2014, we expanded our footprint to include Africa, Europe, and Asia, holding events in 21 countries. As we established traction in these markets, we opened offices in South Africa and Hong Kong during the first six months of 2015. Overall, we added an additional five new countries to our footprint in 2015 for a total global reach of 26 countries. In 2016 we held more events in several of these countries than in the prior years. We intend to continue to focus on diversifying our sales internationally.

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer 9 brands, which include:

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad® Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors that can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Brick Buy Brick™: Initially launched in the U.K., Brick Buy Brick is now also available in the U.S., Canada and the other foreign markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the U.K., such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

●	The Independent Woman™: Developed by women for women, is based on the teachings and principles of Kim Kiyosaki, investor, entrepreneur, and bestselling author of Rich Woman and It's Rising Time, The Independent Women program imparts the principles and strategies essential for potential financial independence.

●	Trade Up Investor Education™: Built on the belief that a successful investor is an educated investor and developed in partnership with Investor's Business Daily®, a leading financial news and research organization since 1984, students are offered educational training designed to help them increase their knowledge of stock and options trading.

Recent Developments

On November 1, 2017, Legacy announced it will receive an aggregate sum of Five Million Dollars ($5,000,000.00) to settle litigation brought to recover funds withheld from it in connection with the processing of credit card sales from 2007 through 2011. Under the terms of the settlement agreement entered into on October 31, 2017, Legacy has since received $5 million from Cynergy Holdings, LLC, Bank of America, N.A., BA Merchant Services, LLC, BMO Harris Bank, N.A., and Moneris Solutions, Inc. (“Defendants”). As part of the settlement, Legacy has agreed to dismiss the litigation currently pending in the Supreme Court of the State of New York, County of Queens without admission of wrongdoing on the part of any party. After accounting for outstanding legal fees, the net amount Legacy received from the settlement was $4,332,798. For more information on the terms of the settlement, please refer to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 1, 2017. A copy of the Form 8-K is available on the Company’s website at (http://ir.legacyeducationalliance.com/all-sec-filings).

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$25,235	$22,469	$73,408	$68,582
Operating costs and expenses:
Direct course expenses	13,411	12,268	39,494	36,506
Advertising and sales expenses	5,010	4,618	14,732	15,207
Royalty expenses	1,119	1,208	3,651	3,251
General and administrative expenses	4,114	3,595	12,686	11,339
Total operating costs and expenses	23,654	21,689	70,563	66,303
Income from operations	1,581	780	2,845	2,279
Other income (expense):
Interest expense	(2)	(1)	(7)	(3)
Other income (expense), net	(67)	397	85	537
Total other income (expense), net	(69)	396	78	534
Income before income taxes	1,512	1,176	2,923	2,813
Income tax benefit/(expense)	(119)	(8)	107	(27)
Net income	$1,393	$1,168	$3,030	$2,786

Basic earnings per common share	$0.06	$0.05	$0.13	$0.13
Diluted earnings per common share	$0.06	$0.05	$0.12	$0.12

Basic weighted average common shares outstanding	21,275	21,184	21,281	21,035
Diluted weighted average common shares outstanding	23,022	22,204	22,807	21,966

Comprehensive income (loss):
Net income	$1,393	$1,168	$3,030	$2,786
Foreign currency translation adjustments, net of tax of $0	(1,714)	581	(2,992)	2,540
Total comprehensive income (loss)	$(321)	$1,749	$38	$5,326

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	53.1	54.6	53.8	53.2
Advertising and sales expenses	19.9	20.5	20.1	22.2
Royalty expenses	4.4	5.4	4.9	4.7
General and administrative expenses	16.4	16.0	17.3	16.6
Total operating costs and expenses	93.8	96.5	96.1	96.7
Income from operations	6.2	3.5	3.9	3.3
Other income (expense):
Other income (expense), net	(0.3)	1.7	0.1	0.8
Total other income (expense), net	(0.3)	1.7	0.1	0.8
Income before income taxes	5.9	5.2	4.0	4.1
Income tax benefit/(expense)	(0.1)	—	0.1	—
Net income	5.8%	5.2%	4.1%	4.1%

Outlook

Cash sales were $75.7 million for the nine months ended September 30, 2017 compared to $65.5 million for the nine months ended September 30, 2016, an increase of $10.2 million or 15.6%. The increase was driven primarily by a $5.2 million increase in our Other Foreign Markets segment, a $3.2 million increase in our U.S. segment, and a $2.4 million increase in our U.K. segment, which was partially offset by a $0.6 million decrease in our Canada segment. We believe that cash sales remain an important metric when evaluating our operating performance. Pursuant to U.S. GAAP, we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program. Our students pay for their courses in full up-front or through payment agreements with independent third parties.

We anticipate cash sales to increase throughout 2017, particularly as new brands gain greater traction in our more established markets, and as we continue to expand internationally and hone our selling and marketing strategy in new markets.

OPERATING SEGMENTS

We operate in four operating segments based on geographic location. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment revenue	(In thousands)		(In thousands)
United States	$14,213	$13,837	$40,811	$42,944
Canada	878	884	2,224	2,900
U.K.	5,457	4,494	16,598	14,007
Other foreign markets	4,687	3,254	13,775	8,731
Total consolidated revenue	$25,235	$22,469	$73,408	$68,582

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of total revenue	2017	2016	2017	2016
U.S.	56.3%	61.6%	55.6%	62.6%
Canada	3.5%	3.9%	3.0%	4.2%
U.K.	21.6%	20.0%	22.6%	20.4%
Other foreign markets	18.6%	14.5%	18.8%	12.8%
Total consolidated revenue	100%	100%	100%	100%

United States

Over the past several years, our U.S. business shifted its focus from relying primarily on Rich Dad™ Education brand offerings and as our new proprietary brands gain greater traction in our more established markets, and as we continue to expand internationally the mix of revenue will become more diversified. We have developed and introduced into the market non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Brick, and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole. Revenue derived from the Rich Dad brands was $12.5 million and $12.1 million or as a percentage of total segment revenue was 87.6% and 87.5% for the three months ended September 30, 2017 and 2016, and $36.1 million and $37.8 million or as a percentage of total segment revenue was 88.6% and 88.1% for the nine months ended September 30, 2017 and 2016. The majority of the revenue derived from the Rich Dad™ Education brand offerings pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education.

The U.S. segment revenue was $14.2 million and $13.8 million or as a percentage of total revenue was 56.3 % and 61.6% for the three months ended September 30, 2017 and 2016, and $40.8 million and $43.0 million or as a percentage of total revenue was 55.6% and 62.6% for the nine months ended September 30, 2017 and 2016. The increase in revenue of $0.4 million or 2.9% during the three months ended September 30, 2017 compared to the same period in 2016 was due to an increase in recognition of revenue from expired contracts of $1.4 million or 56.8%, partially offset by decreased attendance (i.e. fulfillment) of $1.0 million or 8.8%. The decrease in revenue of $2.2 million or 5.1% during the nine months ended September 30, 2017 compared to the same period in 2016, was primarily due to decreased attendance (i.e. fulfillment) of $1.6 million or 4.5%, a decrease in recognition of revenue from expired contracts of $0.3 million or 3.8%, and as a result of the decline in recognition of revenue of $0.3 million, due to the change in our revenue recognition policy with regards to DVD fulfillment.

Canada

Similar to the U.S. segment, our Canadian segment's revenue primarily consists of Rich Dad™ Education branded offerings. Revenue derived from the Rich Dad brands was $0.8 million and $0.8 million or as a percentage of total segment revenue was 86.7% and 87.9% for the three months ended September 30, 2017 and 2016, and $1.9 million and $2.5 million or as a percentage of total segment revenue was 85.5% and 87.7% for the nine months ended September 30, 2017 and 2016. The majority of the revenue derived from the Rich Dad™ Education brand offerings pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education.

The Canadian segment revenue was $0.9 million and $0.9 million or as a percentage of total revenue was 3.5% and 3.9% for the three months ended September 30, 2017 and 2016, and $2.2 million and $2.9 million or as a percentage of total revenue was 3.0% and 4.2% for the nine months ended September 30, 2017 and 2016.

U.K.

In contrast to our U.S. and Canadian segments, our U.K. segment's revenue is more diversified amongst our brand offerings. Revenue derived from the Rich Dad™ Education branded offerings was $1.0 million and $1.3 million or as a percentage of total segment revenue was 19.0% and 29.0% for the three months ended September 30, 2017 and 2016, and $3.8 million and $4.6 million or as a percentage of total segment revenue was 22.7% and 32.6% for the nine months ended September 30, 2017 and 2016. The majority of the revenue derived from the Rich Dad™ Education brand offerings pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education.

The U.K. segment revenue was $5.4 million and $4.5 million or as a percentage of total revenue was 21.6% and 20.0% for the three months ended September 30, 2017 and 2016, and $16.6 million and $14.0 million or as a percentage of total revenue was 22.6% and 20.4% for the nine months ended September 30, 2017 and 2016. The increase in revenue of $0.9  million or 21.4% during the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to increase in revenue as a result of increased attendance (i.e. fulfillment) of $0.8 million or 23.2%, and increase in recognition of revenue from expired contracts $0.1 million or 14.6%. The increase in revenue of $2.6 million or 18.6% during the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to increase in revenue as a result of increased attendance (i.e. fulfillment) of $2.2 million or 20.2%, and increase in recognition of revenue from expired contracts $0.4 million or 12.8%.

Other Foreign Markets

We operate in other foreign markets, including Australia and New Zealand and European, Asian and African countries. Our Other Foreign Markets segment is gaining traction and has shown significant growth in revenue. The go to market strategy initially focused primarily on our proprietary brands and as we established a market presence that diversified our offerings to include the Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $3.8 million and $2.5 million or as a percentage of total segment revenue was 81.6% and 77.7% for the three months ended September 30, 2017 and 2016, and $10.8 million and $6.3 million or as a percentage of total segment revenue was 78.7% and 71.7% for the nine months ended September 30, 2017 and 2016.

The Other Foreign Markets segment revenue was $4.7 million and $3.3 million or as a percentage of total revenue was 18.6% and 14.5% for the three months ended September 30, 2017 and 2016, and $13.8 million and $8.7 million or as a percentage of total revenue was 18.8% and 12.8% for the nine months ended September 30, 2017 and 2016. The increase in revenue of $1.4 million or 44.0% during the three months ended September 30, 2017 compared to the same period in 2016 was due to increase in revenue as a result of increased attendance (i.e. fulfillment) of $1.4 million or 53.6%.  The increase in revenue of $5.1 million or 58.6% during the nine months ended September 30, 2017 compared to the same period in 2016 was due to increased attendance (i.e. fulfillment) of $3.6 million or 43.7% and increase in recognition of revenue from expired contracts of $1.5 million.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue

Revenue was $25.2 million for the three months ended September 30, 2017 compared to $22.5 million for the three months ended September 30, 2016. Revenue increased $2.7 million or 12.0% during the three months ended September 30, 2017 compared to the same period in 2016. The increase in revenue was due to increase in recognition of revenue from expired contracts of $1.8 million or 42.9% and increased attendance (i.e. fulfillment) of $0.9 million or 4.9%.

Cash sales were $24.5 million for the three months ended September 30, 2017 compared to $21.5 million for the three months ended September 30, 2016, an increase of $3.0 million or 14.0%. The increase was driven primarily by a $1.3 million increase in our U.S. segment, a $0.9 million increase in our U.K. segment, a $0.6 million increase in our Other Foreign Markets segment and a $0.2 million increase in our Canada segment.

Operating Expenses

Total operating costs and expenses were $23.6 million for the three months ended September 30, 2017 compared to $21.7 million for the three months ended September 30, 2016, an increase of $1.9 million or 8.8%, which is consistent with the increase in revenue. The increase was primarily due to a $1.1 million increase in direct course expenses, a $0.5 million increase in general and administrative expenses, of which $0.1 million was due to our new Enterprise Resource Planning ("ERP") system upgrade, a $0.4 million increase in advertising and sales expenses, partially offset by a $0.1 million decrease in royalty expense.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $13.4 million for the three months ended September 30, 2017 compared to $12.3 million for the three months ended September 30, 2016, an increase of $1.1 million or 8.9%, which was primarily related to increases in venue and travel costs and commissions due to increased cash sales.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing direct mail and radio advertising continued during the three months ended September 30, 2017, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the U.K., Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $5.0 million for the three months ended September 30, 2017 compared to $4.6 million for the three months ended September 30, 2016, an increase of $0.4 million, or 8.7%. As a percentage of revenue, advertising and sales expenses were 19.9% and 20.5% of revenue for the three months ended September 30, 2017 and 2016, respectively, a decrease of 0.6%.

Royalty expenses

We have licensing and related agreements with Rich Dad Operating Company ("RDOC"), whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.1 million for the three months ended September 30, 2017 compared to $1.2 million for the three months ended September 30, 2016, a decrease of $0.1 million, or 8.3%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $4.1 million for the three months ended September 30, 2017 compared to $3.6 million for the three months ended September 30, 2016, an increase of $0.5 million, or 13.9%. The increase was primarily driven by increases of $0.3 million in compensation costs and $0.1 million for the implementation of our new ERP system, which commenced in October 2016.

Income tax expense

The Company recorded an income tax expense of $119.0 thousand and $8.0 thousand for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 7.9% and 0.7% for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, valuation allowances of $4.1 million and $4.5 million, have been provided against net operating loss carryforwards and other deferred tax assets.

Our valuation allowance increased by $43.0 thousand for the three months ended September 30, 2017. There were no significant changes in our valuation allowance during the three months ended September 30, 2016. See Note 7 Income Taxes, for further information.

Net income

Net income was $1.4 million or $0.06 per basic and diluted common share for the three months ended September 30, 2017 compared to net income of $1.2 million or $0.05 per basic and diluted common share for the three months ended September 30, 2016. The increase in net income of $0.2 million, or $0.1 per basic and diluted common share was primarily driven by increase in revenue, partially offset by increase in operating expenses.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

Revenue was $73.4 million for the nine months ended September 30, 2017 compared to $68.6 million for the nine months ended September 30, 2016. Revenue increased $4.8 million or 7.0% during the nine months ended September 30, 2017 compared to the same period in 2016. The increase in revenue was due to increased attendance (i.e. fulfillment) of $3.4 million or 6.1% and increase in recognition of revenue from expired contracts of $1.7 million or 15.0%, which was partially offset by the decline in recognition of revenue of $0.3 million, due to the change in our revenue recognition policy with regards to DVD fulfillment.

Cash sales were $75.7 million for the nine months ended September 30, 2017 compared to $65.5 million for the nine months ended September 30, 2016, an increase of $10.2 million or 15.6%. The increase was driven primarily by a $5.2 million increase in our Other Foreign Markets segment, a $3.2 million increase in our U.S. segment and a $2.4 million increase in our U.K. segment, which was partially offset by a $0.6 million decrease in our Canada segment.

Operating Expenses

Total operating costs and expenses were $70.6 million for the nine months ended September 30, 2017 compared to $66.3 million for the nine months ended September 30, 2016, an increase of $4.3 million or 6.5%. The increase was primarily due to a $3.0 million increase in direct course expenses, a $1.4 million increase in general and administrative expenses, of which $0.7 million was due to our new ERP system upgrade, and a $0.4 million increase in royalty expense, partially offset by a $0.5 million decrease in advertising and sales expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $39.5 million for the nine months ended September 30, 2017 compared to $36.5 million for the nine months ended September 30, 2016, an increase of $3.0 million or 8.2%, which was primarily related to increases in venue and travel costs and in commissions due to increased cash sales.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. The trend of increasing online advertising and reducing direct mail and radio advertising continued during the nine months ended September 30, 2017, as we believe it is a more cost-efficient method of attracting potential customers. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the U.S., the U.K., Canada, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $14.7 million for the nine months ended September 30, 2017 compared to $15.2 million for the nine months ended September 30, 2016, a decrease of $0.5 million, or 3.3%. As a percentage of revenue, advertising and sales expenses were 20.1% and 22.2% of revenue for the nine months ended September 30, 2017 and 2016, a decrease of 2.1%.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $3.7 million for the nine months ended September 30, 2017 compared to $3.3 million for the nine months ended September 30, 2016, an increase of $0.4 million, or 12.1%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $12.7 million for the nine months ended September 30, 2017 compared to $11.3 million for the nine months ended September 30, 2016, an increase of $1.4 million, or 12.4%. The increase was primarily driven by increases in labor costs and $0.7 million for the implementation of our new ERP system, which commenced in October 2016.

Income tax expense

The Company recorded an income tax benefit of $107.0 thousand and income tax expense of $27.0 thousand for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was (3.7)% and 1.0% for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Rich Dad Education Limited only) deferred taxes were no longer required.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, valuation allowances of $4.1 million and $4.5 million, have been provided against net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.4 million and $1.1 million for the nine months ended September 30, 2017 and 2016. See Note 7 Income Taxes, for further information.

Net income

Net income was $3.0 million or $0.13 per basic and $0.12 per diluted common share for the nine months ended September 30, 2017 compared to a net income of $2.8 million or $0.13 per basic and $0.12 per diluted common share for the nine months ended September 30, 2016. The increase in net income of $0.2 million was primarily driven by increase in revenue, partially offset by increase in operating expenses.

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

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	4,743	(2,006)
Net cash used in investing activities	(114)	(40)
Net cash used in financing activities	(8)	(7)
Effect of foreign currency exchange rates	(1,133)	841
Net increase (decrease) in cash and cash equivalents	3,488	(1,212)

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $4.7 million in the nine months ended September 30, 2017 compared to net cash used in operating activities of $2.0 million in the nine months ended September 30, 2016, representing a period-over-period increase of $6.7 million. This increase was primarily the result of an increase in current liabilities for deferred revenue in 2017 as a result of increased cash sales.

Investing Cash Flows

Net cash used in investing activities was $114.0 thousand in the nine months ended September 30, 2017 and $40.0 thousand in the nine months ended September 30, 2016, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of September 30, 2017 and December 31, 2016 was 100.0% equity.

Net cash used in financing activities was $8.0 thousand and $7.0 thousand in the nine months ended September 30, 2017 and 2016, respectively.

We expect that our working capital deficit, which is primarily the result of our deferred revenue balance will continue for the foreseeable future. As of September 30, 2017 and December 31, 2016, our consolidated current deferred revenue was $58.3 million and $54.4 million.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of September 30, 2017, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company's equity securities during the three months ended September 30, 2017.

Item 6. Exhibits

Exhibit Number	Description
10.1	Employment Agreement dated September 1, 2017 by and between Legacy Education Alliance, Inc. and Anthony C. Humpage (Incorporated by reference to Exhibit 10.1 in the Company's Form 8-K filed with the SEC on September 6, 2017).
10.2	Employment Agreement dated September 1, 2017 by and between Legacy Education Alliance, Inc. and Christian Baeza (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on September 6, 2017).
10.3	Employment Agreement dated September 1, 2017 by and between Legacy Education Alliance, Inc. and James E. May (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 6, 2017).
31.1	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2017 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

