Form 10-K
period 2017-12-31
Legacy Education Alliance, Inc.
filed 2018-04-02
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $728,718 based on the closing sale price of the registrant’s common stock as traded on the NASDQ Over the Counter Electronic Bulletin Board on such date of $0.32 per share. As of March 31, 2018, there were 23,007,519 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Legacy Education Alliance, Inc.’s proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2017

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Annual Report on Form 10-K under the headings “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the introduction of additional brands into the U.S. market (e.g., The Independent Woman, Women in Wealth and Brick Buy Brick) which are expected to grow and diversify our U.S. revenue; the development of online courses which are expected to add revenue growth; projections of strong international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; shortening of course package contracts that should accelerate revenue recognition; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our expectations regarding the impact of general economic conditions on our business; and the estimates and matters described under the caption “Item 7. Management’s Discussion and Analysis-Results of Operations-Outlook.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors,” and in our other filings with the Securities and Exchange Commission. There may be other factors of which we are currently unaware or that we deem immaterial that may cause our actual results to differ materially from the expectations we express in our forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate.

Forward-looking statements are based on current plans, estimates, assumptions and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events.

ii

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

We voluntarily filed a Form 10 Registration Statement with the Securities and Exchange Commission (“SEC”) on May 12, 2017, and Amendment No 1 to Form 10 on June 27, 2017, to register our common stock, par value $0.0001 per share under the Securities Exchange Act of 1934. On July 11, 2017, we announced that the filed Form 10 Registration Statement was effective on that day. A copy of the Form 10 Registration Statement is available on the Company’s website at (http://ir.legacyeducationalliance.com/all-sec-filings).

Presentation of Financial Statements

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or “Legacy” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including Tigrent Inc., a Colorado corporation.

This Form 10-K includes financial statements and related notes that present the consolidated financial position, results of operations, comprehensive income, and cash flows of Legacy and its subsidiaries.

Our Strategy

Our objective is to be the leading global provider of services and products that enable individuals from all walks of life, regardless of their current economic situation and education background, to take control of their financial futures and enable them to achieve financial freedom.

Our strategy is focused primarily on the following areas:

●	Continued development of our U.S. businesses. We will continue our focus on U.S. service offerings in an attempt to improve our revenue and expand our offerings as appropriate, including e-learning and other electronic format offerings and the development of new brands.

●	Development of our International market. We continue to expand internationally.

●	Security and longevity of our brands. We operate under nine different brands. This provides us the flexibility to provide our services through different demographics, price points and sales channels. This strategy of going to market with multiple brands allows us to protect the individual brands, reduce brand fatigue and to provide brand diversification if a particular brand enters a difficult phase. This strategy also allows us to manage individual brand-fatigue while maintaining overall market share and meeting competition.

●	Fulfilling our customer obligations. We intend to optimize the pace and improve the cost efficiency with which we fulfill our customer commitments. We have:

●	expanded the options for course fulfillment in order to reduce the number of expired contracts by increasing the number of courses offered through electronic media and via the internet;

●	implemented an improved outreach program that involves contacting our customers to help them manage their course schedules;

●	Increased the number of symposiums we hold globally, which we believe will play a significant role in our business model going forward. Symposiums allow us to hold multiple Elite classes in one location resulting in cost savings based on economies of scale. These events have been well received by our customers, providing them with networking opportunities as well as bonus events and activities that have enhanced their experience.

●	Enhanced eLearning. We continue developing and promoting interactive and online distributed course content and enhanced technology platforms capable of streaming video, interactive e-learning, and distributed e-learning. We have been developing our social and brand presence internationally.

●	Consistent quality assurance. We believe that to be an effective provider of training we need to ensure that our course offerings meet our strict quality assurance guidelines. We will continue to monitor and enforce standards for marketing, sales presentations, and training delivery throughout our organization.

●	Continued professional development. We will continue to identify, recruit and retain a team of trainers, mentors and coaches who possess practical, hands-on experience in their areas of expertise.

Recent Developments

On January 25, 2018, we entered into a Second Amendment with Rich Dad Operating Company, LLC License Agreement (the “Second Amendment”) that amends certain terms of the Rich Dad Operating, Company, LLC License Agreement dated September 1, 2013 by and between Rich Dad Operating Company, LLC (“RDOC”) and us (the “License Agreement”) and extends the term of the License Agreement to September 1, 2019. In addition, the Company and two of its officers, and RDOC and certain individuals affiliated with RDOC entered into a Mutual Waiver and Release of Claims (“Mutual Release”). (See the Form 8-K filed on January 29, 2018 for further discussion.)

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, Making Money from Property with Martin RobertsTM; Brick Buy BrickTM; Building Wealth; Robbie Fowler Property AcademyTM; Women in WealthTM; Perform in PropertyTM, Teach Me to TradeTM, and Trade Up Investor EducationTM. Our products and services are offered in North America, the United Kingdom and Other Foreign Markets.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program and pays the fee. We have taken steps to shorten many of our course contracts from two-year contracts to one-year contracts, which has accelerated revenue recognition as services are delivered faster and/or contract terms expire sooner. We also continue to expand our innovative symposium-style course delivery model into other markets. Our symposiums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

We historically managed our business in four segments based on geographic location. These segments included our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. During the three months ended December 31, 2017, our management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date our operations have been managed through three segments: (i) North America, (ii) United Kingdom, (iii) Other Foreign Markets.

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2017	2016
North America	58.5%	65.2%
U.K.	22.0%	19.9%
Other foreign markets	19.5%	14.9%
Total consolidated revenue	100%	100%

	Years Ended December 31,
	2017	2016
Segment revenue	(In thousands)
North America	$57,147	$58,142
U.K.	21,494	17,747
Other foreign markets	19,089	13,307
Total consolidated revenue	$97,730	$89,196

Revenue by Segment in Dollars and Percentages:

See the caption Revenue, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer ten brands, which include:

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of one of the best-selling personal finance books of all time, Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad® Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors who can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Brick Buy Brick™: Initially launched in the U.K., Brick Buy Brick is now also available in North America and the other foreign markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the U.K., such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

●

Perform in PropertyTM is the first British training program of its kind. Joining forces with gallant Olympians, Legacy sets out to empower students to take control of their financial future by providing three tiers of reality-based training and time-tested resources. The Perform in Property brand is designed to help students achieve the level of performance and financial independence they desire.

●	Teach Me to TradeTM is a brand designed for students who want to learn the core concepts of trading in the financial markets. Beginners and veteran traders alike can benefit from the Teach Me to Trade brand as it focuses on broad market concepts aimed at helping traders gain an understanding of the foundations for success in a new trading business. It teaches how to develop a game plan, develop a business-minded approach to trading and appreciate the vital skills needed to invest in the financial markets.

●	Trade Up Investor Education™: Built on the belief that a successful investor is an educated investor and developed in partnership with Investor’s Business Daily®, a leading financial news and research organization since 1984, students are offered educational training designed to help them increase their knowledge of stock and options trading.

Marketing

Our various brands are the foundation for our marketing efforts. These brands provide credibility and sustainability within our media mix to promote live events and online trainings. Live onsite two-hour free preview workshops are offered weekly in four to six markets in the North America and the U.K. Marketing these events is primarily done online through banner ads, text ads, and emails. Direct mail, radio, television, public relations, social media and print advertising are also used to obtain event registrations. We enter into marketing and other agreements with other organizations to market our products and services to the public.

We offer people the opportunity to attend a free preview workshop or they can advance directly to one of our three-day basic training classes. People who enroll and attend the basic training class receive reference materials relevant to the subject matter to be taught at the class. The basic training course is usually held over a weekend within two to four weeks of the initial free preview workshop. Our experience is that offering the free preview workshop as a first step is an effective way to introduce to our students the methodology of investing, as well as to market and sell our three-day basic training courses.

Marketing efforts continue to those customers who choose to continue their education with a three-day basic training class. Welcome letters, product kits that include manuals, books and audio files, an online reference library, and reminder communication letters and emails are all branded for consistency and credibility. Customers at the three-day basic training may choose to continue on with their education through our elite training classes and mentorships offered during the basic training classes.

Elite training classes are fulfilled through various delivery methods to meet the needs of our customers. We utilize multiple preview brands to market into our advance training division, which we re-branded to Elite Legacy Education to expand our market reach.

We also market for new customers who prefer to learn online and provide people the opportunity to attend free ninety-minute live online webinars that are held weekly on six different topics. Webinars are marketed via online banner ads, affiliate marketing, email campaigns, social media and other media methods.

Training Programs

We have three significant categories for our programs:

●	Basic training live and online courses,

●	Elite level live and online training courses, and

●	Individualized mentoring programs.

Basic Training Courses

●	Rich Dad® Education

●	Rich Dad® Stock Education

●	Making Money from Property with Martin Roberts™

●	Brick Buy Brick™

●	Building Wealth™

●	Robbie Fowler Property Academy™

●	Women In Wealth™

●	Perform in PropertyTM

●	Teach Me to TradeTM

●	Trade Up Investor Education™

Elite Training Courses

Customers who attend our basic training courses may choose to continue with Elite training courses in real estate, financial markets investing and/or entrepreneurship skills. The Elite training courses of study include:

Elite Real Estate Courses		Elite Financial Markets Courses

●	Momentum	●	Master Trader™
●	Tax and Asset Protection	●	Options 1
●	Wholesale Buying	●	FOREX
●	Discount Notes & Mortgages	●	Options 2
●	Banking Relationships & Short Sale Systems	● ●	Elite Options FACT (Futures & Commodity Trading)
●	Mobile Homes	●	Asset Protection
●	Foreclosure Strategies	●	Elite FOREX
●	Fund, Fix and Flip
●	Marketing Today
●	Income Properties
●	Tax Liens
●	Lease Options
●	Commercial Real Estate
●	Business Financing & Factoring
●	Domestic Land Development
●	Creative Real Estate Financing
●	Buy, Rent and Hold (North America)
●	Buy, Fix and Sell (North America)
●	Creative Financing (North America)
●	Distressed Property & Repossessions (U.K.)
●	Asset Protection (U.K.)
●	Lease Options/Purchase Options (U.K.)
●	Buy to Let (U.K.)
●	Houses of Multiple Occupancy (U.K.)
●	Auction Training (U.K.)
●	Social Housing (U.K.)
●	Creative Finance (U.K.)

Elite Business Entrepreneurship Courses

●	Business Tax and Asset Protection
●	Top Branding and Marketing Strategies
●	Strategies for Raising Capital
●	Mind Over Money
●	Legacy Business Training

Customers may access training content through multiple delivery channels, including:

●	Live instruction in classroom settings;

●	Onsite mentoring;

●	Telephonic mentoring;

●	Electronic access to live online or pre-recorded on-demand programs;

●	Electronic media;

●	Symposiums; and

●	Webinars.

Through strategic partners, customers can purchase a license to use supporting software for real estate or financial markets investing. With either software program, a subscription-based data service is available for purchase which allows customers to interactively determine investment options and make better informed decisions about potential investments.

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

Coaching and mentoring programs are typically sold in a number of different subject areas and generally delivered in 10 to 16 weekly one-on-one telephone sessions. Some of the topics include Real Estate Coaching, Financial Markets Coaching and Business Coaching. A set curriculum approach is generally used. Each module comes with assignments, exercises and reading materials to be completed between sessions.

Geographic Diversification

We historically managed our business in four segments based on geographic location. These segments included our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting, and since such date, our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, (iii) Other Foreign Markets.

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

The main competitors to our financial markets strategies and techniques course offerings are large institutional brokerage houses, who have been offering education as a way to expand their client portfolio.

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

Effective September 1, 2013, we entered into new licensing and related agreements with Rich Dad Operating Company, LLC (“RDOC”) (collectively, the “2013 License Agreement”) that replaced the 2010 License Agreement. Compared to the 2010 License Agreement, the 2013 License Agreement broadened the field of use to include real estate investing, business strategies, stock market investment techniques, stock/paper assets, cash management, asset protection, entrepreneurship and other financially-oriented subjects. The 2013 License Agreement also (i) reduced the royalty rate payable to RDOC compared to the 2010 Rich Dad License Agreement; (ii) broadened the Company’s exclusivity rights to include education seminars delivered in any medium; (iii) eliminated the cash collateral requirements and related financial covenants contained in the 2010 License Agreement; (iv) continues our right to pay royalties via a promissory note that is convertible to preferred shares upon the occurrence of a Change in Control (as defined in the 2013 License Agreement); (v) eliminated approximately $1.6 million in debt from our consolidated balance sheet as a result of debt forgiveness provided for in the agreement terminating the 2010 License Agreement; and (vi) converted another approximately $4.6 million in debt to 1,549,882 shares of our Common Stock. Either party may terminate the 2013 License Agreement upon certain circumstances, including and uncured breach by the non-terminating party.

On April 22, 2014, we entered into an agreement with RDOC to settle certain claims we had against RDOC, Robert Kiyosaki, and Darren Weeks arising out of RDOC’s, Kiyosaki’s, and Weeks’s promotion of a series of live seminars and related products known as Rich Dad:GEO that we alleged infringed on our exclusive rights under the 2013 License Agreement  (the “GEO Settlement Agreement”). In the GEO Settlement Agreement, RDOC, Kiyosaki, and Weeks agreed to terminate any further activity in furtherance of the Rich Dad:GEO program. In addition, RDOC agreed, among other things, to (i) amend the 2013 License Agreement to halve the royalty payable by us to RDOC to 2.5% for the whole of 2014, (ii) cancelled approximately $1.3 million in debt owed by us to RDOC, and (iii) reimburse us for the legal fees we incurred in the matter. In addition, RDOC’s right to appoint one member of our Board of Directors previously continued under the 2013 License Agreement was cancelled.

The 2013 License Agreement and the GEO Settlement Agreement were assigned to our wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc. on September 10, 2014.

On January 25, 2018, we entered into a Second Amendment with RDOC (the “Second Amendment”) that amends certain terms of the 2013 License Agreement and extends the term of the 2013 License Agreement to September 1, 2019. In addition, the Company and two of its officers, and RDOC and certain individuals affiliated with RDOC, entered into a Mutual Waiver and Release of Claims. (See the Form 8-K filed on January 29, 2018 for further discussion.)

License Agreement with Robbie Fowler

We entered into a Talent Endorsement Agreement with an effective date of January 1, 2015 with Robbie Fowler that supplements an earlier November 2, 2012 Agreement and a Talent Endorsement Agreement with an effective date of January 1, 2013, both with Mr. Fowler (collectively, the “Fowler License Agreement”). The Fowler License Agreement grants us the exclusive right to use Robbie Fowler’s name, image, and likeness in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. The Fowler License Agreement will expire by its terms on January 1, 2020. Under the Fowler License Agreement, we pay Mr. Fowler a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products, after deductions for value added taxes, returns and refunds.

License Agreement with Martin Roberts

In 2009, we entered into a Talent Endorsement Agreement with Martin Roberts that grants us the exclusive right to use Martin Roberts’, name, image, and likeness, as well as the rights to use the name of Mr. Roberts’s published book entitled “Making Money From Property,” in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. We entered into a subsequent Talent Endorsement Agreement with an effective date of April 20th, 2017 (the “Supplemental Agreement”) that grants us the non-exclusive right to use Martin Roberts’ name, image and likeness, as well as the rights to use the name of Mr. Roberts’ published book entitled “Making Money From Property”, in connection with the advertisement, promotion , and sale of educational training, products and materials related to real estate, securities and options trading and investment, as well as, general wealth building and investing strategies, principles and motivation. The term of the license granted under the Supplemental Agreement is for an initial six months period expiring on October 20, 2017 and will continue thereafter unless (i) terminated by one party upon the event of certain specified defaults of the party, or (ii) by either party without cause upon thirty (30) days prior written notice to the other party. Under the Supplemental Agreement with Mr. Roberts, we pay Mr. Roberts a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products that are collected within thirty (30) days after a Company-sponsored Martin Roberts-branded event, after deductions for value added taxes, banking charges, returns, refunds, and third party commissions. For sales to clients introduced to us directly by Mr. Roberts and his associated websites as well as other marketing and promotional activities Mr. Roberts or his associated companies may wish to undertake from time to time that are not part of a Company sponsored event and which result in the sale of ours basic training her marketing and promotional activities, Mr. Roberts is entitled to 50% of gross revenue from such sales of directly introduced clients.

Employees and Independent Contractors

As of December 31, 2017, we had approximately 181 full-time employees of whom 153, or 85%, were located in our North America segment and the remaining 15% were located in the United Kingdom, South Africa and Hong Kong. In addition, we employ part-time employees in various capacities and independent contractors who are trainers, coaches or mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid commissions based upon the dollar value of the courses purchased by customers at our free preview workshops and basic training courses, or are paid fixed fees for teaching and mentoring Elite courses. Independent contractors are required to execute agreements with us that set forth their commission structures and typically contain confidentiality and non-competition provisions.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

The termination of our license agreement to use the Rich Dad brand would materially adversely impact our business, financial condition and results of operations, given the high concentration of sales from course offerings under the Rich Dad® Education Brand

Our Rich Dad® Education real estate and financial market course offerings accounted for approximately 72.1% of our total revenue in 2017. Our 2013 License Agreement with Rich Dad®, as amended, expires on September 1, 2019. The license agreement can also be terminated for a default by us. See the section entitled “Licensing Agreement with the Rich Dad parties” above, for a discussion of the terms of this significant agreement. Termination of our 2013 License Agreement or termination of our relationship with the Rich Dad Parties would have a material adverse effect on our business, financial condition and results of operations.

If revenues from our Rich Dad brand decline, this could materially adversely impact our business, financial condition and results of operations.

The Rich Dad® Education brand accounts for a significant portion of our total revenue. If revenue from the Rich Dad® Education Brand declines, and is not offset by revenue increases in our other brands it could have a material adverse effect on our business, financial condition and results of operations. Further, a decrease in popularity or public acceptance of Robert Kiyosaki or the Rich Dad™ Education Brand would have a significant impact on our business, financial condition and results of operations. Additionally, if Mr. and Mrs. Kiyosaki, the founders of the Rich Dad™ Education Brand, do not spend as much time in the public eye, it could impact the popularity of the Rich Dad™ Education Brand and consequently impact our sales of Rich Dad™ Education products.

The termination of a material license agreement could materially adversely impact our business, financial condition and results of operations.

The License Agreement with Martin Roberts may be terminated by the licensor upon limited notice. We use the intellectual property licensed to us under this agreement to conduct the sale of Robbie Fowler-branded property courses and affiliated products in the U.K. If Mr. Roberts terminates his relationship with us, it could have a material adverse effect on our business, financial condition and results of operations.

Our cash flows from operations increased in 2017 versus our cash flows from operations in 2016. If this trend were to reverse in the future, it could impair our ability to fund our working capital needs and adversely affect our financial condition.

Management currently projects that our available cash balances will be sufficient to maintain our operations during 2018 and beyond. However, when considering all of the applicable operational and external risks and uncertainties, including, but not limited to cash generated from new and ongoing business initiatives, our ability to effectively execute our strategies, and potential current and future litigation matters, we believe that we may not be adequately capitalized. We may seek to obtain additional capital through the issuance of equity or debt, which may dilute the equity holdings of our current investors. In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates, and repayment provisions that reduce our cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the economic environment. If we cannot generate the required cash to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, or limit our operations.

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

We currently operate in the United Kingdom, Canada, Hong Kong, South Africa and other international markets in addition to our U.S. operations and we plan on continuing our international market expansion going forward. As a result, we face risks that are inherent in international operations, including:

●	Complexity of operations across borders;

●	Currency exchange rate fluctuations;

●	Restrictions on the movements of cash;

●	Multiple and possibly overlapping or conflicting tax laws;

●	Applicability of training concepts to foreign markets;

●	Compliance with foreign regulatory requirements including anti-corruption, banking, cash repatriation, and data protection;

●	Political instability; and

●	Price controls or restrictions on exchange of foreign currencies.

If we are unable to successfully manage these and other factors, our business could be adversely affected and our financial condition and results of operations could suffer.

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business.

We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws and export-import compliance and trade laws, due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage.  They also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business in some parts of the world, such as Hong Kong1, that are recognized as having governmental and commercial corruption and in such countries, strict compliance with anti-bribery laws may conflict with local customs and practices. Under some circumstances, a parent company may be civilly and criminally liable for bribes paid by a subsidiary.  We cannot assure you that our internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations may have occurred, including without limitation violations of anti-corruption laws, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions, and imprisonment of the individuals involved.  As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

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

Any decreased interest in real estate investing in the future could impact our brands. Additionally, a prolonged economic downturn or uncertainty over future economic conditions, particularly in the U.S., could increase these effects on our business. In addition, our ongoing business expansion efforts and related operational changes add to the difficulty and risk of forecasting the timing, magnitude and direction of operational and financial outcomes with respect to our business.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our financial success depends, in part, upon our ability to protect our brand names, curriculums, and other proprietary and licensed intellectual property.  The existing laws of some countries in which we conduct business might offer only limited protection of our intellectual property rights. To protect our intellectual property, we rely upon a combination of confidentiality policies, nondisclosure, and other contractual arrangements, as well as copyright and trademark laws. The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights, especially in foreign jurisdictions. The loss of proprietary content or the unauthorized use of our intellectual property, including our brand names, may create significant market confusion and result in greater competition, loss of revenue, and adverse publicity.

We face significant competition in our markets.

Our success depends upon our ability to attract customers by providing high-quality courses and training materials, as well as to attract and retain quality trainers to provide those courses. The market for training courses for specific business issues, such as real estate or stock market investing, is intensely competitive. If we are unable to successfully compete, our business, financial condition and results of operations will be materially harmed. Certain competitors may have access to certain marketing channels or be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to course development than we can. In addition, it is possible that certain competitors, or potential competitors, could reduce their pricing to levels that would make it difficult for us to compete. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. Our success is dependent on our ability to successfully attract customers to programs that they feel will enhance their knowledge and enhance their earning power. Their level of satisfaction with our course offerings affects our reputation as they tell others about their experience. Our business could suffer if we fail to deliver quality programs at acceptable price points.

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

Federal, state, and international laws and regulations impact our operations and may limit our ability to obtain authorization to operate in some states or countries. Many federal, state, and international governmental agencies assert authority to regulate providers of investment training programs. Failure to comply with these regulations could result in legal action instituted by the jurisdictions, including cease and desist and injunctive actions. In the event we are subject to such legal action, our reputation could be harmed and the demand for our course offerings and products could be significantly reduced. We are involved from time to time in routine legal matters incidental to our business, including disputes with students and information requests from state regulatory agencies. Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations. Future regulatory changes with respect to the various topics of our courses or the investment techniques we teach, could also impact the content of our course offerings, which in turn, could negatively impact future sales.

Cyber-attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our customers. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential customer or employee data. While we take measures to protect the security of, and unauthorized access to, our systems, as well as the privacy of personal and proprietary information, it is possible that our security controls over our systems, as well as other security practices we follow, may not prevent the improper access to or disclosure of personally identifiable or proprietary information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services.

The European Union’s (“EU”) General Data Protection Regulation (“GDPR”) will take effect in May 2018 and will require EU member states to meet new and more stringent requirements regarding the handling of personal data. Failure to meet the GDPR requirements could result in substantial penalties of up to the greater of €20 million or 4% of global annual revenue of the preceding financial year. Additionally, compliance with the GDPR is resulting in operational costs to implement new procedures corresponding to new legal rights granted under the law. Although the GDPR will apply across the EU without a need for local implementing legislation, local data protection authorities will still have the ability to interpret the GDPR through so-called opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis.

Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in impairment to our reputation in the marketplace and we could incur substantial penalties or litigation related to violation of existing or future data privacy laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may increase our management personnel to obtain certain additional functional capability, including regulatory, sales, business development, e-commerce, and quality assurance and control, either by hiring additional personnel or by outsourcing these functions to qualified third-parties. We may not be able to engage these third-parties on terms favorable to us. Also, we may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel among companies that operate in our markets. If we fail to identify, attract, retain and motivate highly skilled personnel, or if we lose current employees or contractors, it could have a material adverse effect on our business, financial condition and results of operations. We currently do not maintain key man insurance on any member of our senior executive management team.

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

A relocation of any of our office locations could materially adversely impact our business, financial condition and results of operations.

If any of the leases for our leased offices are not renewed, or if any of our offices, whether owned or leased, are inadequate for our business operations, we may be compelled to relocate operations to new locations, which could result in disruption of the business, additional costs and expenses, and loss of key personnel, any of which could adversely affect our financial condition and results of operations.

U.S. federal income tax reform could adversely affect us and our stockholders.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the “Act”, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The Act, among other things, reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We have not completed our assessment of the accounting impact of the tax effects on the Company due to the Act and we continue to examine the impact that this tax reform legislation may have on our business. However, we have made a reasonable estimate of the effects on our existing deferred tax balances. We recognized a provisional estimate of $0.1 million of tax expense related to the remeasurement of our deferred tax balance. We will continue to refine our estimate as additional analysis is completed and additional guidance is issued. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

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

The market price of our Common Stock is subject to significant fluctuations in response to, among other factors:

●	changes in our financial performance or a change in financial estimates or recommendations by securities analysts;

●	announcements of innovations or new products or services by us or our competitors;

●	the emergence of new competitors or success of our existing competitors;

●	operating and market price performance of other companies that investors deem comparable;

●	changes in our Board of Directors or management;

●	sales or purchases of our Common Stock by insiders;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations; and

●	general economic conditions and slow or negative growth of related markets.

●	other risks related to our business as set forth above.

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

On February 15, 2017, we adopted a limited duration Shareholder Rights Plan (the “Plan”). Under the Plan, one preferred stock purchase right will be distributed for each share of common stock held by stockholders of record on March 2, 2017. The rights will trade with the common stock and will not be separable or exercisable until such time as the Plan is triggered. The Plan is scheduled to expire on February 15, 2019, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The plan is designed to ensure that the Board of Directors has sufficient time to consider any proposal from a third party that might result in a change in control of the Company, make sure that all stockholders receive fair and equal treatment in the event of any such a proposal, and encourage any potential acquirer to negotiate with the Board of Directors. In addition, the Plan will guard against partial tender offers, open market accumulations and other coercive tactics aimed at gaining control of the Company without paying all stockholders a full control premium for their shares.

The Nevada Revised Statutes, which is the general corporate law applicable to us, contain provisions governing an acquisition of controlling interest of us. These provisions provide generally that any person or entity that acquires a certain percentage of our outstanding voting shares may be denied voting rights with respect to the acquired shares, unless the acquisition is approved by both (i) the holders of a majority of the voting shares of our stock, and (ii) if the acquisition would adversely alter or change any preference or other right given to any other class or series of outstanding shares, the holders of a majority of each class or series effected, excluding the shares held by any interested person (including, such acquiring person or entity, an officer or a director of the corporation, and an employee of the corporation). This provision of the Nevada Revised Statutes could impede an acquisition of us even if a premium would be paid to our stockholders for their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth our office locations as of December 31, 2017:

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
			56,767

We are the sole beneficiary of a land trust that owns the land and building of our executive offices in Cape Coral, Florida. James E. May, our Senior Vice President and General Counsel, serves as the trustee. Our executive office building is approximately 40,734 square feet and is situated on approximately 4.5 acres.

We lease approximately 6,294 square feet of office space in Salt Lake City, Utah for our U.S. operations and telemarketing headquarters. The lease expires in November 2018 and rent is payable monthly at rates increasing from $8,890 to $10,306 over the term of the lease.

We lease approximately 5,100 square feet of office space in Ontario, Canada for our Canadian headquarters. The lease expires in February 2019 and rent is payable monthly at rates increasing from approximately $2,650 to $2,850 over the term of the lease.

We lease approximately 4,226 square feet of office space which is used for both corporate administration and training purposes in Richmond, Surrey. We lease various rooms in the same facility with different lease terms with the latest expiration date in February 2019. The total monthly rent is approximately $91,680 for office space and training room leases.

We lease approximately 205 square feet of office space which is used for corporate administration purposes in Johannesburg, South Africa. The lease expires in May 2018. The total monthly rent is approximately $1,800.

We lease approximately 208 square feet of office space which is used corporate administration purposes in Causeway Bay, Hong Kong. The lease expires in January 2019. The total monthly rent is approximately $5,150.

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

	High	Low
Year ended December 31, 2017
Fourth Quarter	$0.6	$0.3
Third Quarter	$0.5	$0.3
Second Quarter	$0.4	$0.2
First Quarter	$0.5	$0.3
Year ended December 31, 2016
Fourth Quarter	$0.5	$0.2
Third Quarter	$0.5	$0.1
Second Quarter	$0.4	$0.2
First Quarter	$0.4	$0.1

Holders

As of December 31, 2017, there were approximately 276 stockholders of record for our Common Stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

Dividends

We have not paid out any cash dividends for the past two years and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2015 Equity Plan (the “2015 Incentive Plan”) was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015. The financial activity pertaining to our employees and directors under the 2015 Incentive Plan is incorporated by reference to “Note 6 –Share-Based Compensation” on page F-12 of our consolidated financial statements, presented herein.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, Making Money from Property with Martin RobertsTM; Brick Buy BrickTM; Building Wealth; Robbie Fowler Property AcademyTM; Women in WealthTM; Perform in PropertyTM, Teach Me to TradeTM, and Trade Up Investor EducationTM. Our products and services are offered in North America, the United Kingdom and Other Foreign Markets.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program and pays the fee. Over time, we have taken steps to shorten many of our course contracts from two-year contracts to one-year contracts, which has accelerated revenue recognition as services are delivered faster and/or contract terms expire sooner. We also continue to expand our innovative symposium-style course delivery model into other markets. Our symposiums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

We historically managed our business in four segments based on geographic location. These segments included our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, (iii) Other Foreign Markets. We continue to expand internationally.

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer ten brands, which include:

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of the best-selling personal finance books of all time, Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad® Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors who can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Brick Buy Brick™: Initially launched in the UK, Brick Buy Brick is now also available in the North America and the other foreign markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

●

Perform in PropertyTM is the first British training program of its kind. Joining forces with gallant Olympians, Legacy sets out to empower students to take control of their financial future by providing three tiers of reality-based training and time-tested resources. The Perform in Property brand is designed to help students achieve the level of performance and financial independence they desire.

●	Teach Me to TradeTM is a brand designed for students who want to learn the core concepts of trading in the financial markets. Beginners and veteran traders alike can benefit from the Teach Me to Trade brand as it focuses on broad market concepts aimed at helping traders gain an understanding of the foundations for success in a new trading business. It teaches how to develop a game plan, develop a business-minded approach to trading and appreciate the vital skills needed to invest in the financial markets.

●	Trade Up Investor Education™: Built on the belief that a successful investor is an educated investor and developed in partnership with Investor’s Business Daily®, a leading financial news and research organization since 1984, students are offered educational training designed to help them increase their knowledge of stock and options trading.

Recent Developments

On January 25, 2018, we entered into a Second Amendment with Rich Dad Operating Company, LLC License Agreement (the “Second Amendment”) that amends certain terms of the Rich Dad Operating, Company, LLC License Agreement dated September 1, 2013 by and between Rich Dad Operating Company, LLC (“RDOC”) and us (the “License Agreement”) and extends the term of the License Agreement to September 1, 2019. In addition, the Company and two of its officers, and RDOC and certain individuals affiliated with RDOC entered into a Mutual Waiver and Release of Claims (“Mutual Release”). (See the Form 8-K filed on January 29, 2018 for further discussion.)

Results of Operations

	Years Ended December 31,
(in thousands, except per share data)	2017	2016
Revenue	$97,730	$89,196
Operating costs and expenses:
Direct course expenses	53,972	47,843
Advertising and sales expenses	19,790	19,484
Royalty expenses	4,746	4,341
General and administrative expenses	17,408	15,055
Total operating costs and expenses	95,916	86,723
Income from operations	1,814	2,473
Other income (expense):
Interest expense	(9)	(5)
Other income (expense), net	4,480	472
Total other income (expense), net	4,471	467
Income before income taxes	6,285	2,940
Income tax (expense) benefit	(1,989)	941
Net income	$4,296	$3,881

Basic earnings (loss) per common share	$0.19	$0.18
Diluted earnings (loss) per common share	$0.18	$0.17

Basic weighted average common shares outstanding	21,510	21,092
Diluted weighted average common shares outstanding	22,857	22,133

Comprehensive income:
Net income	$4,296	$3,881
Foreign currency translation adjustments, net of tax of $0	(3,113)	988
Total comprehensive income	$1,183	$4,869

Our operating results, expressed as a percentage of revenue are set forth in the table below:

	Years Ended December 31,
	2017	2016
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	55.2	53.6
Advertising and sales expenses	20.2	21.8
Royalty expenses	4.9	4.9
General and administrative expenses	17.8	16.9
Total operating costs and expenses	98.1	97.2
Income from operations	1.9	2.8
Other income (expense):
Other income (expense), net	4.5	0.5
Total other income (expense), net	4.5	0.5
Income before income taxes	6.4	3.3
Income tax (expense) benefit	(2.0)	1.1
Net income	4.4%	4.4%

Outlook

Cash sales were $99.2 million for the year ended December 31, 2017 compared to $86.8 million for the year ended December 31, 2016, an increase of $12.4 million or 14.3%. The increase was driven primarily by a $5.4 million increase in our Other Foreign Markets segment, a $4.5 million increase in our North America segment and a $2.5 million increase in our U.K. segment. We believe that cash sales remain an important metric when evaluating our operating performance. Pursuant to U.S. GAAP, we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program. Our students pay for their courses in full up-front or through payment agreements with independent third parties.

We anticipate cash sales to increase throughout 2018, particularly as new brands gain greater traction in our more established markets, and as we continue to expand internationally and hone our selling and marketing strategy in new markets.

Cash Sales 2017 and 2016 in Dollars and Percentages

Operating Segments

We historically managed our business in four segments based on geographic location. These segments included our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date our operations have been managed through three operating segments: (i) North America, (ii) the United Kingdom, (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2017	2016
North America	58.5%	65.2%
U.K.	22.0%	19.9%
Other foreign markets	19.5%	14.9%
Total consolidated revenue	100%	100%

	Years Ended December 31,
	2017	2016
Segment revenue	(In thousands)
North America	$57,147	$58,142
U.K.	21,494	17,747
Other foreign markets	19,089	13,307
Total consolidated revenue	$97,730	$89,196

Revenue 2017 and 2016 in Dollars and Percentages

North America

Over the past several years, our North America business has consisted primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $50.5 million and $51.0 million or as a percentage of total segment revenue was 88.4% and 87.6% for the years ended December 31, 2017 and 2016, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Brick and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

The North America segment revenue was $57.1 million and $58.2 million or as a percentage of total revenue was 58.5% and 65.2% for the years ended December 31, 2017 and 2016, respectively. The decrease in revenue of $1.1 million or 1.9% during the year ended December 31, 2017 compared to the same period in 2016, was due to the decreased attendance (i.e. fulfillment) of $0.4 million or 0.8%, $0.4 million or 100.0% decline in revenue, as a result of the change in our revenue recognition policy with regards to DVD fulfillment and decrease in recognition of revenue from expired contracts of $0.3 million or 3.1%.

U.K.

In contrast to our North America segment, our U.K. segment is more diversified among several different brands. Revenue derived from the Rich Dad brands was $4.3 million and $5.4 million or as a percentage of total segment revenue was 20.2% and 30.5% for the years ended December 31, 2017 and 2016, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training.

The U.K. segment revenue was $21.5 million and $17.7 million or as a percentage of total revenue was 22.0% and 19.9% for the years ended December 31, 2017 and 2016, respectively. The increase in revenue of $3.8 million or 21.5% for the year ended December 31, 2017 compared to the same period in 2016, was due to increased attendance (i.e. fulfillment) of $2.9 million or 20.4% and increase in recognition of revenue from expired contracts of $0.9 million or 23.7%.

Other Foreign Markets

We operate in other foreign markets, including European, Asian and African countries. Our Other Foreign Markets segment is gaining traction and has shown significant growth in revenue. Revenue derived from the Rich Dad brands was $15.7 million and $10.2 million or as a percentage of total segment revenue was 82.1% and 76.8% for the years ended December 31, 2017 and 2016, respectively.

The Other Foreign Markets segment revenue was $19.1 million and $13.3 million or as a percentage of total revenue was 19.5% and 14.9% for the years ended December 31, 2017 and 2016, respectively. The increase in revenue of $5.8 million or 43.6% during the year ended December 31, 2017 compared to the same period in 2016, was due to increased attendance (i.e. fulfillment) of $4.5 million or 36.5% and increase in recognition of revenue from expired contracts of $1.3 million or 100.0%.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

Revenue was $97.7 million for the year ended December 31, 2017 compared to $89.2 million for the year ended December 31, 2016, an increase of $8.5 million or 9.5%. The increase was due to increased attendance (i.e. fulfillment) of $6.9 million or 9.2% and the increase in recognition of revenue from expired contracts of $2.0 million or 13.9%, partially offset by the decline in recognition of revenue of $0.4 million or 100.0%, due to the change in our revenue recognition policy with regards to DVD fulfillment. Cash sales were $99.2 million for the year ended December 31, 2017 compared to $86.8 million for the year ended December 31, 2016, an increase of $12.4 million or 14.3%. The increase was driven primarily by a $5.4 million increase in our Other Foreign Markets segment, a $4.5 million increase in our North America segment and a $2.5 million increase in our U.K. segment.

Operating Expenses

Total operating costs and expenses were $95.9 million for the year ended December 31, 2017 compared to $86.7 million for the year ended December 31, 2016, an increase of $9.2 million or 10.6%. The increase was due to a $6.2 million increase in direct course expenses, a $2.3 million increase in general and administrative expenses, a $0.4 million increase in royalty expense and a $0.3 million increase in advertising and sales expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $54.0 million for the year ended December 31, 2017 compared to $47.8 million for the year ended December 31, 2016, an increase of $6.2 million or 13.0%, which was primarily related to increases in venue and travel costs related to our Other Foreign Markets segment and in commissions due to increased cash sales.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the North America, the United Kingdom, and Other Foreign Markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $19.8 million for the year ended December 31, 2017 compared to $19.5 million for the year ended December 31, 2016, an increase of $0.3 million, or 1.5%. As a percentage of revenue, advertising and sales expenses were 20.2% and 21.8% of revenue for the year ended December 31, 2017 and 2016, respectively, a decrease of 1.6%.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $4.7 million for the year ended December 31, 2017 compared to $4.3 million for the year ended December 31, 2016, an increase of $0.4 million, or 9.3%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $17.4 million for the year ended December 31, 2017 compared to $15.1 million for the year ended December 31, 2016, an increase of $2.3 million, or 15.2%. The increase was primarily driven by higher compensation costs and $0.8 million for the implementation of our new ERP system, which commenced in October 2016.

Other income (expense), net

Other income was $4.5 million for the year ended December 31, 2017 compared to $0.5 million for the year ended December 31, 2016, an increase of $4.0 million. During the year ended December 31, 2017, we recorded $4.3 million of the net settlement amount we received under the terms of the settlement agreement entered on October 31, 2017, as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition-Critical Accounting Policies and Estimates-Accounting for Litigation and Settlements”.

Income tax (expense) benefit

We recorded an income tax expense of ($2.0) million and an income tax benefit $0.9 million for the year ended December 31, 2017 and 2016, a $2.9 million increase in income tax expense. During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Elite Legacy Education UK Limited only) deferred taxes were no longer required. Release of these valuation allowances resulted in $2.4 million of tax benefit that was offset by tax on current period book income and other permanent and timing differences resulting in an income tax benefit of $0.9 million for the year ended December 31, 2016.

Our effective tax rate was 31.6% and (32.0%) for the year ended December 31, 2017 and 2016, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 35.0% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions, the change in our valuation allowance and the remeasurement of our deferred tax balances from the Tax Cuts and Jobs Act that was enacted on December 22, 2017. See Note 8 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of December 31, 2017 and December 31, 2016, a valuation allowance of $4.7 million and $4.5 million, respectively, has been provided against net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $0.2 million and decreased it by $2.7 million for the year ended December 31, 2017 and 2016, respectively.

Net income

Net income was $4.3 million or $0.19 per basic and $0.18 per diluted common share for the year ended December 31, 2017, compared to a net income of $3.9 million or $0.18 per basic and $0.17 per diluted common share for the year ended December 31, 2016, an increase in net income of $0.4 million or $0.01 per basic and diluted common share. Net income for the year ended December 31, 2017 was positively impacted by the increase in revenue primarily due to increased attendance (i.e. fulfillment) of $6.9 million or 9.2% and by the increase in other income of $4.0 million, partially offset by the increase in operating and income tax expenses.

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

After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We recognized revenue at the conclusion of the contract period of approximately $16.4 million and $14.5 million in the years ended December 31, 2017 and 2016, respectively. Our reserve for course attendance after expiration was $1.3 million at December 31, 2017 and 2016.

We provide a limited satisfaction guarantee to our customers who purchase live onsite training. Very few customers exercise this guarantee.

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

The TCJA makes significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed our assessment of the accounting impact of the tax effects on the Company due to the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We recognized a provisional estimate of $0.1 million of tax expense related to the remeasurement of our deferred tax balance. We will continue to refine our estimate as additional analysis is completed and additional guidance is issued, however we don’t expect a significant net impact on our underlying financial statements as we have cumulative losses in our foreign subsidiaries.

Accounting for Litigation and Settlements

On November 1, 2017, Legacy announced it will receive an aggregate sum of Five Million Dollars ($5,000,000.00) to settle litigation brought to recover funds withheld from it in connection with the processing of credit card sales from 2007 through 2011. Under the terms of the settlement agreement entered into on October 31, 2017, Legacy has since received $5 million from Cynergy Holdings, LLC, Bank of America, N.A., BA Merchant Services, LLC, BMO Harris Bank, N.A., and Moneris Solutions, Inc. (“Defendants”). As part of the settlement, Legacy has agreed to dismiss the litigation then pending in the Supreme Court of the State of New York, County of Queens, without admission of wrongdoing on the part of any party. After accounting for outstanding legal fees, the net amount Legacy received from the settlement was $4,332,798. For more information on the terms of the settlement, please refer to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 1, 2017. A copy of the Form 8-K is available on the Company’s website at (http://ir.legacyeducationalliance.com/all-sec-filings).

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

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

In general, we believe we will experience increased demand for our products and services as global economic conditions improve. We believe that our products and services appeal to those who seek increased financial freedom. If we experience a prolonged decline in demand for our products and services, it could have a material adverse effect on our future operating results.

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

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Years Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	5,394	(1,563)
Net cash used in investing activities	(181)	(55)
Net cash used in financing activities	(11)	(10)
Effect of foreign currency exchange rates	(908)	(1,542)
Net increase (decrease) in cash and cash equivalents	4,294	(3,170)

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $5.4 million in the year ended December 31, 2017 compared to net cash used in operating activities of $1.6 million in the year ended December 31, 2016, representing a period-over-period increase of $7.0 million. This increase was primarily the result of an increase in current liabilities for deferred revenue in 2017 as a result of increased cash sales and the proceeds received from the Cynergy settlement.

Investing Cash Flows

Net cash used in investing activities totaled $0.2 million and $0.1 million in the years ended December 31, 2017 and 2016, respectively, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of December 31, 2017 and December 31, 2016 was 100.0% equity.

Net cash used in financing activities totaled $11.0 thousand and $10.0 thousand in the years ended December 31, 2017 and 2016, respectively.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of December 31, 2017 and 2016, our consolidated current deferred revenue was $57.2 million and $54.4 million, respectively.

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

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Legacy Education Alliance, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Legacy Education Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Legacy Education Alliance, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2014.

Houston, Texas

April 2, 2018

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,005	$1,711
Restricted cash	2,899	3,148
Deferred course expenses	9,417	9,067
Prepaid expenses and other current assets	6,408	3,458
Inventory	330	348
Total current assets	25,059	17,732
Property and equipment, net	1,187	1,130
Deferred tax asset, net	441	1,295
Other assets	333	207
Total assets	$27,020	$20,364
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,860	$3,344
Royalties payable	188	175
Accrued course expenses	1,829	1,082
Accrued salaries, wages and benefits	1,506	840
Other accrued expenses	2,430	2,052
Long-term debt, current portion	11	11
Deferred revenue, current portion	57,151	54,389
Total current liabilities	65,975	61,893
Long-term debt, net of current portion	20	31
Deferred revenue, net of current portion	602	235
Other liabilities	1,188	379
Total liabilities	67,785	62,538
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,007,519 and 22,630,927 shares issued and outstanding at December 31, 2017 and 2016, respectively	2	2
Additional paid-in capital	11,299	11,073
Cumulative foreign currency translation adjustment	(445)	2,668
Accumulated deficit	(51,621)	(55,917)
Total stockholders’ deficit	(40,765)	(42,174)
Total liabilities and stockholders’ deficit	$27,020	$20,364

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016
Revenue	$97,730	$89,196
Operating costs and expenses:
Direct course expenses	53,972	47,843
Advertising and sales expenses	19,790	19,484
Royalty expenses	4,746	4,341
General and administrative expenses	17,408	15,055
Total operating costs and expenses	95,916	86,723
Income from operations	1,814	2,473
Other income (expense):
Interest expense	(9)	(5)
Other income (expense), net	4,480	472
Total other income (expense), net	4,471	467
Income before income taxes	6,285	2,940
Income tax (expense) benefit	(1,989)	941
Net income	$4,296	$3,881

Basic earnings per common share	$0.19	$0.18
Diluted earnings per common share	$0.18	$0.17

Basic weighted average common shares outstanding	21,510	21,092
Diluted weighted average common shares outstanding	22,857	22,133

Comprehensive income:
Net income	$4,296	$3,881
Foreign currency translation adjustments, net of tax of $0	(3,113)	988
Total comprehensive income	$1,183	$4,869

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2015	21,846	2	10,905	1,680	(59,798)	(47,211)
Issuance of common stock for services	785	—	—	—	—	—
Share-based compensation expense	—	—	168	—	—	168
Foreign currency translation adjustment, net of tax of $0	—	—	—	988	—	988
Net Income	—	—	—	—	3,881	3,881
Balance at December 31, 2016	22,631	$2	$11,073	$2,668	$(55,917)	$(42,174)
Share-based compensation expense	—	—	226	—	—	226
Issuance of common stock	400	—	—	—	—	—
Cancellation of common stock	(23)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(3,113)	—	(3,113)
Net Income	—	—	—	—	4,296	4,296
Balance at December 31, 2017	23,008	$2	$11,299	$(445)	$(51,621)	$(40,765)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,296	$3,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125	146
Loss/(Gain) on change in fair value of derivatives	(85)	82
Share-based compensation	226	168
Deferred income taxes	1,667	(1,297)
Changes in operating assets and liabilities:
Restricted cash	330	(319)
Deferred course expenses	(49)	(407)
Prepaid expenses and other receivable	(2,813)	(1,389)
Inventory	34	118
Other assets	(42)	(4)
Accounts payable-trade	(675)	1,137
Royalties payable	12	12
Accrued course expenses	699	(67)
Accrued salaries, wages and benefits	657	(396)
Other accrued expenses	516	(1,617)
Deferred revenue	496	(1,945)
Other liabilities	—	334
Net cash provided by (used in) operating activities	5,394	(1,563)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(181)	(55)
Net cash used in investing activities	(181)	(55)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(11)	(10)
Net cash used in financing activities	(11)	(10)
Effect of exchange rate differences on cash	(908)	(1,542)
Net increase (decrease) in cash and cash equivalents	4,294	(3,170)
Cash and cash equivalents, beginning of period	$1,711	$4,881
Cash and cash equivalents, end of period	$6,005	$1,711

Supplemental disclosures:
Cash paid during the period for interest	$10	$8
Cash paid during the period for income taxes, net of refunds received	$1,240	$12

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Business Description and Basis of Presentation

Business Description. We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands, Making Money from Property with Martin RobertsTM; Brick Buy BrickTM; Building Wealth; Robbie Fowler Property AcademyTM; Women in WealthTM; Perform in PropertyTM, Teach Me to TradeTM, and Trade Up Investor EducationTM. Our products and services are offered in North America, the United Kingdom and Other Foreign Markets.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program and pays the fee. Over time, we have taken steps to shorten many of our course contracts from two-year contracts to one-year contracts, which has accelerated revenue recognition as services are delivered faster and/or contract terms expire sooner. We also continue to expand our innovative symposium-style course delivery model into other markets. Our symposiums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

We historically managed our business in four segments based on geographic location. These segments included our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting, and since such date, our operations have been managed through three operating segments: (i) The North America, (ii) the United Kingdom, (iii) Other Foreign Markets. We continue to expand internationally. Starting in 2014, we expanded our footprint to include Africa, Europe, and Asia, holding events in 21 countries. As we established traction in these markets, we opened offices in South Africa and Hong Kong during the first six months of 2015. Overall, we added an additional five new countries to our footprint in 2015 for a total global reach of 26 countries. In 2016 and 2017, we held more events in several of these countries than in the prior years. We intend to continue to focus on diversifying our sales internationally.

Merger. On November 10, 2014, we entered into an Agreement and Plan of Merger dated as of such date (the “Merger Agreement”) by and among (i) PRCD, a Nevada corporation, (ii) Priced In Corp. Subsidiary, a Colorado corporation and a wholly-owned subsidiary of PRCD (“PRCD Sub”), (iii) Tigrent Inc., a Colorado corporation (“TIGE”), and (iv) Legacy Education Alliance Holdings, Inc., a Colorado corporation and a wholly-owned subsidiary of TIGE (“Legacy Holdings”). On November 10, 2014, pursuant to the Merger Agreement, PRCD Sub merged with and into Legacy Holdings (the “Merger”), with Legacy Holdings surviving the Merger and becoming our wholly owned subsidiary and we acquired the business of Legacy Holdings.

Basis of Presentation. The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or “Legacy” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including Tigrent Inc., a Colorado corporation. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents. We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2017 and 2016, we did not have a CDAR balance.

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

After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration.  We recognized revenue at the conclusion of the contract period of approximately $16.4 million and $14.5 million in the years ended December 31, 2017 and 2016, respectively.  Our reserve for course attendance after expiration was $1.3 million at December 31, 2017 and 2016.

We provide a limited satisfaction guarantee to our customers who purchase live onsite training. Very few customers exercise this guarantee.

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

Advertising expenses. We expense advertising as incurred. Advertising paid in advance is recorded as a prepaid expense until such time as the advertisement is published. We incurred approximately $17.0 million and $16.4 million in advertising expense for the years ended December 31, 2017 and 2016, respectively, which is included in advertising and sales expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no media costs prepaid and included in prepaid expenses and other current assets as of December 31, 2017 and 2016.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed our assessment of the accounting impact of the tax effects on the Company due to the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We recognized a provisional estimate of $0.1 million of tax expense related to the remeasurement of our deferred tax balance. We will continue to refine our estimate as additional analysis is completed and additional guidance is issued, however we don’t expect a significant net impact on our underlying financial statements as we have cumulative losses in our foreign subsidiaries.

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

Share-based compensation. We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $0.2 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. See Note 6 - Share-Based Compensation, for additional disclosures regarding our share-based compensation.

Comprehensive income. Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income is comprised of net income and other comprehensive income items. Our comprehensive income generally consists of changes in the cumulative foreign currency translation adjustment.

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

In March 2016, FASB issued ASU No 2016-09 “Compensation – Stock compensation”. The new guidance is intended to simplify some provisions in stock compensation accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption was permitted. We adopted this standard effective January 1, 2017. The adoption of this guidance did not have a significant impact on our financial statements. As permitted by the standard, we will account for forfeitures of share-based payments when they occur.

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

In July 2015, the FASB issued ASU No 2015-11, “Simplifying the Measurement of Inventory,” to simplify the measurement of inventory measured using the first-in, first-out (“FIFO”) or average cost method. This guidance requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016 with prospective application. Early adoption was permitted when applying the amendments and switching to the new accounting at the beginning of the reporting period in which the amendments are adopted. We adopted this guidance effective January 1, 2017, and there is no impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB delayed the effective date of its revenue recognition standard to be effective for fiscal years and interim periods beginning after December 15, 2017. The standard allows companies to choose either full retrospective or modified retrospective adoption method. We expect to adopt this guidance when effective using modified retrospective adoption method. We have reviewed the accounting for training and service sales, and for product sales, and based on our finalized review results, we do not expect the adoption of this guidance to have a significant impact on our financial statements.

Note 3—Concentration Risk

Cash and Cash Equivalents

We maintain deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of December 31, 2017 and 2016, including foreign subsidiaries, without FDIC coverage was $5.3 million and $1.0 million, respectively.

Revenue

A significant portion of our revenue is derived from the Rich Dad brands. For the years ended December 31, 2017 and 2016, Rich Dad brands provided 72.1% and 74.7% of our revenue, respectively. In addition, we have operations in the North America, the United Kingdom and Other foreign markets (See Note 14— Segment Information).

Note 4—Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2017	2016
Land	$782	$782
Buildings	785	785
Software	2,606	2,606
Equipment	2,082	1,960
Furniture and fixtures	335	335
Building and leasehold improvements	1,229	1,172
Property and equipment	7,819	7,640
Less: accumulated depreciation	(6,632)	(6,510)
Property and equipment, net	$1,187	$1,130

Depreciation expense on property and equipment in each of the years ended December 31, 2017 and 2016 was approximately $0.1 million.

Note 5—Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2017	2016
Installment notes payable for equipment financing	$31	$42
Long-term debt	31	42
Less: current portion	(11)	(11)
Total long-term debt, net of current portion	$20	$31

The following is a summary of scheduled long-term debt maturities by year (in thousands):

2018	$11
2019	12
2020	8
Total long-term debt	$31

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

During the year ended December 31, 2017, pursuant to the 2015 Incentive Plan, we awarded 280,002 shares of restricted stock to our employees, which are subject to a three-year cliff vesting and 120,000 shares of restricted stock to members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.33 for a total grant date fair value of $0.1 million.

During the year ended December 31, 2016, pursuant to the 2015 Incentive Plan we awarded 695,000 shares of restricted stock to our employees, which are subject to a three-year cliff vesting and 90,000 shares of restricted stock to members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.21 for a total grant date fair value of $0.2 million.

The following table reflects the activity of the restricted shares:

Restricted Stock Activity (in thousands)	Number of shares	Weighted average grant date value
Unvested at December 31, 2015	1,335	$0.37
Granted	785	0.21
Forfeited	(150)	0.14
Vested	(323)	0.45
Unvested at December 31, 2016	1,647	$0.30
Granted	400	0.33
Forfeited	(23)	0.40
Vested	(600)	0.34
Unvested at December 31, 2017	1,424	$0.21

Compensation Expense and Related Valuation Techniques

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Unrecognized compensation expense associated with unvested share-based awards, consisting entirely of unvested restricted stock, was approximately $252,613 and $347,000 at December 31, 2017 and 2016, respectively.  That cost is expected to be recognized over a weighted-average period of 1.5 years.

Our stock-based compensation expense was approximately $0.2 million in each of the years ended December 31, 2017 and 2016, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no related income tax effects in either year.

Note 7—Employee Benefit Plan

  We have a 401(k) employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. The Company did not match, and therefore incurred no expense, during 2017 and 2016.

Note 8—Income Taxes

We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. In the year ended December 31, 2015, we recorded a full valuation allowance against all net deferred tax assets because there was not sufficient evidence to conclude that we would more likely than not realize those assets prior to expiration. In the fourth quarter of 2016, we determined that valuation allowances against U.S. and U.K. (Elite Legacy Education UK Limited only) deferred taxes were no longer required. Release of these valuation allowances resulted in $2.4 million of tax benefit. The company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the deferred tax assets in the U.S. and U.K. (Elite Legacy Education UK Limited only). In arriving at the conclusion that we had achieved sustained profitability in the U.S. and U.K. (Elite Legacy Education UK Limited only), we considered the following positive evidence: we were in a cumulative three-year historical income position, we had income in 2016 and projections of book income for the years 2017-2020.

We have retained full valuation allowances of $4.7 million and 4.5 million against the deferred tax assets of our Australian, Canadian, U.K. (only Legacy Education Alliance International Limited), Hong Kong, and South Africa subsidiaries as of December 31, 2017 and December 31, 2016, respectively. The most significant negative factor that was considered in determining whether a valuation allowance was required is a cumulative recent history of losses in all jurisdictions for the entities mentioned above.

As of December 31, 2017 and 2016, we had approximately $0.0 million and $2.3 million of federal net operating loss carryforwards, approximately $22.8 million and $22.5 million of foreign net operating loss carryforwards, and approximately $6.0 million and $8.7 million of state net operating loss carryforwards, respectively. The foreign loss carryforwards begin to expire in 2027 and the state net operating loss carryforwards begin to expire in 2024.

Our sources of income (loss) and income tax provision (benefit) are as follows (in thousands):

	Years ended
	December 31,
	2017	2016
Income (loss) before income taxes:
U.S.	$4,733	$3,126
Non-U.S.	1,552	(186)
Total income (loss) before income taxes	$6,285	$2,940
Provision (benefit) for taxes:
Current:
Federal	$221	$335
State	101	21
Non-U.S.	—	—
Total current	322	356
Deferred:
Federal	1,521	(1,153)
State	—	—
Non-U.S.	146	(144)
Total deferred expense (benefit)	1,667	(1,297)
Total income tax expense (benefit)	$1,989	$(941)
Effective income tax rate	31.6%	(32.0)%

During the years ended December 31, 2017 and 2016, we increased the valuation allowance by $0.2 million and decreased it by $2.7 million, respectively.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Years ended
	December 31,
	2017	2016
Computed expected federal tax expense	$2,200	$1,029
Increase (Decrease) in valuation allowance	165	(2,706)
State income net of federal benefit	65	108
Non-U.S. income taxed at different rates	(400)	(51)
Uncertain tax positions expense	21	—
Foreign exchange adjustment	(266)	704
Foreign tax rate adjustment	72	(23)
Impact of change in enacted rates	108	—
Other	24	(2)
Income tax expense (benefit)	$1,989	$(941)

During the fourth quarter ended December 31, 2016, we determined that valuation allowances against U.S. and U.K. (Elite Legacy Education UK Limited only) deferred taxes were no longer required. Release of these valuation allowances resulted in $2.4 million of tax benefit, which decreased our effective tax rate by 83.1%, that was offset by tax on current period book income and other permanent and timing differences resulting in an income tax benefit of $0.9 million for the year ended December 31, 2016.

We recorded an income tax expense of $2.0 million for the year ended December 31, 2017 from the tax on current period income and other permanent and timing differences.

Our effective tax rate was 31.6% for the year ended December 31, 2017. Our effective tax rate differed from the U.S. statutory corporate tax rate of 35% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions, the change in our valuation allowance and the remeasurement of our deferred tax balances from the Tax Cuts and Job Act that was enacted on December 22, 2017.

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$4,856	$4,862
Accrued compensation, bonuses, severance	245	126
Allowance for bad debt	—	46
Intangible amortization	12	57
Impaired assets	240	240
Accrued expenses	7	20
Deferred revenue	522	1,991
Depreciation	58	221
Charitable Contribution Carryover	2	97
Restricted Stock Awards	46	3
Tax credits	118	35
Valuation allowance	(4,655)	(4,490)
Total deferred tax assets	$1,451	$3,208
Deferred tax liabilities:
Deferred course expenses	$(1,010)	$(1,913)
Total deferred tax liabilities	(1,010)	(1,913)
Net deferred tax asset	$441	$1,295

Deferred tax expense related to the foreign currency translation adjustment for the years ended December 31, 2017 and 2016 was $(0.3) million and $0.7 million, respectively, and was fully offset by a corresponding increase at December 31, 2017 and a decrease at December 31, 2016 in the valuation allowance with the exception of $(0.2) million and $0.1 million for Elite Legacy Education UK Limited for the years ended December 31, 2017 and 2016, respectively, whose valuation allowance was released effective December 31, 2016. These amounts (except for Elite Legacy Education UK Limited), which net to zero, are reported in other comprehensive income. The deferred tax assets presented above for net operating losses and credits have been reduced by liabilities for unrecognized tax benefits.

The Company does not expect to repatriate earnings from its foreign subsidiaries because the cumulative earnings and profits of the foreign subsidiaries as of December 31, 2017 and 2016 are negative. Accordingly, no U.S. federal or state income taxes have been provided thereon.

The liability pertaining to uncertain tax positions was $1.6 million at December 31, 2017 and 2016. In accordance with GAAP, we recorded expense that increased the total liability pertaining to uncertain tax positions which was more than offset by a decrease in the total liability attributable to foreign currency fluctuations and tax rate adjustments. A significant portion of the liability pertaining to uncertain tax positions is recorded as a reduction of the value of net operating loss carryovers.

We include interest and penalties in the liability for uncertain tax positions. Accrued interest and penalties on uncertain tax positions were approximately $0.1 million at December 31, 2017 and 2016, and is included in other liabilities in the accompanying Consolidated Balance Sheets. If applicable, we recognize interest and penalties related to uncertain tax positions as tax expense.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	As of December 31,
	2017	2016
Unrecognized tax benefits - January 1	$1,636	$1,717
Gross increases - tax positions in prior period	21	—
Gross decreases - tax positions in prior period	—	(81)
Unrecognized tax benefits - December 31	$1,657	$1,636

The total liability for unrecognized tax benefits at December 31, 2017 and 2016, is netted against deferred tax assets related to net operating loss carryforwards in the Consolidated Balance Sheets. The total liability for unrecognized tax benefits at December 31, 2017 and 2016, are as follows:

	As of December 31,
	2017	2016
Reduction of net operating loss carryforwards	$437	$1,275
Reduction of tax credit carryforwards	—	—
Total reductions of deferred tax assets	437	1,275
Noncurrent tax liability (reflected in Other long-term liabilities)	1,220	361
Total liability for unrecognized tax benefits	$1,657	$1,636

We do not expect any significant changes to unrecognized tax benefits in the next year.

The Company estimates $1.2 million and $0.1 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate at December 31, 2017 and 2016, respectively. At December 31, 2016 a substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

The Company was notified by the Internal Revenue Service that its federal income tax returns for the years 2013-2015 were selected for examination. The Company believes its provision for income taxes is adequate; however any assessment would affect the Company’s results of operations and possibly cash flows.

The Canadian Revenue Agency completed its examination of the corporation’s 2014-2016 goods and services tax (GST) and harmonized sales tax (HST) returns. All issues have been settled.

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

The Tax Cuts and Jobs Act (The Act,) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed our assessment of the accounting impact of the tax effects on the Company due to the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We recognized a provisional estimate of $0.1 million of tax expense related to the remeasurement of our deferred tax balance. We will continue to refine our estimate as additional analysis is completed and additional guidance is issued, however we don’t expect a significant net impact on our underlying financial statements as we have cumulative losses in our foreign subsidiaries.

Note 9—Certain Relationships and Related Transactions

Licensing Agreements with the Rich Dad Parties

Our  primary business relies on our license of the Rich Dad brand and related marks and intellectual property. The following transactions summarize our license to use the Rich Dad trademarks, trade names and other business information worldwide (the “Rich Dad Intellectual Property Rights”):

Effective September 1, 2013, we entered into new licensing and related agreements with Rich Dad Operating Company, LLC (“RDOC”) (collectively, the “2013 License Agreement”) that replaced the 2010 License Agreement. Compared to the 2010 License Agreement, the 2013 License Agreement broadened the field of use to include real estate investing, business strategies, stock market investment techniques, stock/paper assets, cash management, asset protection, entrepreneurship and other financially-oriented subjects. The 2013 License Agreement also (i) reduced the royalty rate payable to RDOC compared to the 2010 Rich Dad License Agreement; (ii) broadened the Company’s exclusivity rights to include education seminars delivered in any medium; (iii) eliminated the cash collateral requirements and related financial covenants contained in the 2010 License Agreement; (iv) continues our right to pay royalties via a promissory note that is convertible to preferred shares upon the occurrence of a Change in Control (as defined in the 2013 License Agreement); (v) eliminated approximately $1.6 million in debt from our consolidated balance sheet as a result of debt forgiveness provided for in the agreement terminating the 2010 License Agreement; and (vi) converted another approximately $4.6 million in debt to 1,549,882 shares of our Common Stock. Either party may terminate the 2013 License Agreement upon certain circumstances, including and uncured breach by the non-terminating party.

On April 22, 2014, we entered into an agreement with RDOC to settle certain claims we had against RDOC, Robert Kiyosaki, and Darren Weeks arising out of RDOC’s, Kiyosaki’s, and Weeks’s promotion of a series of live seminars and related products known as Rich Dad:GEO that we alleged infringed on our exclusive rights under the 2013 License Agreement  (the “GEO Settlement Agreement”). In the GEO Settlement Agreement, RDOC, Kiyosaki, and Weeks agreed to terminate any further activity in furtherance of the Rich Dad:GEO program. In addition, RDOC agreed, among other things, to (i) amend the 2013 License Agreement to halve the royalty payable by us to RDOC to 2.5% for the whole of 2014, (ii) cancelled approximately $1.3 million in debt owed by us to RDOC, and (iii) reimburse us for the legal fees we incurred in the matter. In addition, RDOC’s right to appoint one member of our Board of Directors previously continued under the 2013 License Agreement was cancelled.

The 2013 License Agreement and the GEO Settlement Agreement were assigned to our wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc. on September 10, 2014.

On January 25, 2018, we entered into a Second Amendment with RDOC (the “Second Amendment”) that amends certain terms of the 2013 License Agreement and extends the term of the 2013 License Agreement to September 1, 2019. In addition, the Company and two of its officers, and RDOC and certain individuals affiliated with RDOC entered into a Mutual Waiver and Release of Claims. (See the Form 8-K filed on January 29, 2018 for further discussion.)

License Agreement with Robbie Fowler

We entered into a Talent Endorsement Agreement with an effective date of January 1, 2015 with Robbie Fowler that supplements an earlier November 2, 2012 Agreement and a Talent Endorsement Agreement with an effective date of January 1, 2013, both with Mr. Fowler (collectively, the “Fowler License Agreement”). The Fowler License Agreement grants us the exclusive right to use Robbie Fowler’s name, image, and likeness in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. . The Fowler License Agreement will expire by its terms on January 1, 2020. Under the Fowler License Agreement, we pay Mr. Fowler a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products, after deductions for value added taxes, returns and refunds.

License Agreement with Martin Roberts

In 2009, we entered into a Talent Endorsement Agreement with Martin Roberts that grants us the exclusive right to use Martin Roberts’, name, image, and likeness, as well as the rights to use the name of Mr. Roberts’s published book entitled “Making Money From Property,” in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. We entered into a subsequent Talent Endorsement Agreement with an effective date of April 20th, (the “Supplemental Agreement”) that grants us the non-exclusive right to use Martin Roberts’ name, image and likeness, as well as the rights to use the name of Mr. Roberts’ published book entitled “Making Money From Property”, in connection with the advertisement, promotion , and sale of educational training, products and materials related to real estate, securities and options trading and investment, as well as, general wealth building and investing strategies, principles and motivation. The term of the license granted under the Supplemental Agreement is for an initial six months period expiring on October 20, 2017 and will continue thereafter unless (i) terminated by one party upon the event of certain specified defaults of the party, or (ii) by either party without cause upon thirty (30) days prior written notice to the other party. Under the Supplemental Agreement with Mr. Roberts, we pay Mr. Roberts a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products that are collected within thirty (30) days after a Company-sponsored Martin Roberts-branded event, after deductions for value added taxes, banking charges, returns, refunds, and third party commissions. For sales to clients introduced to us directly by Mr. Roberts and his associated websites as well as other marketing and promotional activities Mr. Roberts or his associated companies may wish to undertake from time to time that are not part of a Company sponsored event and which result in the sale of ours basic training her marketing and promotional activities, Mr. Roberts is entitled to 50% of gross revenue from such sales of directly introduced clients.

Note 10—Capital Stock

Share Capital

Our authorized share capital consists of 200,000,000 shares of Common Stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

As of December 31, 2017, 23,007,519 shares of our Common Stock were outstanding. The outstanding shares of our Common Stock are validly issued, fully paid and non-assessable.

Holders of Common Stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of Common Stock do not have cumulative voting rights. Directors are elected by a plurality of the votes cast by the shares entitled to vote in the election at a meeting at which a quorum is present. The vote of the stockholders of a majority of the stock having voting power present in person or represented by proxy shall be sufficient to decide any questions brought before such meeting, other than the election of directors, unless the question is one upon which by express provision of the statutes or of the Articles of Incorporation, a different vote is required in which case such express provisions shall govern and control the decision of such question. Holders of Common Stock representing ten percent (10%) of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders.

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

We voluntarily filed a Form 10 Registration Statement with the Securities and Exchange Commission (“SEC”) on May 12, 2017, and Amendment No 1 to Form 10 on June 27, 2017, to register our common stock, par value $0.0001 per share under the Securities Exchange Act of 1934. On July 11, 2017, we announced that the filed Form 10 Registration Statement was effective on that day. A copy of the Form 10 Registration Statement is available on the Company’s website at (http://ir.legacyeducationalliance.com/all-sec-filings).

Preferred Stock

As of December 31, 2017, no shares of our preferred stock were outstanding.

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average unvested restricted stock awards outstanding were 1,347,229 and 1,040,784 for the years ended December 31, 2017 and 2016, respectively. Weighted average unvested restricted stock awards outstanding as of December 31, 2017 and 2016, are included in the computation of our diluted EPS for the years ended December 31, 2017 and 2016.

The calculations of basic and diluted EPS are as follows:

	Years Ended December 31, 2017			Years Ended December 31, 2016
		Weighted			Weighted
		Average	Earnings		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$4,296	22,857		$3,881	22,133
Amounts allocated to unvested restricted shares	(253)	(1,347)		(182)	(1,041)
Amounts available to common stockholders	$4,043	21,510	$0.19	$3,699	21,092	$0.18
Diluted:
Amounts allocated to unvested restricted shares	253	—		182	—
Non participating share units		1,347			1,041
Amounts reallocated to unvested restricted shares	(269)	—		(192)	—
Amounts available to stockholders and assumed conversions	$4,027	22,857	$0.18	$3,689	22,133	$0.17

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2017 and 2016:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2017	Warrant derivative liabilities	$24,233	$-	$-	$24,233
As of December 31, 2016	Warrant derivative liabilities	$108,809	$-	$-	$108,809

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

Because these warrants have full reset adjustments that would preclude the instrument from being considered an index to the Company’s stock, it is subject to derivative liability treatment under ASC 815-40-15, which requires as of the date the warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	December 31, 2017	December 31, 2016
Market value of stock on measurement date	$0.55	$0.48	$0.42
Risk-free interest rate	1.12%	1.53%	1.20%
Dividend yield	0%	0%	0%
Volatility factor	55%	63.5%	68.8%
Term	3 years	0.5 year	1.5 years

As of December 31, 2017 and 2016, the fair value of the total warrants’ derivative liability was $24,233 and $108,809, respectively, and recorded in other accrued expenses in the Consolidated Balance Sheets. We recognized a gain on change of fair value of the derivative liability of $84,576 and a loss on change of fair value of the derivative liability of $81,543 for the years ended December 31, 2017 and 2016, respectively, which is recorded in Other income, net in the Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Balance at December 31, 2016	$108,809
Gain on change of fair value	(84,576)
Balance at December 31, 2017	$24,233

The following table summarizes information about warrants outstanding as of December 31, 2017:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.75
Remaining life (in years)	0.5

Note 14—Segment Information

We historically managed our business in four segments based on geographic location for which operating managers are responsible to the Chief Operations Officer. These segments included our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date, our operations have been managed through three operating segments: (i) The North America, (ii) the United Kingdom, (iii) Other Foreign Markets. Operating results, as reported below, are reviewed regularly by our Chief Operating Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2017	2016
North America	58.5%	65.2%
U.K.	22.0%	19.9%
Other foreign markets	19.5%	14.9%
Total consolidated revenue	100%	100%

Operating results for the segments are as follows:

	Years Ended December 31,
	2017	2016
Segment revenue	(In thousands)
North America	$57,147	$58,142
U.K.	21,494	17,747
Other foreign markets	19,089	13,307
Total consolidated revenue	$97,730	$89,196

	Years Ended December 31,
	2017	2016
Segment gross profit contribution *	(In thousands)
North America	$11,606	$12,919
U.K.	5,890	2,942
Other foreign markets	1,726	1,667
Total consolidated gross profit	$19,222	$17,528

* Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Years Ended December 31,
	2017	2016
Depreciation and amortization expenses	(In thousands)
North America	$105	$126
U.K.	19	20
Other foreign markets	1	—
Total consolidated depreciation and amortization expenses	$125	$146

	December 31,	December 31,
	2017	2016
Segment identifiable assets	(In thousands)
North America	$15,364	$13,061
U.K.	9,090	3,508
Other foreign markets	2,566	3,795
Total consolidated identifiable assets	$27,020	$20,364

For both the years ended December 31, 2017 and 2016, our long-lived assets in the U.S. were approximately $1.2 million in each period. For both the years ended December 31, 2017 and 2016, our international long-lived assets were less than $0.1 million in each period.

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

On January 25, 2018, we entered into a Material Definitive Agreement that resulted in a Second Amendment with RDOC (the “Second Amendment”) that amends certain terms of the 2013 License Agreement and extends the term of the 2013 License Agreement to September 1, 2019. In addition, the Company and two of its officers, and RDOC and certain individuals affiliated with RDOC entered into a Mutual Waiver and Release of Claims. (See the Form 8-K filed on January 29, 2018 for further details.)

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2017 and 2016 were $4.7 million and $4.3 million, respectively.

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

Rent expense for the years ended December 31, 2017 and 2016 was approximately $1.1 million and $0.8 million, respectively. Except for a condominium lease with our Chief Executive Officer, there are no other related party leases.

At December 31, 2017, future remaining minimum lease commitments for all non-cancelable operating leases are as follows (in thousands):

2018	$967
2019	424
Total minimum lease payments	$1,391

Purchase commitments. From time to time, the Company enters into non-cancelable commitments to purchase professional services, Information Technology licenses and support, and training courses in future periods. The amounts of these non-cancelable commitments made by the Company at December 31, 2016 were approximately $0.7 million. There were no purchase commitments made by the Company at December 31, 2017.

Custodial and Counterparty Risk. The Company is subject to custodial and other potential forms of counterparty risk in respect of a variety of contractual and operational matters.  In the course of ongoing company-wide risk assessment, management monitors the Company arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at December 31, 2017 and 2016 were $2.8 million and $3.1 million, respectively. These balances are included on the Consolidated Balance Sheets in restricted cash in 2017 and 2016. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2017 and 2016, we did not have a CDAR balance.

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

On November 1, 2017, we announced we would receive an aggregate sum of Five Million Dollars ($5,000,000.00) to settle litigation brought to recover funds withheld from it in connection with the processing of credit card sales from 2007 through 2011. Under the terms of the settlement agreement entered into on October 31, 2017, Legacy has since received $5 million from Cynergy Holdings, LLC, Bank of America, N.A., BA Merchant Services, LLC, BMO Harris Bank, N.A., and Moneris Solutions, Inc. (“Defendants”). As part of the settlement, Legacy has agreed to dismiss the litigation currently pending in the Supreme Court of the State of New York, County of Queens without admission of wrongdoing on the part of any party. After accounting for outstanding legal fees, the net amount Legacy received from the settlement was $4,332,798. For more information on the terms of the settlement, please refer to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 1, 2017. A copy of the Form 8-K is available on the Company’s website at (http://ir.legacyeducationalliance.com/all-sec-filings).

Tigrent Group Inc. v. Process America, Inc., Case No 1:12-cv-01314-RLM, filed March 16, 2012 in the U.S. District Court for the Eastern District of New York. In this case we sought the return of the $8.3 million credit card merchant reserve account deposit held by Process America, a so-called “Independent Sales Organization” that places merchants with credit card processors. On November 12, 2012, PA filed for bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (“Bankruptcy Court.”) On December 3, 2012, the Bankruptcy Court obtained jurisdiction of our dispute with PA. On June 21, 2013, the Tigrent Group filed its proof of claim with Bankruptcy Court in the amount of $8.3 million, which claim has not been ruled on by the Court.

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

Note 16—Subsequent Event

On January 25, 2018, we entered into a Material Definitive Agreement that resulted in a Second Amendment with Rich Dad Operating Company, LLC License Agreement that amends certain terms of the Rich Dad Operating, Company, LLC License Agreement dated September 1, 2013 by and between Rich Dad Operating Company, LLC (“RDOC”) and us (the “2013 License Agreement”) and extends the term of the 2013 License Agreement to September 1, 2019. In addition, the Company and two of its officers, and RDOC and certain individuals affiliated with RDOC entered into a Mutual Waiver and Release of Claims. (See the Form 8-K filed on January 29, 2018 for further details.)

We have evaluated significant events and transactions that occurred after the balance sheet date through April 2, 2018 and determined that there were no other events or transactions that would require recognition or disclosure in our consolidated financial statements for the year ended December 31, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2017, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective.

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

(c)	Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2018 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2018 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2018 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2018 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2018 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
2.1	Agreement and Plan of Merger, dated as of November 10, 2014, by and among Priced In Corp., Priced in Corp. Subsidiary, Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.1	Second Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.2	Certificate of Designation of Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
3.3	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.4	Amendment to Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
3.5	Amendment to Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018.
4.1	Rights Agreement dated as of February 16, 2017, between Legacy Education Alliance, Inc. and VStock Transfer, LLC, which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
10.1	Bill of Sale, Assignment and Assumption Agreement dated as of September 10, 2014, by and between Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.2	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.3	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and Anthony C. Humpage.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 6, 2017.
10.4	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and Christian Baeza.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on September 6, 2017.
10.5	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and James E. May.	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 6, 2017.
10.6	Employment Agreement, dated October 18, 2017, by and between Legacy Education Alliance, Inc., and Iain Edwards.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 20, 2017.
10.7	Royalty Payment Agreement dated March 15, 2013 (1)	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.8	License Agreement with Rich Dad Operating Company, LLC, dated September 1, 2013 (1)	Incorporated by reference to Exhibit 10.6 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.9	Settlement and Amendment to the 2013 License Agreement, dated April 22, 2014 (1)	Incorporated by reference to Exhibit 10.7 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.10	Second Amendment to Rich Dad Operating Company, LLC License Agreement, dated January 25, 2018.(1)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 29, 2018.
10.11	Mutual Waiver and Release of Claims, dated January 25, 2018.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on January 29, 2018.

Exhibit No.	Title	Method of filing
10.12	Talent Endorsement Agreement with Robbie Fowler, dated January 1, 2015	Incorporated by reference to Exhibit 10.9 in the Company’s Form 10 filed with the SEC on May 12, 2017.
10.13	Talent Endorsement Agreement with Martin Roberts, dated April 20, 2017.	Incorporated by reference to Exhibit 10.10 in the Company’s Form 10 filed with the SEC on May 12, 2017.
10.14	2015 Incentive Plan	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Stockholders filed with the SEC on June 16, 2015.
10.15	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2015.
10.16	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 17, 2015.
10.17 +	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (2015 Incentive Plan)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 22, 2015.
	Settlement Agreement and Release dated October, 31, 2017 among Elite Legacy Education, Inc.; Rich Dad Education, LLC; and Tigrent Enterprises, Inc. and the other parties thereto.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 1, 2017.
14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 in the Company’s Form 10-K filed with the SEC on March 28, 2016.
21.1	List of Subsidiaries	Filed herewith.
31.1	Section 302 Certification by the Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification by the Executive Vice President and Chief Financial Officer	Filed herewith.
32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+	Executive management contract or compensatory plan or arrangement.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

	By:	/s/ ANTHONY C. HUMPAGE
Dated: April 2, 2018		Anthony C. Humpage Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ANTHONY C. HUMPAGE	Chief Executive Officer and Director	April 2, 2018
Anthony C. Humpage

/s/ CHRISTIAN A. J. BAEZA	Senior Vice President and Chief Financial Officer	April 2, 2018
Christian A. J. Baeza

/s/ JAMES K. BASS	Chairman of the Board of Directors	April 2, 2018
James K. Bass

/s/ CARY SUCOFF	Director	April 2, 2018
Cary Sucoff

/s/ PETER W. HARPER	Director	April 2, 2018
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