Form 10-Q
period 2018-03-31
Legacy Education Alliance, Inc.
filed 2018-05-15
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of May 11, 2018: 23,007,519.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the introduction of additional brands into the North American segment (e.g., Woman in WealthTM, Building Wealth, Perform in PropertyTM, Teach Me to TradeTM and Brick Buy Brick along with other brands) which are expected to grow and diversify our North American segment revenue; the development of online courses which are expected to add revenue growth; projections of strong international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; shortening of course package contracts that should accelerate revenue recognition; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; and our expectations regarding the impact of general economic conditions on our business.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$7,162	$6,005
Restricted cash	3,127	2,899
Deferred course expenses	9,675	9,417
Prepaid expenses and other current assets	6,355	6,408
Inventory	346	330
Total current assets	26,665	25,059
Property and equipment, net	1,188	1,187
Deferred tax asset, net	592	441
Other assets	341	333
Total assets	$28,786	$27,020
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,926	$2,860
Royalties payable	355	188
Accrued course expenses	2,151	1,829
Accrued salaries, wages and benefits	1,982	1,506
Other accrued expenses	3,514	2,430
Long-term debt, current portion	12	11
Deferred revenue, current portion	57,240	57,151
Total current liabilities	69,180	65,975
Long-term debt, net of current portion	17	20
Deferred revenue, net of current portion	306	602
Other liabilities	1,269	1,188
Total liabilities	70,772	67,785
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,007,519 and 23,007,519 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	11,356	11,299
Cumulative foreign currency translation adjustment	(866)	(445)
Accumulated deficit	(52,478)	(51,621)
Total stockholders’ deficit	(41,986)	(40,765)
Total liabilities and stockholders’ deficit	$28,786	$27,020

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Revenue	$25,755	$21,965
Operating costs and expenses:
Direct course expenses	14,214	12,863
Advertising and sales expenses	5,572	4,591
Royalty expenses	1,556	893
General and administrative expenses	4,848	4,341
Total operating costs and expenses	26,190	22,688
Loss from operations	(435)	(723)
Other income (expense):
Interest expense	(4)	(3)
Other income (expense), net	(21)	83
Total other income (expense), net	(25)	80
Loss before income taxes	(460)	(643)
Income tax (expense) benefit	(397)	333
Net loss	$(857)	$(310)

Basic loss per common share	$(0.04)	$(0.01)
Diluted loss per common share	$(0.04)	$(0.01)

Basic weighted average common shares outstanding	23,008	22,631
Diluted weighted average common shares outstanding	23,008	22,631

Comprehensive loss:
Net loss	$(857)	$(310)
Foreign currency translation adjustments, net of tax of $0	(421)	(298)
Total comprehensive loss	$(1,278)	$(608)

 See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit

Balance at December 31, 2017	23,008	$2	$11,299	$(445)	$(51,621)	$(40,765)
Share-based compensation expense	—	—	57	—	—	57
Foreign currency translation adjustment, net of tax of $0	—	—	—	(421)	—	(421)
Net Loss	—	—	—	—	(857)	(857)
Balance at March 31, 2018	23,008	$2	$11,356	$(866)	$(52,478)	$(41,986)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(857)	$(310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29	33
Gain on change in fair value of derivatives	(22)	(72)
Share-based compensation	57	51
Deferred income taxes	(69)	(555)
Changes in operating assets and liabilities:
Deferred course expenses	(121)	(717)
Prepaid expenses and other receivable	148	(229)
Inventory	(15)	(12)
Other assets	(3)	(27)
Accounts payable-trade	1,074	(143)
Royalties payable	167	146
Accrued course expenses	273	1,205
Accrued salaries, wages and benefits	468	16
Other accrued expenses	1,253	432
Deferred revenue	(937)	1,832
Other liabilities	—	212
Net cash provided by operating activities	1,445	1,862
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(29)	(81)
Net cash used in investing activities	(29)	(81)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(3)	(3)
Net cash used in financing activities	(3)	(3)
Effect of exchange rate differences on cash	(28)	5
Net increase in cash and cash equivalents and restricted cash	1,385	1,783
Cash and cash equivalents and restricted cash, beginning of period	$8,904	$4,859
Cash and cash equivalents and restricted cash, end of period	$10,289	$6,642

Supplemental disclosures:
Cash paid during the period for interest	$4	$3
Cash paid during the period for income taxes, net of refunds received	$40	$—

 See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description. We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under the brands, Making Money from Property with Martin RobertsTM; Brick Buy BrickTM; Building Wealth; Robbie Fowler Property AcademyTM; Women in WealthTM; Perform in PropertyTM, Teach Me to TradeTM, and Trade Up Investor EducationTM. Our products and services are offered in North America, the United Kingdom and Other Foreign Markets.

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

The accompanying unaudited Condensed Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

We historically managed our business in four segments based on geographic location. These segments included our historical segments of the United States, Canada, and the United Kingdom, and Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, (iii) Other Foreign Markets.

Significant Accounting Policies. Our significant accounting policies have been disclosed in Note 2 - Significant Accounting Policies in our most recent Annual Report on Form 10-K. There have been no changes to the policies disclosed therein, except for the Revenue Recognition policy subsequent to adoption of the “Revenue from Contracts with Customers” accounting guidance as discussed under “New Accounting Standards” and under “Revenue Recognition” below.

Revenue Recognition. We adopted Topic 606 Revenue from Contracts with Customers with a date of initial adoption of January 1, 2018. As a result, we have changed our accounting policy for revenue recognition and applied Topic 606 using the modified retrospective basis. Typically, this approach would result in recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018. The company did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.

There have been no other changes to the accounting policies, which are disclosed in our most recent Annual Report on Form 10-K. The accompanying unaudited Condensed Consolidated Financial Statements we present in this report have been prepared in accordance with our policies. For further discussion, (see Note 10, “Revenue Recognition.”)

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

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (The Act,) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. All amounts recognized associated with the Tax Act as of March 31, 2018 are provisional. Given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete the accounting. The date we expect to complete the accounting is not currently determinable while we continue to obtain the information required to complete the accounting. Given the provisional amounts recognized in 2017, and the fact that we have not changed our provisional estimates, the impact of measurement period adjustments was not material during the three months ended March 31, 2018.

Note 2 - New Accounting Pronouncements

Accounting Standards Adopted in the Current Period

We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” updated by ASU No. 2015-14 “Deferral of the Effective Date,” which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In August 2015, the effective date for the standard was deferred by one year and the standard is now effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted based on the original effective date. The standard allows companies to choose either full retrospective or modified retrospective adoption method.

We completed our analysis during 2017 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU No. 2014-09 and its amendment on a modified retrospective basis effective January 1, 2018. Although there is no material impact, we have expanded disclosures in our notes to our condensed consolidated financial statements related to revenue recognition under the new standard. We have implemented changes to our accounting policies and practices, business processes, systems, and controls to support the new revenue recognition and disclosure requirements. (see Note 10, “Revenue Recognition” for further discussion).

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” which provides guidance about the presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. This standard is effective for fiscal years and interim periods beginning after December 15, 2017 and will be applied using a retrospective transition method to each period presented. Early adoption was permitted. Our analysis of ASU 2016-18 was completed during 2017 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2016-18 effective January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Our analysis of ASU 2016-15 was completed during 2017 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2016-15 effective January 1, 2018.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory,” which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This standard is effective for fiscal years and interim periods beginning after December 15, 2017 and will be applied using a modified retrospective basis. Early adoption was permitted. Our analysis of ASU 2016-16was completed during 2017 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2016-16 effective January 1, 2018.

In January 2016, the FASB issued ASU No 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” Financial Instruments – Overall (Subtopic 825-10). The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance was effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report changes in the fair value of their own liabilities in other comprehensive income instead of earnings. Our analysis of ASU No 2016-01 was completed during 2017 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU No 2016-01 effective January 1, 2018.

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations,” which clarifies the definition of a Business and improves the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. This standard was effective for fiscal years and interim periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. Early adoption is permitted only for the transactions that have not been reported in financial statements that have been issued or made available for issuance. We adopted this standard in the first quarter of 2018. The adoption of this guidance did not have a significant impact on our financial statements. The future impact of this guidance will depend on the nature of our future activities, and fewer transactions may be treated as acquisitions (or disposals) of businesses after adoption.

New Accounting Standards to be Adopted in Future Periods

In February 2016, the FASB issued ASU No 2016-02 “Leases.” The standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The standard also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. This standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We expect to adopt this standard when effective, and the impact on our financial statements is not currently estimable.

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

Share-based compensation expenses related to our restricted stock grants were $57.0 thousand and $51.0 thousand for the three months ended March 31, 2018 and 2017, respectively, which are reported as a separate line item in the condensed consolidated statement of changes in stockholders’ deficit.

See Note 6 - Share-Based Compensation, in the Notes to Consolidated Financial Statements for the year ended December 31, 2017, included in our 2017 Annual Report for further discussion.

Note 4 – Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding during the period.

Diluted EPS is computed by dividing net income by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled or converted into common stock and were dilutive. The diluted weighted-average number of shares used in our diluted EPS calculation is determined using the treasury stock method. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. We excluded unvested restricted stock awards from the diluted weighted-average number of shares used in our diluted EPS calculation of 1,146,342 and 1,346,746 for the three months ended March 31, 2018 and 2017 because we had a net loss in both periods.

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average unvested restricted stock awards outstanding were 1,146,342 and 1,346,746 for the three months ended March 31, 2018 and 2017, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Weighted			Weighted
		Average	Loss		Average	Loss
	Net	Shares	Per	Net	Shares	Per
	Loss	Outstanding	Share	Loss	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(857)	23,008		$(310)	22,631
Amounts available to common stockholders	$(857)	23,008	$(0.04)	$(310)	22,631	$(0.01)
Diluted:
Amounts allocated to unvested restricted shares	—	—		—	—
Non participating share units		—			—
Amounts reallocated to unvested restricted shares	—	—		—	—
Amounts available to stockholders and assumed conversions	$(857)	23,008	$(0.04)	$(310)	22,631	$(0.01)

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2018 and December 31, 2017:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2018	Warrant derivative liabilities	$2,438	$-	$-	$2,438
As of December 31, 2017	Warrant derivative liabilities	$24,233	$-	$-	$24,233

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

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	March 31, 2018	December 31, 2017
Market value of stock on measurement date	$0.55	$0.42	$0.48
Risk-free interest rate	1.12%	1.77%	1.53%
Dividend yield	0%	0%	0%
Volatility factor	55%	62.9%	63.5%
Term	3 years	0.25 year	0.5 year

As of March 31, 2018 and December 31, 2017, the fair value of the total warrants' derivative liability is $2,438 and $24,233, respectively, and recorded in other accrued expenses in the Condensed Consolidated Balance Sheets. We recognized a gain on the derivative liability of $21,795 and $71,801 for the three months ended March 31, 2018 and 2017, which is recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the derivative liability included in other accrued expenses in the Condensed Consolidated Balance Sheets:

Balance at December 31, 2017	$24,233
Gain on change of fair value	(21,795)
Balance at March 31, 2018	$2,438

The following table summarizes information about warrants outstanding as of March 31, 2018:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.75
Remaining life (in years)	0.25

Note 7 - Income Taxes

We recorded an income tax expense of $397.0 thousand and an income tax benefit of $333.0 thousand for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate was 86.1% and (51.8)% for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% and 35%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, valuation allowances of $4.9 million and $4.7 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by $.2 million and $.04 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, we had total unrecognized tax benefits of $1.7 million, related to foreign and domestic tax positions. Of this amount, the Company estimates that $1.2 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the three months ended March 31, 2018 and 2017, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

The company was notified by the Internal Revenue Service that its federal income tax returns for the years 2013-2015 were selected for examination. The company believes its provision for income taxes is adequate; however, any assessment would affect the company’s results of operations and possibly cash flows.

The Canadian Revenue Agency completed its examination of the corporations 2014-2016 goods and services tax (GST) and harmonized sales tax (HST) returns. All issues have been settled.

The Tax Cuts and Jobs Act (The Act,) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2018, we have not completed our assessment of the accounting impact of the tax effects on the Company due to the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We will continue to refine our estimate as additional analysis is completed and additional guidance is issued, however we do not expect a significant net impact on our underlying financial statements as we have cumulative losses in our foreign subsidiaries.

All amounts recognized associated with the Tax Act as of March 31, 2018 are provisional. Given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete the accounting. The date we expect to complete the accounting is not currently determinable while we continue to obtain the information required to complete the accounting. Given the provisional amounts recognized in 2017, and the fact that we have not changed our provisional estimates, the impact of measurement period adjustments was not material during the three months ended March 31, 2018.

Note 8 - Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. Cash balances as of March 31, 2018 and December 31, 2017, including foreign subsidiaries, without FDIC coverage were $6.6 million and $5.3 million, respectively.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 73.4% and 73.0% for the three months ended March 31, 2018 and 2017, respectively. In addition, we have operations in the North America, the United Kingdom and other foreign markets (see Note 9 — Segment Information).

Note 9 - Segment Information

We historically managed our business in four segments based on geographic location for which operating managers are responsible to the Chief Executive Officer. Our historical segments were the United States, Canada, the United Kingdom, and Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date, our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, (iii) Other Foreign Markets. Operating results, as reported below, are reviewed regularly by our Chief Executive Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
	2018	2017
As a percentage of total revenue
North America	62.0%	57.7%
U.K.	20.4%	24.4%
Other foreign markets	17.6%	17.9%
Total consolidated revenue	100%	100%

Operating results for the segments are as follows:

	Three Months Ended March 31,
Segment revenue	2018	2017
(In thousands)
North America	$15,949	$12,682
U.K.	5,265	5,355
Other foreign markets	4,541	3,928
Total consolidated revenue	$25,755	$21,965

	Three Months Ended March 31,
Segment gross profit contribution *	2018	2017
(In thousands)
North America	$3,856	$1,553
U.K.	1,127	1,770
Other foreign markets	(570)	295
Total consolidated gross profit	$4,413	$3,618

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three Months Ended March 31,
Depreciation and amortization expenses	2018	2017
(In thousands)
North America	$25	$29
U.K.	4	4
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$29	$33

	March 31,	December 31,
Segment identifiable assets	2018	2017
(In thousands)
North America	$15,832	$15,364
U.K.	7,681	9,090
Other foreign markets	5,273	2,566
Total consolidated identifiable assets	$28,786	$27,020

Note 10 – Revenue Recognition

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services, in accordance with implemented Topic 606 - an update to Topic 605, which was the revenue recognition standard in effect for each of the two years in the period ended December 31, 2017.

We adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Revenue amounts presented in our condensed consolidated financial statements are recognized net of sales tax, value-added taxes, and other taxes.

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We have deferred revenue of $57.5 million related to contractual commitments with customers that the performance obligation will be satisfied over time, which ranges from one to two years. The revenue associated with these performance obligations is recognized as the obligation is satisfied. We did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$10,182	$3,430	$2,626	$16,238	$7,433	$3,232	$1,674	$12,339
Products	3,274	1,353	926	5,553	3,047	1,726	1,610	6,383
Coaching and Mentoring	1,457	438	985	2,880	1,725	362	644	2,731
Online and Subscription	567	11	4	582	25	4	—	29
Other	469	33	0	502	452	31	—	483
Total revenue	$15,949	$5,265	$4,541	$25,755	$12,682	$5,355	$3,928	$21,965

Note 11 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $1.6 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at March 31, 2018 and December 31, 2017, were $3.1 million and $2.8 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2018 and December 31, 2017, we did not have a CDAR balance.

Litigation. We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under the brands, Making Money from Property with Martin RobertsTM; Brick Buy BrickTM; Building Wealth; Robbie Fowler Property AcademyTM; Women in WealthTM; Perform in PropertyTM, Teach Me to TradeTM, and Trade Up Investor EducationTM. Our products and services are offered in North America, the United Kingdom and Other Foreign Markets.

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

We were founded in 1996 and became a public reporting company in November 2014. Today we are a global company with approximately 200 employees that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

We historically managed our business in four segments based on geographic location. These segments included our historical segments of the United States, Canada, and the United Kingdom, and Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, (iii) Other Foreign Markets.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
(in thousands, except per share data)
Revenue	$25,755	$21,965
Operating costs and expenses:
Direct course expenses	14,214	12,863
Advertising and sales expenses	5,572	4,591
Royalty expenses	1,556	893
General and administrative expenses	4,848	4,341
Total operating costs and expenses	26,190	22,688
Loss from operations	(435)	(723)
Other income (expense):
Interest expense	(4)	(3)
Other income (expense), net	(21)	83
Total other income (expense), net	(25)	80
Loss before income taxes	(460)	(643)
Income tax (expense) benefit	(397)	333
Net loss	$(857)	$(310)

Basic loss per common share	$(0.04)	$(0.01)
Diluted loss per common share	$(0.04)	$(0.01)

Basic weighted average common shares outstanding	23,008	22,631
Diluted weighted average common shares outstanding	23,008	22,631

Comprehensive loss:
Net loss	$(857)	$(310)
Foreign currency translation adjustments, net of tax of $0	(421)	(298)
Total comprehensive loss	$(1,278)	$(608)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended March 31,
	2018	2017

Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	55.3	58.5
Advertising and sales expenses	21.6	20.9
Royalty expenses	6.0	4.1
General and administrative expenses	18.8	19.8
Total operating costs and expenses	101.7	103.3
Loss from operations	-1.7	(3.3)
Other income (expense):
Other income (expense), net	(0.1)	0.4
Total other income (expense), net	(0.1)	0.4
Loss before income taxes	(-1.8)	(2.9)
Income tax (expense) benefit	(1.5)	1.5
Net loss	(3.3)%	(1.4)%

Outlook

Cash sales were $27.6 million for the three months ended March 31, 2018 compared to $24.4 million for the three months ended March 31, 2017, an increase of $3.2 million or 13.1%. The increase was driven primarily by a $2.8 million increase in our North America segment and a $0.8 million increase in our U.K. segment, which was partially offset by a $0.4 million decrease in our Other Foreign Markets segment. We believe that cash sales remain an important metric when evaluating our operating performance. Pursuant to U.S. GAAP, we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program. Our students pay for their courses in full up-front or through payment agreements with independent third parties.

We anticipate cash sales to increase throughout 2018, particularly as new brands gain greater traction in our more established markets, and as we continue to expand internationally and hone our selling and marketing strategy in new markets.

Cash Sales 2018 and 2017 in Percentages and Dollars

OPERATING SEGMENTS

We historically managed our business in four segments based on geographic location. These segments included our historical segments of the United States, Canada, and the United Kingdom, and Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
	2018	2017
As a percentage of total revenue
North America	62.0%	57.7%
U.K.	20.4%	24.4%
Other foreign markets	17.6%	17.9%
Total consolidated revenue	100%	100%

	Three Months Ended March 31,
Segment revenue	2018	2017
(In thousands)
North America	$15,949	$12,682
U.K.	5,265	5,355
Other foreign markets	4,541	3,928
Total consolidated revenue	$25,755	$21,965

Revenue 2018 and 2017 in Dollars and Percentages

North America

Over the past several years, our North America business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $13.1 million and $11.0 million or as a percentage of total segment revenue was 82.1% and 87.0% for the three months ended March 31, 2018 and 2017. The majority pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education. We are continuing to develop non-Rich Dad brands, such as Woman in WealthTM, Building Wealth, Perform in PropertyTM, Teach Me to TradeTM and Brick Buy Brick along with other brands to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

The North America segment revenue was $15.9 million and $12.6 million or as a percentage of total revenue was 62.0% and 57.7% for the three months ended March 31, 2018 and 2017. The increase in revenue of $3.3 million or 26.2% during the three months ended March 31, 2018 compared to the same period in 2017, was due to an increase in recognition of revenue from increased attendance (i.e. fulfillment) of $2.0 million or 17.7% and expired contracts of $1.3 million or 100.0%.

U.K.

In contrast to our North America segment, our U.K. segment is more diversified amongst several different brands. Revenue derived from the Rich Dad brands was $1.9 million and $1.6 million or as a percentage of total segment revenue was 37.0% and 29.5% for the three months ended March 31, 2018 and 2017. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $5.3 million and $5.4 million or as a percentage of total revenue was 20.4% and 24.4% for the three months ended March 31, 2018 and 2017. The decrease of $0.1 million in revenue for the three months ended March 31, 2018 compared to the same period in 2017, was due to increased attendance (i.e. fulfillment) of $0.4 million or 9.5%, offset by a decrease in recognition of revenue from expired contracts of $0.5 million or 41.7%.

Other Foreign Markets

We operate in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. Our Other Foreign Markets segment continues to gain traction and has shown significant growth in revenue. Revenue derived from the Rich Dad brands was $3.8 million and $3.4 million or as a percentage of total segment revenue was 84.8% and 86.4% for the three months ended March 31, 2018 and 2017.

The Other Foreign Markets segment revenue was $4.5 million and $3.9 million or as a percentage of total revenue was 17.6% and 17.9% for the three months ended March 31, 2018 and 2017. The increase in revenue of $0.6 million or 14.7% during the three months ended March 31, 2018 compared to the same period in 2017, was due to increased attendance (i.e. fulfillment) of $0.3 million or 7.8% and increase in recognition of revenue from expired contracts of $0.3 million or 75.0%.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue

Revenue was $25.7 million for the three months ended March 31, 2018 compared to $21.9 million for the three months ended March 31, 2017. Revenue increased $3.8 million or 17.4% during the three months ended March 31, 2018 compared to the same period in 2017. The increase in revenue was due to increased attendance (i.e. fulfillment) of $2.7 million or 14.1% and from expired contracts of $1.1 million or 37.9%.

Cash sales were $27.6 million for the three months ended March 31, 2018 compared to $24.4 million for the three months ended March 31, 2017, an increase of $3.2 million or 13.1%. The increase was driven primarily by a $2.8 million increase in our North America segment and a $0.8 million increase in our U.K. segment, which was partially offset by a $0.4 million decrease in our Other Foreign Markets segment.

Operating Expenses

Total operating costs and expenses were $26.2 million for the three months ended March 31, 2018 compared to $22.7 million for the three months ended March 31, 2017, an increase of $3.5 million or 15.5%. The increase was primarily due to a $1.3 million increase in direct course expenses, a $1.0 million increase in advertising and sales expenses, a $0.7 million increase in in royalty expense and a $0.5 million increase general and administrative expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $14.2 million for the three months ended March 31, 2018 compared to $12.9 million for the three months ended March 31, 2017, an increase of $1.3 million or 10.4%, which was primarily related to increases in commissions due to increased cash sales.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in North America, United Kingdom, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $5.6 million for the three months ended March 31, 2018 compared to $4.6 million for the three months ended March 31, 2017, an increase of $1.0 million, or 21.4%. As a percentage of revenue, advertising and sales expenses were 21.6% and 20.9% of revenue for the three months ended March 31, 2018 and 2017, an increase of 0.7%.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.6 million for the three months ended March 31, 2018 compared to $0.9 million for the three months ended March 31, 2017, an increase of $0.7 million, or 74.2%. The increase was primarily related to a $0.5 million increase in deferred license expenses associated with the timing of revenue recognition in the quarters and a $0.2 million increase due to increased cash sales.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $4.8 million for the three months ended March 31, 2018 compared to $4.3 million for the three months ended March 31, 2017, an increase of $0.5 million, or 11.7%. The increase was primarily driven by increases in labor costs and software costs in connection with our new ERP system which was placed into production in January 2018.

Income tax expense

We recorded an income tax expense of ($397.0) thousand and an income tax benefit of $333.0 thousand for the three months ended March 31, 2018 and 2017. Our effective tax rate was 86.1% and (51.8)% for the three months ended March 31, 2018 and 2017. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% and 35%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, valuation allowances of $4.9 million and $4.7 million have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by $.2 million and $.04 million for the three months ended March 31, 2018 and 2017, respectively.

Net loss

Net loss was ($0.9) million or ($0.04) per basic and diluted common share for the three months ended March 31, 2018, compared to a net loss of ($0.3) million or ($0.01) per basic and diluted common share for the three months ended March 31, 2017, an increase in net loss of ($0.6) million or ($0.03) per basic and diluted common share. Net loss for the three months ended March 31, 2018 was partially offset by the increase in revenue primarily due to increased attendance (i.e. fulfillment) of $2.7 million or 14.1% and from expired contracts of $1.1 million or 37.9%. Net loss was negatively impacted by a $0.7 million increase in income tax expense or ($0.03) per basic and ($0.03) per diluted common share in 2018 compared to the same period on 2017.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Three Months Ended March 31,
	2018	2017

Net cash provided by operating activities	1,445	1,862
Net cash used in investing activities	(29)	(81)
Net cash used in financing activities	(3)	(3)
Effect of foreign currency exchange rates	(28)	5
Net increase in cash and cash equivalents and restricted cash	1,385	1,783

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $1.4 million in the three months ended March 31, 2018 compared to net cash provided by operating activities of $1.9 million in the three months ended March 31, 2017, representing a period-over-period decrease of $0.4 million. This decrease was primarily the result of a decrease in current liabilities for deferred revenue in 2018.

Investing Cash Flows

Net cash used in investing activities totaled $29.0 thousand in the three months ended March 31, 2018 and $81.0 thousand in the three months ended March 31, 2017, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2018 and December 31, 2017 was 100.0% equity.

Net cash used in financing activities totaled $3.0 thousand in the three months ended March 31, 2018 and 2017.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance will continue for the foreseeable future. As of March 31, 2018 and December 31, 2017, our consolidated current deferred revenue was $57.2 million in both periods.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of March 31, 2018, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 11 Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company's equity securities during the three months ended March 31, 2018.

Item 6. Exhibits

Exhibit Number	Description
3.1	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
10.1

Second Amendment to Rich Dad Operating Company, LLC License Agreement, dated January 25, 2018.(1) (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 29, 2018)

10.2	Mutual Waiver and Release of Claims, dated January 25, 2018 (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on January 29, 2018)
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2018 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*    Filed herewith.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: May 15, 2018	By:	/s/ ANTHONY C. HUMPAGE
Anthony C. Humpage Chief Executive Officer and Director

Dated: May 15, 2018	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Senior Vice President and Chief Financial Officer

