Form 10-Q
period 2018-06-30
Legacy Education Alliance, Inc.
filed 2018-08-14
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of August 13, 2018: 23,007,519.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the introduction of additional brands into the North American segment (e.g., Woman in WealthTM, Building Wealth, Teach Me to TradeTM and Brick Buy Brick along with other brands) which are expected to grow and diversify our North American segment revenue; the development of online courses which are expected to add revenue growth; projections of strong international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; shortening of course package contracts that should accelerate revenue recognition; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; and our expectations regarding the impact of general economic conditions on our business.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,613	$6,005
Restricted cash	3,476	2,899
Deferred course expenses	8,881	9,417
Prepaid expenses and other current assets	5,179	6,408
Inventory	454	330
Total current assets	20,603	25,059
Property and equipment, net	1,597	1,187
Deferred tax asset, net	—	441
Other assets	216	333
Total assets	$22,416	$27,020
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,796	$2,860
Royalties payable	293	188
Accrued course expenses	2,005	1,829
Accrued salaries, wages and benefits	898	1,506
Other accrued expenses	3,756	2,430
Long-term debt, current portion	12	11
Deferred revenue, current portion	55,078	57,151
Total current liabilities	64,838	65,975
Long-term debt, net of current portion	14	20
Deferred revenue, net of current portion	25	602
Deferred tax liability, net	78	—
Other liabilities	398	1,188
Total liabilities	65,353	67,785
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,007,519 and 23,007,519 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	11,413	11,299
Cumulative foreign currency translation adjustment	541	(445)
Accumulated deficit	(54,893)	(51,621)
Total stockholders’ deficit	(42,937)	(40,765)
Total liabilities and stockholders’ deficit	$22,416	$27,020

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$25,222	$26,208	$50,977	$48,173
Operating costs and expenses:
Direct course expenses	15,397	13,220	29,611	26,083
Advertising and sales expenses	5,998	5,131	11,570	9,722
Royalty expenses	1,653	1,639	3,209	2,532
General and administrative expenses	5,198	4,231	10,046	8,572
Total operating costs and expenses	28,246	24,221	54,436	46,909
Income/(loss) from operations	(3,024)	1,987	(3,459)	1,264
Other income (expense):
Interest expense	(4)	(2)	(8)	(5)
Other income (expense), net	(27)	69	(48)	152
Total other income (expense), net	(31)	67	(56)	147
Income/(loss) before income taxes	(3,055)	2,054	(3,515)	1,411
Income tax (expense) benefit	640	(107)	243	226
Net income/(loss)	$(2,415)	$1,947	$(3,272)	$1,637

Basic earnings/(loss) per common share	$(0.10)	$0.09	$(0.14)	$0.07
Diluted earnings/(loss) per common share	$(0.10)	$0.08	$(0.14)	$0.07

Basic weighted average common shares outstanding	23,008	21,284	23,008	21,284
Diluted weighted average common shares outstanding	23,008	22,763	23,008	22,697

Comprehensive income/(loss):
Net income/(loss)	$(2,415)	$1,947	$(3,272)	$1,637
Foreign currency translation adjustments, net of tax of $0	1,407	(980)	986	(1,278)
Total comprehensive income/(loss)	$(1,008)	$967	$(2,286)	$359

 See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency	Accumulated	Total stockholders’
	Shares	Amount	capital	translation	deficit	deficit
Balance at December 31, 2017	23,008	$2	$11,299	$(445)	$(51,621)	$(40,765)
Share-based compensation expense	—	—	114	—	—	114
Foreign currency translation adjustment, net of tax of $0	—	—	—	986	—	986
Net Loss	—	—	—	—	(3,272)	(3,272)
Balance at June 30, 2018	23,008	$2	$11,413	$541	$(54,893)	$(42,937)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(3,272)	$1,637
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70	65
Gain on change in fair value of derivatives	(24)	(87)
Share-based compensation	114	107
Deferred income taxes	(270)	(355)
Changes in operating assets and liabilities:
Deferred course expenses	514	(240)
Prepaid expenses and other receivable	1,109	(539)
Inventory	(126)	(18)
Other assets	(8)	(27)
Accounts payable-trade	(18)	(388)
Royalties payable	106	201
Accrued course expenses	203	725
Accrued salaries, wages and benefits	(607)	280
Other accrued expenses	1,627	656
Deferred revenue	(1,708)	1,254
Other liabilities	—	100
Net cash provided by/(used in) operating activities	(2,290)	3,371
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(480)	(103)
Net cash used in investing activities	(480)	(103)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(6)	(5)
Net cash used in financing activities	(6)	(5)
Effect of exchange rate differences on cash	(39)	(14)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(2,815)	3,249
Cash and cash equivalents and restricted cash, beginning of period	$8,904	$4,859
Cash and cash equivalents and restricted cash, end of period	$6,089	$8,108

Supplemental disclosures:
Cash paid during the period for interest	$8	$5
Cash paid during the period for income taxes, net of refunds received	(774)	$30

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

The accompanying unaudited Condensed Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

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

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. All amounts recognized associated with the Tax Act as of June 30, 2018 are provisional. Given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete the accounting. The date we expect to complete the accounting is not currently determinable while we continue to obtain the information required to complete the accounting. Given the provisional amounts recognized in 2017, and the fact that we have not changed our provisional estimates, the impact of measurement period adjustments was not material during the six months ended June 30, 2018.

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

In January 2016, the FASB issued ASU No 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” Financial Instruments – Overall (Subtopic 825-10). The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance was effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report changes in the fair value of their own liabilities in other comprehensive income/(loss) instead of earnings. Our analysis of ASU No 2016-01 was completed during 2017 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU No 2016-01 effective January 1, 2018.

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

New Accounting Standards to be Adopted in Future Periods

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606. We are evaluating whether to early adopt this accounting update during the remainder of 2018.

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

Share-based compensation expenses related to our restricted stock grants were $57.0 thousand and $56.0 thousand for the three months ended June 30, 2018 and 2017, and $114.0 thousand and $107.0 thousand for the six months ended June 30, 2018 and 2017, respectively, which are reported as a separate line item in the condensed consolidated statement of changes in stockholders’ deficit.

See Note 6 - Share-Based Compensation, in the Notes to Consolidated Financial Statements for the year ended December 31, 2017, included in our 2017 Annual Report for further discussion.

Note 4 – Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding during the period.

Diluted EPS is computed by dividing net income by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled or converted into common stock and were dilutive. The diluted weighted-average number of shares used in our diluted EPS calculation is determined using the treasury stock method. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. We excluded unvested restricted stock awards from the diluted weighted-average number of shares used in our diluted EPS calculation of 1,120,927 for the six months ended June 30, 2018 and 1,095,792 for the three months ended June 30, 2018 because we had a net loss in the periods.

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average unvested restricted stock awards outstanding were 1,120,927 and 1,478,615 for the three months ended June 30, 2018 and 2017, and 1,095,792 and 1,413,045 for the six months ended June 30, 2018 and 2017.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
		Weighted			Weighted
		Average	Loss		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Loss	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(2,415)	23,008		$1,947	22,763
Amounts allocated to unvested restricted shares				(127)	(1,479)
Amounts available to common stockholders	$(2,415)	23,008	$(0.10)	$1,820	21,284	$0.09
Diluted:
Amounts allocated to unvested restricted shares	—	—		127	—
Non participating share units		—			1,479
Amounts reallocated to unvested restricted shares	—	—		(135)	—
Amounts available to stockholders and assumed conversions	$(2,415)	23,008	$(0.10)	$1,812	22,763	$0.08

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
		Weighted			Weighted
		Average	Loss		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Loss	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(3,272)	23,008		$1,637	22,697
Amounts allocated to unvested restricted shares				(102)	(1,413)
Amounts available to common stockholders	$(3,272)	23,008	$(0.14)	$1,535	21,284	$0.07
Diluted:
Amounts allocated to unvested restricted shares	—	—		102	—
Non participating share units		—			1,413
Amounts reallocated to unvested restricted shares	—	—		(109)	—
Amounts available to stockholders and assumed conversions	$(3,272)	23,008	$(0.14)	$1,528	22,697	$0.07

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2018 and December 31, 2017:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2018	Warrant derivative liabilities	$-	$-	$-	$-
As of December 31, 2017	Warrant derivative liabilities	$24,233	$-	$-	$24,233

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

See Note – 6 Derivative Liability, for further discussion.

Note 6 - Derivative Liability

In June 2015, we granted warrants to purchase 959,924 shares of the Company’s common stock through a private offering of units (“Units”). Each Unit included one share of Common Stock, par value $0.0001 per share, and a three-year Warrant to purchase one share of Common Stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend and, if the Company did not continue to be a reporting company under the Securities Exchange Act of 1934 during the two-year period after closing, the exercise price would be reduced to $0.01 per share. Each Unit includes limited registration rights for the investors for the shares of Common Stock and the shares of Common Stock that would be issued upon the exercise of a Warrant ("Underlying Shares") when and if we register our shares of Common Stock in a different offering, subject to certain excluded registered offerings. The Company has also issued to the placement agent warrants to purchase our shares of Common Stock equal to 10% of the total shares sold in the offering, or 95,992 shares.

Because these warrants have full reset adjustments that would preclude the instrument from being considered as index to the Company’s stock, it is subject to derivative liability treatment under ASC 815-40-15, which requires as of the date the warrants are issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	June 30, 2018	December 31, 2017
Market value of stock on measurement date	$0.55	$0.38	$0.48
Risk-free interest rate	1.12%	1.93%	1.53%
Dividend yield	0%	0%	0%
Volatility factor	55%	62.5%	63.5%
Term	3 years	0.0 year	0.5 year

As of June 30, 2018 and December 31, 2017, the fair value of the total warrants' derivative liability is $0 and $24,233, respectively, and were recorded in other accrued expenses in the Condensed Consolidated Balance Sheets. We recognized a gain on the derivative liability of $2,438 and $15,624 for the three months ended June 30, 2018 and 2017, and $24,233 and $87,425 for the six months ended June 30, 2018 and 2017, which is recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the derivative liability included in other accrued expenses in the Condensed Consolidated Balance Sheets:

Balance at December 31, 2017	$24,233
Gain on change of fair value	(24,233)
Balance at June 30, 2018	—

The following table summarizes information about warrants outstanding as of June 30, 2018:

Total # of warrants issued and outstanding	1,055,916
Weighted-average exercise price	$0.75
Remaining life (in years)	—

Note 7 - Income Taxes

We recorded an income tax benefit of $640.0 thousand and income tax expense of ($107.0) thousand for the three months ended June 30, 2018 and 2017, respectively. We recorded an income tax benefit of $243 and $226.0 thousand for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 20.9% and 5.2% for the three months ended June 30, 2018 and 2017, and 6.9% and (16.0)% for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% and 35%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, valuation allowances of $4.9 million and $4.7 million have been provided against net operating loss carryforwards and other deferred tax assets, respectively. We increased our valuation allowance by $0.07 million for the six months ended June 30, 2018 and decreased our valuation allowance by $0.5 million for the six months ended June 30, 2017.

As of June 30, 2018 and December 31, 2017, we had total unrecognized tax benefits of $1.7 million, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.4 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the three and six months ended June 30, 2018 and 2017, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

The Internal Revenue Service completed its examination of the corporation’s federal income tax returns for the years 2013-2015 resulting in no changes.

The Canadian Revenue Agency completed its examination of the corporation’s 2014-2016 goods and services tax (GST) and harmonized sales tax (HST) returns. All issues have been settled.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of June 30, 2018, we have not completed our assessment of the accounting impact of the tax effects on the Company due to the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We will continue to refine our estimate as additional analysis is completed and additional guidance is issued, however we do not expect a significant net impact on our underlying financial statements as we have cumulative losses in our foreign subsidiaries.

All amounts recognized associated with the Tax Act as of June 30, 2018 are provisional. Given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete the accounting. The date we expect to complete the accounting is not currently determinable while we continue to obtain the information required to complete the accounting. Given the provisional amounts recognized in 2017, and the fact that we have not changed our provisional estimates, the impact of measurement period adjustments was not material during the six months ended June 30, 2018.

Note 8 - Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. Cash balances as of June 30, 2018 and December 31, 2017, including foreign subsidiaries, without FDIC coverage were $2.1 million and $5.3 million, respectively.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 68.5% and 70.1% for the three months ended June 30, 2018 and 2017, and 71.1% and 71.9% for the six months ended June 30, 2018 and 2017, respectively. In addition, we have operations in the North America, the United Kingdom and other foreign markets (see Note 9 — Segment Information).

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

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
As a percentage of total revenue
North America	52.5%	58.2%	57.3%	58.0%
U.K.	23.6%	22.1%	22.0%	23.1%
Other foreign markets	23.9%	19.7%	20.7%	18.9%
Total consolidated revenue	100%	100%	100%	100%

Operating results for the segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenue	2018	2017	2018	2017
(In thousands)
North America	$13,237	$15,262	$29,186	$27,944
U.K.	5,944	5,786	11,209	11,141
Other foreign markets	6,041	5,160	10,582	9,088
Total consolidated revenue	$25,222	$26,208	$50,977	$48,173

	Three Months Ended June 30,		Six Months Ended June 30,
Segment gross profit contribution *	2018	2017	2018	2017
(In thousands)
North America	$(459)	$2,961	$3,397	$4,514
U.K.	1,719	2,023	2,846	3,793
Other foreign markets	914	1,234	344	1,529
Total consolidated gross profit	$2,174	$6,218	$6,587	$9,836

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization expenses	2018	2017	2018	2017
(In thousands)
North America	$28	$27	$53	$56
U.K.	10	5	14	9
Other foreign markets	3	—	3	—
Total consolidated depreciation and amortization expenses	$41	$32	$70	$65

	June 30,	December 31,
Segment identifiable assets	2018	2017
(In thousands)
North America	$10,449	$15,364
U.K.	6,384	9,090
Other foreign markets	5,583	2,566
Total consolidated identifiable assets	$22,416	$27,020

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We have deferred revenue of $55.1 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years. The revenue associated with these performance obligations is recognized as the obligation is satisfied. We did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)
Seminars	$8,134	$4,690	$3,971	$16,795	$9,873	$4,060	$2,321	$16,254
Products	2,578	1,029	1,078	4,685	2,787	1,011	1,306	5,104
Coaching and Mentoring	1,291	206	986	2,483	1,301	609	1,533	3,443
Online and Subscription	385	13	6	404	31	6	—	37
Other	849	6	0	855	1,270	100	—	1,370
Total revenue	$13,237	$5,944	$6,041	$25,222	$15,262	$5,786	$5,160	$26,208

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)
Seminars	$18,316	$8,120	$6,597	$33,033	$17,306	$7,292	$3,995	$28,593
Products	5,852	2,382	2,004	10,238	5,834	2,737	2,916	11,487
Coaching and Mentoring	2,748	644	1,971	5,363	3,026	971	2,177	6,174
Online and Subscription	952	24	10	986	56	10	—	66
Other	1,318	39	0	1,357	1,722	131	—	1,853
Total revenue	$29,186	$11,209	$10,582	$50,977	$27,944	$11,141	$9,088	$48,173

Note 11 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler, Martin Roberts and Kathy Ireland. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) were $1.6 million for the three months ended June 30, 2018 and 2017, and $3.2 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at June 30, 2018 and December 31, 2017, were $3.4 million and $2.8 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At June 30, 2018 and December 31, 2017, we did not have a CDAR balance.

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

Recent Developments

The company announced that it has established separate subsidiaries in the U.K. and the U.S. to focus solely on real estate investment and development activities. The properties acquired by the Company include two rental-income flats in Birmingham, West Midlands, which is the second largest city in the U.K. In addition to providing rental income to the Company, these and other acquired properties will be used as case studies to demonstrate various strategies and techniques taught in Legacy’s various property investing classes in the U.K.

In June 2018, we entered into an agreement to join forces with kathy ireland® Worldwide (kiWW®) to promote our respective brands. Under the agreement, Kathy Ireland®, world famous and widely respected fashion model, businessperson and entrepreneur, will act as Brand Ambassador promoting our world class suite of real estate and financial markets education products and services in alignment with Ms. Ireland's message of entrepreneurship and social responsibility.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in thousands, except per share data)
Revenue	$25,222	$26,208	$50,977	$48,173
Operating costs and expenses:
Direct course expenses	15,397	13,220	29,611	26,083
Advertising and sales expenses	5,998	5,131	11,570	9,722
Royalty expenses	1,653	1,639	3,209	2,532
General and administrative expenses	5,198	4,231	10,046	8,572
Total operating costs and expenses	28,246	24,221	54,436	46,909
Income/(loss) from operations	(3,024)	1,987	(3,459)	1,264
Other income (expense):
Interest expense	(4)	(2)	(8)	(5)
Other income (expense), net	(27)	69	(48)	152
Total other income (expense), net	(31)	67	(56)	147
Income/(loss) before income taxes	(3,055)	2,054	(3,515)	1,411
Income tax (expense) benefit	640	(107)	243	226
Net income/(loss)	$(2,415)	$1,947	$(3,272)	$1,637

Basic earnings/(loss) per common share	$(0.10)	$0.09	$(0.14)	$0.07
Diluted earnings/(loss) per common share	$(0.10)	$0.08	$(0.14)	$0.07

Basic weighted average common shares outstanding	23,008	21,284	23,008	21,284
Diluted weighted average common shares outstanding	23,008	22,763	23,008	22,697

Comprehensive income/(loss):
Net income/(loss)	$(2,415)	$1,947	$(3,272)	$1,637
Foreign currency translation adjustments, net of tax of $0	1,407	(980)	986	(1,278)
Total comprehensive income/(loss)	$(1,008)	$967	$(2,286)	$359

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	61	50.4	58.1	54.1
Advertising and sales expenses	23.8	19.5	22.7	20.2
Royalty expenses	6.6	6.3	6.2	5.2
General and administrative expenses	20.6	16.1	19.7	17.8
Total operating costs and expenses	112.0	92.3	106.7	97.3
Income/(loss) from operations	(12.0)	7.7	(6.7)	2.7
Other income (expense):
Other income (expense), net	(0.1)	0.2	(0.1)	0.3
Total other income (expense), net	(0.1)	0.2	(0.1)	0.3
Income/(loss) before income taxes	(12.1)	7.9	(6.9)	3.0
Income tax (expense) benefit	2.5	(0.5)	0.5	0.4
Net income/(loss)	(9.6)%	7.4%	(6.4)%	3.4%

Outlook

Cash sales were $52.3 million for the six months ended June 30, 2018 compared to $51.2 million for the six months ended June 30, 2017, an increase of $1.1 million or 2.1%. The increase was driven primarily by a $2.1 million increase in our North America segment, which was partially offset by a $1.0 million decrease in our Other Foreign Markets segment. We believe that cash sales remain an important metric when evaluating our operating performance. Pursuant to U.S. GAAP, we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program. Our students pay for their courses in full up-front or through payment agreements with independent third parties.

Our financial results were impacted by expenses incurred in executing on our strategy of brand and product diversification, including significant upfront sales and advertising expense and direct course expenses to develop, test, and market these new brands and product offerings and to fund our U.K. property development activities. Our financial results also were impacted by increases in labor costs and software costs in connection with our new ERP system which was placed into production in January 2018. We have taken steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for the remainder of 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
As a percentage of total revenue
North America	52.5%	58.2%	57.3%	58.0%
U.K.	23.6%	22.1%	22.0%	23.1%
Other foreign markets	23.9%	19.7%	20.7%	18.9%
Total consolidated revenue	100%	100%	100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenue	2018	2017	2018	2017
(In thousands)
North America	$13,237	$15,262	$29,186	$27,944
U.K.	5,944	5,786	11,209	11,141
Other foreign markets	6,041	5,160	10,582	9,088
Total consolidated revenue	$25,222	$26,208	$50,977	$48,173

Revenue 2018 and 2017 in Dollars and Percentages

North America

Over the past several years, our North America business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $10.6 million and $13.5 million or as a percentage of total segment revenue was 80.3% and 88.2% for the three months ended June 30, 2018 and 2017, and $22.7 million and $24.8 million or as a percentage of total segment revenue was 77.9% and 88.9% for the six months ended June 30, 2018 and 2017. The majority pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education. We are continuing to develop non-Rich Dad brands, such as Woman in WealthTM, Building Wealth, Teach Me to TradeTM and Brick Buy BrickTM along with other brands to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

The North America segment revenue was $13.2 million and $15.2 million or as a percentage of total revenue was 52.5% and 58.2% for the three months ended June 30, 2018 and 2017, $29.2 million and $27.9 million or as a percentage of total revenue was 57.3% and 58.0% for the six months ended June 30, 2018 and 2017. The decrease in revenue of $2.0 million or 13.3% during the three months ended June 30, 2018 compared to the same period in 2017, was due to a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $3.2 million or 23.2%, partially offset by an increase in revenue from expired contracts of $1.2 million or 94.4%. The increase in revenue of $1.3 million or 4.7% during the six months ended June, 2018 compared to the same period in 2017, was due to an increase in revenue from expired contracts of $2.5 million or 96.3%, partially offset by a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $1.2 million or 5.1%.

U.K.

In contrast to our North America segment, our U.K. segment is more diversified amongst several different brands. Revenue derived from the Rich Dad brands was $1.0 million and $1.4 million or as a percentage of total segment revenue was 16.9% and 24.0% for the three months ended June 30, 2018 and 2017, and $3.4 million and $2.8 million or as a percentage of total segment revenue was 30.5% and 25.5% for the six months ended June 30, 2018 and 2017. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $6.0 million and $5.8 million or as a percentage of total revenue was 23.6% and 22.1% for the three months ended June 30, 2018 and 2017, and $11.2 million and $11.1 million or as a percentage of total revenue was 22.0% and 23.1% for the six months ended June 30, 2018 and 2017. The increase in revenue of $0.2 million for the three months ended June 30, 2018 compared to the same period in 2017, was due to increased attendance (i.e. fulfillment) of $0.1 million or 1.0%, and increase in recognition of revenue from expired contracts of $0.1 million or 8.8%. The increase of $0.1 million in revenue for the six months ended June 30, 2018 compared to the same period in 2017, was due to increased attendance (i.e. fulfillment) of $0.4 million or 4.1%, partially offset by a decrease in recognition of revenue from expired contracts of $0.3 million or 12.0%.

Other Foreign Markets

We operate in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. Our Other Foreign Markets segment continues to gain traction and has shown significant growth in revenue. Revenue derived from the Rich Dad brands was $5.7 million and $3.5 million or as a percentage of total segment revenue was 93.6% and 68.1% for the three months ended June 30, 2018 and 2017, and $10.1 million and $7.0 million or as a percentage of total segment revenue was 95.3% and 77.4% for the six months ended June 30, 2018 and 2017.

The Other Foreign Markets segment revenue was $6.0 million and $5.1 million or as a percentage of total revenue was 23.9% and 19.7% for the three months ended June 30, 2018 and 2017, and $10.6 million and $9.1 million or as a percentage of total revenue was 20.7% and 18.9% for the six months ended June 30, 2018 and 2017. The increase in revenue of $0.9 million or 17.1% during the three months ended June 30, 2018 compared to the same period in 2017, was due to increased attendance (i.e. fulfillment) of $0.3 million or 7.7% and increase in recognition of revenue from expired contracts of $0.6 million or 48.5%. The increase in revenue of $1.5 million or 16.4% during the six months ended June 30, 2018 compared to the same period in 2017, was due to increased attendance (i.e. fulfillment) of $0.5 million or 6.9% and increase in recognition of revenue from expired contracts of $1.0 million or 62.4%.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue

Revenue was $25.2 million for the three months ended June 30, 2018 compared to $26.2 million for the three months ended June 30, 2017. Revenue decreased $1.0 million or 3.8% during the three months ended June 30, 2018 compared to the same period in 2017. The decrease in revenue was due to decreased attendance (i.e. fulfillment) of $2.9 million or 12.9%, partially offset by an increase in revenue from expired contracts of $1.9 million or 50.5%.

Cash sales were $24.7 million for the three months ended June 30, 2018 compared to $26.8 million for the three months ended June 30, 2017, a decrease of $2.1 million or 7.8%. The decrease was driven primarily by a $0.8 million decrease in our U.K. segment, a $0.7 million decrease in our North America segment, and a $0.6 million decrease in our Other Foreign Markets segment.

Operating Expenses

Total operating costs and expenses were $28.2 million for the three months ended June 30, 2018 compared to $24.2 million for the three months ended June 30, 2017, an increase of $4.0 million or 16.5%. The increase was primarily due to a $2.2 million increase in direct course expenses, a $0.9 million increase in advertising and sales expenses and a $0.9 million increase general and administrative expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $15.4 million for the three months ended June 30, 2018 compared to $13.2 million for the three months ended June 30, 2017, an increase of $2.2 million or 16.5%, which was primarily related to increases in sales and training compensation, due to improved internal sales performance metrics, venue expenses, and mentor fulfilment costs. We have adjusted our sales compensation programs to align them with sales forecasts for the balance of 2018.

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

Advertising and sales expenses were $6.0 million for the three months ended June 30, 2018 compared to $5.1 million for the three months ended June 30, 2017, an increase of $0.9 million, or 16.9%. As a percentage of revenue, advertising and sales expenses were 23.8% and 19.5% of revenue for the three months ended June 30, 2018 and 2017, an increase of 4.3%. This increase is related to our efforts to diversify our product offerings through the introduction and the development of our proprietary brands as we incurred significant upfront costs to develop, test, and market these new brands and new product offerings.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.6 million for the three months ended June 30, 2018 and 2017.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $5.2 million for the three months ended June 30, 2018 compared to $4.3 million for the three months ended June 30, 2017, an increase of $0.9 million, or 20.9%. The increase was primarily driven by increases in labor costs and software costs in connection with our new ERP system which was placed into production in January 2018.

Income tax expense

We recorded an income tax benefit of $640 thousand and income tax expense of ($107.0) thousand for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 20.9% and 5.2% for the three months ended June 30, 2018 and 2017. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% and 35%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, valuation allowances of $4.9 million and $4.7 million have been provided against net operating loss carryforwards and other deferred tax assets, respectively. Our valuation allowance increased by $0.2 million for the three months ended June 30, 2018 and decreased $0.6 million for the three months ended June 30, 2017.

Net Income/(Loss)

Net loss was $2.4 million or ($0.10) per basic and diluted common share for the three months ended June 30, 2018, compared to a net income of $2.0 million or $0.09 per basic and $0.08 per diluted common share for the three months ended June 30, 2017, an increase in net loss of ($4.4) million or ($0.19) per basic and ($0.18) per diluted common share. Net loss for the three months ended June 30, 2018 was primarily due to increases of $4.0 million in operating expenses, decreases in revenue as a result of decreased attendance (i.e. fulfillment) of $2.9 million or 12.9%, partially offset by an increase in revenue from expired contracts of $1.9 million or 50.5%. and an increase of $0.7 million in tax benefits.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue

Revenue was $51.0 million for the six months ended June 30, 2018 compared to $48.1 million for the six months ended June 30, 2017. Revenue increased $2.9 million or 6.0% during the six months ended June 30, 2018 compared to the same period in 2017. The increase in revenue was due to increase in revenue from expired contracts of $3.3 million or 48.4%, partially offset by decreased attendance (i.e. fulfillment) of $0.4 million or 1.0%.

Cash sales were $52.3 million for the six months ended June 30, 2018 compared to $51.2 million for the six months ended June 30, 2017, an increase of $1.1 million or 2.1%. The increase was driven primarily by a $2.1 million increase in our North America segment, which was partially offset by a $1.0 million decrease in our Other Foreign Markets segment.

Operating Expenses

Total operating costs and expenses were $54.5 million for the six months ended June 30, 2018 compared to $46.9 million for the six months ended June 30, 2017, an increase of $7.6 million or 16.2%. The increase was primarily due to a $3.5 million increase in direct course expenses, a $1.9 million increase in advertising and sales expenses, a $1.5 million increase general and administrative expenses and a $0.7 million increase in in royalty expense.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $29.6 million for the six months ended June 30, 2018 compared to $26.1 million for the six months ended June 30, 2017, an increase of $3.5 million or 13.4%, which was primarily related to increases in sales and training compensation, due to improved internal sales performance metrics, venue expenses, and mentor fulfilment costs. We have adjusted our sales compensation programs to align them with sales forecasts for the balance of 2018.

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

Advertising and sales expenses were $11.6 million for the six months ended June 30, 2018 compared to $9.7 million for the six months ended June 30, 2017, an increase of $1.9 million, or 19.6%. As a percentage of revenue, advertising and sales expenses were 22.7% and 20.2% of revenue for the six months ended June 30, 2018 and 2017, an increase of 12.4%. This increase is primarily related to our efforts to diversify our product offerings through the introduction and the development of our proprietary brands as we incurred significant upfront costs to develop, test, and market these new brands and new product offerings.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $3.2 million for the six months ended June 30, 2018 compared to $2.5 million for the six months ended June 30, 2017, an increase of $0.7 million, or 26.7% The increase was primarily related to a $0.6 million increase in deferred license expenses associated with the timing of revenue recognition in the quarters and a $0.1 million increase due to increased cash sales.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $10.1 million for the six months ended June 30, 2018 compared to $8.6 million for the six months ended June 30, 2017, an increase of $1.5 million, or 17.4%. The increase was primarily driven by increases in labor costs and software costs in connection with our new ERP system which was placed into production in January 2018.

Income tax expense

We recorded an income tax benefit of $243 thousand and $226.0 thousand for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 6.9% and (16.0)% for the six months ended June 30, 2018 and 2017. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% and 35%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, valuation allowances of $4.9 million and $4.7 million have been provided against net operating loss carryforwards and other deferred tax assets, respectively. Our valuation allowance increased by $0.2 million for the six months ended June 30, 2018 and decreased $0.5 million for the six months ended June 30, 2017.

Net Income/(Loss)

Net loss was $3.3 million or ($0.14) per basic and diluted common share for the six months ended June 30, 2018, compared to a net income of $1.6 million or $0.07 per basic and diluted common share for the six months ended June 30, 2017, an increase in net loss of ($4.9) million or ($0.21) per basic and diluted common share. Net loss for the six months ended June 30, 2018, was negatively affected by the increase in operating expenses, partially offset by the increase in revenue due to increased revenue from expired contracts of $3.3 million or 48.4%, partially offset by decreased attendance (i.e. fulfillment) of $0.4 million or 1.0%.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

In general, we believe we will experience increased demand for our products and services as global economic conditions continue to improve. We believe that our products and services appeal to those who seek increased financial freedom. If we experience a prolonged decline in demand for our products and services, it could have a material adverse effect on our future operating results.

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our relatively modest operating cash flows during the past two years combined, it has been necessary for us to manage our cash position to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, seasonality, and fluctuations in foreign currency exchange rates. We have taken steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for the remainder of 2018 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the rest of 2018.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Six Months Ended June 30,
	2018	2017

Net cash provided by/(used in) operating activities	(2,290)	3,371
Net cash used in investing activities	(480)	(103)
Net cash used in financing activities	(6)	(5)
Effect of exchange rate differences on cash	(39)	(14)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(2,815)	3,249

Operating Cash Flows and Liquidity

Net cash used in operating activities was $2.3 million in the six months ended June 30, 2018 compared to net cash provided by operating activities of $3.4 million in the six months ended June 30, 2017, representing a period-over-period decrease of $5.7 million. This decrease was primarily the result of a decrease in current liabilities for deferred revenue in 2018 and lower earnings as a result of (i) increased advertising and marketing expense primarily related to our efforts to diversify our product offerings through the introduction and the development of our proprietary brands, and (ii) increased general and administrative expenses primarily driven by increases in labor costs and software costs in connection with our new ERP system which was placed into production in January 2018.

Investing Cash Flows

Net cash used in investing activities totaled $480.0 thousand in the six months ended June 30, 2018 and $103.0 thousand in the six months ended June 30, 2017, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2018 and December 31, 2017 was 100.0% equity.

Net cash used in financing activities totaled $6.0 thousand and $5.0 thousand in the six months ended June 30, 2018 and 2017.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of June 30, 2018 and December 31, 2017, our consolidated current deferred revenue was $55.1 million and $57.2 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of June 30, 2018, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company's equity securities during the three months ended June 30, 2018.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.4	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
10.1	Second Amendment to Rich Dad Operating Company, LLC License Agreement, dated January 25, 2018.(1) (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 29, 2018)
10.2	Mutual Waiver and Release of Claims, dated January 25, 2018 (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on January 29, 2018)
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended June 30, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2018 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: August 14, 2018	By:	/s/ ANTHONY C. HUMPAGE
Anthony C. Humpage Chief Executive Officer and Director

Dated: August 14, 2018	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Senior Vice President and Chief Financial Officer

