Form 10-Q
period 2018-09-30
Legacy Education Alliance, Inc.
filed 2018-11-14
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of November 13, 2018: 23,000,852.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2018

 i

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,386	$6,005
Restricted cash	3,684	2,899
Deferred course expenses	8,768	9,417
Prepaid expenses and other current assets	5,623	6,408
Inventory	276	330
Total current assets	21,737	25,059
Property and equipment, net	1,907	1,187
Deferred tax asset, net	363	441
Other assets	211	333
Total assets	$24,218	$27,020
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,824	$2,860
Royalties payable	307	188
Accrued course expenses	2,414	1,829
Accrued salaries, wages and benefits	671	1,506
Other accrued expenses	3,088	2,430
Short-term borrowings and current portion of long-term debt	512	11
Deferred revenue, current portion	58,138	57,151
Total current liabilities	67,954	65,975
Long-term debt, net of current portion	11	20
Deferred revenue, net of current portion	9	602
Other liabilities	37	1,188
Total liabilities	68,011	67,785
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,000,852 and 23,007,519 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	11,444	11,299
Cumulative foreign currency translation adjustment	875	(445)
Accumulated deficit	(56,114)	(51,621)
Total stockholders’ deficit	(43,793)	(40,765)
Total liabilities and stockholders’ deficit	$24,218	$27,020

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$22,557	$25,235	$73,534	$73,408
Operating costs and expenses:
Direct course expenses	12,929	13,411	42,540	39,494
Advertising and sales expenses	5,691	5,010	17,261	14,732
Royalty expenses	1,172	1,119	4,381	3,651
General and administrative expenses	4,584	4,114	14,630	12,686
Total operating costs and expenses	24,376	23,654	78,812	70,563
Income/(loss) from operations	(1,819)	1,581	(5,278)	2,845
Other income (expense):
Interest expense	(5)	(2)	(13)	(7)
Other income (expense), net	(194)	(67)	(242)	85
Total other income (expense), net	(199)	(69)	(255)	78
Income/(loss) before income taxes	(2,018)	1,512	(5,533)	2,923
Income tax (expense) benefit	797	(119)	1,040	107
Net income/(loss)	$(1,221)	$1,393	$(4,493)	$3,030

Basic earnings/(loss) per common share	$(0.05)	$0.06	$(0.20)	$0.13
Diluted earnings/(loss) per common share	$(0.05)	$0.06	$(0.20)	$0.12

Basic weighted average common shares outstanding	23,005	21,275	23,007	21,281
Diluted weighted average common shares outstanding	23,005	23,022	23,007	22,807

Comprehensive income/(loss):
Net income/(loss)	$(1,221)	$1,393	$(4,493)	$3,030
Foreign currency translation adjustments, net of tax of $0	334	(1,714)	1,320	(2,992)
Total comprehensive income/(loss)	$(887)	$(321)	$(3,173)	$38

 See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2017	23,008	$2	$11,299	$(445)	$(51,621)	$(40,765)
Share-based compensation expense	—	—	145	—	—	145
Cancellation of common stock	(7)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,320	—	1,320
Net Loss	—	—	—	—	(4,493)	(4,493)
Balance at September 30, 2018	23,001	$2	$11,444	$875	$(56,114)	$(43,793)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(4,493)	$3,030
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108	95
Gain on change in fair value of derivatives	(24)	(97)
Share-based compensation	145	168
Deferred income taxes	(1,072)	(145)
Changes in operating assets and liabilities:
Deferred course expenses	577	(598)
Prepaid expenses and other receivable	622	(1,248)
Inventory	51	36
Other assets	(5)	(35)
Accounts payable-trade	37	(200)
Royalties payable	120	129
Accrued course expenses	619	1,041
Accrued salaries, wages and benefits	(832)	114
Other accrued expenses	868	719
Deferred revenue	1,636	1,813
Net cash provided by (used in) operating activities	(1,643)	4,822
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(839)	(114)
Net cash used in investing activities	(839)	(114)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(9)	(8)
Proceeds from issuance debt	500	—
Net cash provided by (used in) financing activities	491	(8)
Effect of exchange rate differences on cash	157	(1,050)
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,834)	3,650
Cash and cash equivalents and restricted cash, beginning of period	$8,904	$4,859
Cash and cash equivalents and restricted cash, end of period	$7,070	$8,509

Supplemental disclosures:
Cash paid during the period for interest	$13	$7
Cash paid during the period for income taxes, net of refunds received	(774)	$30

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

We historically managed our business in four segments based on geographic location. These segments included our historical segments of the United States, Canada, and the United Kingdom, and Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, and, (iii) Other Foreign Markets.

Significant Accounting Policies. Our significant accounting policies have been disclosed in Note 2 - Significant Accounting Policies in our most recent Annual Report on Form 10-K. There have been no changes to our accounting policies disclosed therein, except for those discussed in Note 2 - New Accounting Pronouncements, - “Accounting Standards Adopted in the Current Period.”

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

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. All amounts recognized associated with the Tax Act as of September 30, 2018 are provisional. Given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete the accounting. The date we expect to complete the accounting is not currently determinable while we continue to obtain the information required to complete the accounting. Given the provisional amounts recognized in 2017, and the fact that we have not changed our provisional estimates, the impact of measurement period adjustments was not material during the nine months ended September 30, 2018.

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

We have expanded disclosures in our notes to our condensed consolidated financial statements related to revenue recognition under the new standard. We have implemented changes to our accounting policies and practices, business processes, systems, and controls to support the new revenue recognition and disclosure requirements. (See Note 11, “Revenue Recognition” for further discussion).

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory,” which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This standard is effective for fiscal years and interim periods beginning after December 15, 2017 and will be applied using a modified retrospective basis. Early adoption was permitted. Our analysis of ASU 2016-16 was completed during 2017 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2016-16 effective January 1, 2018.

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

Share-based compensation expenses related to our restricted stock grants were $31.0 thousand and $61.0 thousand for the three months ended September 30, 2018 and 2017, and $145.0 thousand and $168.0 thousand for the nine months ended September 30, 2018 and 2017, respectively, which are reported as a separate line item in the condensed consolidated statement of changes in stockholders’ deficit.

See Note 6 - Share-Based Compensation, in the Notes to Consolidated Financial Statements for the year ended December 31, 2017, included in our 2017 Annual Report for further discussion.

Note 4 – Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding during the period.

Diluted EPS is computed by dividing net income by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled or converted into common stock and were dilutive. The diluted weighted-average number of shares used in our diluted EPS calculation is determined using the treasury stock method. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. We excluded unvested restricted stock awards from the diluted weighted-average number of shares used in our diluted EPS calculation of 667,915 for the three months ended September 30, 2018 and 968,264 for the nine months ended September 30, 2018 because we had a net loss in the periods.

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average unvested restricted stock awards outstanding were 667,915 and 1,746,748 for the three months ended September 30, 2018 and 2017, and 968,264 and 1,525,502 for the nine months ended September 30, 2018 and 2017.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(1,221)	23,005		$1,393	23,022
Amounts allocated to unvested restricted shares	—	—		(106)	(1,747)
Amounts available to common stockholders	$(1,221)	23,005	$(0.05)	$1,287	21,275	$0.06
Diluted:
Amounts allocated to unvested restricted shares	—	—		106	—
Non participating share units		—			1,747
Amounts reallocated to unvested restricted shares	—	—		(114)	—
Amounts available to stockholders and assumed conversions	$(1,221)	23,005	$(0.05)	$1,279	23,022	$0.06

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(4,493)	23,007		$3,030	22,807
Amounts allocated to unvested restricted shares	—	—		(203)	(1,526)
Amounts available to common stockholders	$(4,493)	23,007	$(0.20)	$2,827	21,281	$0.13
Diluted:
Amounts allocated to unvested restricted shares	—	—		203	—
Non participating share units		—			1,526
Amounts reallocated to unvested restricted shares	—	—		(217)	—
Amounts available to stockholders and assumed conversions	$(4,493)	23,007	$(0.20)	$2,813	22,807	$0.12

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2018 and December 31, 2017:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2018	Warrant derivative liabilities	$-	$-	$-	$-
As of December 31, 2017	Warrant derivative liabilities	$24,233	$-	$-	$24,233

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

See Note – 6 Derivative Liability, for further discussion.

Note 6 - Derivative Liability

In June 2015, we granted warrants to purchase 959,924 shares of the Company’s common stock through a private offering of units (“Units”). Each Unit included one share of Common Stock, par value $0.0001 per share, and a three-year Warrant to purchase one share of Common Stock at an initial exercise price per share equal to $0.75, subject to adjustment for certain corporate transactions such as a merger, stock-split or stock dividend and, if the Company did not continue to be a reporting company under the Securities Exchange Act of 1934 during the two-year period after closing, the exercise price would be reduced to $0.01 per share. Each Unit includes limited registration rights for the investors for the shares of Common Stock and the shares of Common Stock that would be issued upon the exercise of a Warrant ("Underlying Shares") when and if we register our shares of Common Stock in a different offering, subject to certain excluded registered offerings. The Company has also issued to the placement agent warrants to purchase our shares of Common Stock equal to 10% of the total shares sold in the offering, or 95,992 shares. The vesting period expired at June 30, 2018.

Because these warrants had full reset adjustments that would preclude the instrument from being considered as index to the Company’s stock, it was subject to derivative liability treatment under ASC 815-40-15, which required as of the date the warrants were issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	September 30, 2018	December 31, 2017
Market value of stock on measurement date	$0.55	$0.38	$0.48
Risk-free interest rate	1.12%	1.93%	1.53%
Dividend yield	0%	0%	0%
Volatility factor	55%	62.5%	63.5%
Term	3 years	0.0 year	0.5 year

As of September 30, 2018 and December 31, 2017, the fair value of the total warrants' derivative liability is $0 and $24,233, respectively, and were recorded in other accrued expenses in the Condensed Consolidated Balance Sheets. There was no gain or loss associated with the derivative liability recognized during the three months ended September 30, 2018. We recognized a gain on the derivative liability of $9,573 for the three months ended September 30, 2017. We recognized a gain on the derivative liability of $24,233 and $ $96,998 for the nine months ended September 30, 2018 and 2017, which is recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the derivative liability included in other accrued expenses in the Condensed Consolidated Balance Sheets:

Balance at December 31, 2017	$24,233
Gain on change of fair value	(24,233)
Balance at September 30, 2018	—

Note 7—Short-Term and Long-Term Debt

Below is the summary of short-term borrowings and current portion of long-term debt (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Promissory note	$500	$-
Current portion of long-term debt	12	11
Total short-term borrowings and current portion of long-term debt	$512	$11

Long-term debt consists of the following (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Installment notes payable for equipment financing	$23	$31
Long-term debt	23	31
Less: current portion	(12)	(11)
Total long-term debt, net of current portion	$11	$20

The following is a summary of scheduled debt maturities by year (in thousands):

2018	$3
2019	512
2020	8
Total debt	$523

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500.0 thousand from USA Growth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which is due on March 13, 2019, was issued in an aggregate principal amount of $500.0 thousand and bears interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL. 33904.

Note 8 - Income Taxes

We recorded an income tax benefit of $797.0 thousand and income tax expense of ($119.0) thousand for the three months ended September 30, 2018 and 2017, respectively. We recorded an income tax benefit of $1,040.0 thousand and $107.0 thousand for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 39.5% and 7.9% for the three months ended September 30, 2018 and 2017, and 18.8% and (3.7)% for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% and 35%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, valuation allowances of $4.7 million have been provided against net operating loss carryforwards and other deferred tax assets, respectively. There were no significant changes in our valuation allowance during the three months ended September 30, 2018. Our valuation allowance decreased $0.4 million for the nine months ended September 30, 2017.

As of September 30, 2018 and December 31, 2017, we had total unrecognized tax benefits of $1.7 million, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.04 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the three and nine months ended September 30, 2018 and 2017, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

The Internal Revenue Service completed its examination of the corporation’s federal income tax returns for the years 2013-2015 resulting in no changes.

The Canadian Revenue Agency completed its examination of the corporation’s 2014-2016 goods and services tax (GST) and harmonized sales tax (HST) returns. All issues have been settled.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of September 30, 2018, we have not completed our assessment of the accounting impact of the tax effects on the Company due to the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We will continue to refine our estimate as additional analysis is completed and additional guidance is issued, however we do not expect a significant net impact on our underlying financial statements as we have cumulative losses in our foreign subsidiaries.

All amounts recognized associated with the Tax Act as of September 30, 2018 are provisional. Given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete the accounting. The date we expect to complete the accounting is not currently determinable while we continue to obtain the information required to complete the accounting. Given the provisional amounts recognized in 2017, and the fact that we have not changed our provisional estimates, the impact of measurement period adjustments was not material during the nine months ended September 30, 2018.

Note 9 - Concentration of Risk

Cash and cash equivalents. We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. Cash balances as of September 30, 2018 and December 31, 2017, including foreign subsidiaries, without FDIC coverage were $2.6 million and $5.3 million, respectively.

Revenue. A significant portion of our revenue is derived from the Rich Dad brands. Revenue derived from the Rich Dad brands as a percentage of total revenue was 72.3% and 71.8% for the three months ended September 30, 2018 and 2017, and 71.4% and 71.7% for the nine months ended September 30, 2018 and 2017, respectively. In addition, we have operations in the North America, the United Kingdom and other foreign markets (see Note 10 — Segment Information).

Note 10 - Segment Information

We historically managed our business in four segments based on geographic location for which operating managers are responsible to the Chief Executive Officer. Our historical segments were the United States, Canada, the United Kingdom, and Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date, our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, (iii) Other Foreign Markets. Operating results, as reported below, are reviewed regularly by our Chief Executive Officer, or Chief Operating Decision Maker and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
As a percentage of total revenue
North America	56.1%	59.8%	56.9%	58.6%
U.K.	23.0%	21.6%	22.3%	22.6%
Other foreign markets	20.9%	18.6%	20.8%	18.8%
Total consolidated revenue	100%	100%	100%	100%

Operating results for the segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment revenue	2018	2017	2018	2017
(In thousands)
North America	$12,662	$15,091	$41,848	$43,035
U.K.	5,191	5,457	16,400	16,598
Other foreign markets	4,704	4,687	15,286	13,775
Total consolidated revenue	$22,557	$25,235	$73,534	$73,408

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment gross profit contribution *	2018	2017	2018	2017
(In thousands)
North America	$1,621	$4,224	$5,018	$8,738
U.K.	845	1,222	3,691	5,015
Other foreign markets	299	249	643	1,778
Total consolidated gross profit	$2,765	$5,695	$9,352	$15,531

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization expenses	2018	2017	2018	2017
(In thousands)
North America	$26	$24	$79	$80
U.K.	11	5	25	14
Other foreign markets	1	1	4	1
Total consolidated depreciation and amortization expenses	$38	$30	$108	$95

	September 30,	December 31,
Segment identifiable assets	2018	2017
(In thousands)
North America	$11,263	$15,364
U.K.	7,468	9,090
Other foreign markets	5,565	2,566
Total consolidated identifiable assets	$24,296	$27,020

Note 11 – Revenue Recognition

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We have deferred revenue of $58.1 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of September 30, 2018. The revenue associated with these performance obligations is recognized as the obligation is satisfied. We did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)
Seminars	$7,369	$3,611	$3,143	$14,123	$11,255	$3,901	$1,687	$16,843
Products	2,916	984	643	4,543	3,218	1,186	1,188	5,592
Coaching and Mentoring	1,408	579	911	2,898	737	412	1,811	2,960
Online and Subscription	86	9	7	102	37	12	—	49
Other	883	8	—	891	(156)	(54)	1	(209)
Total revenue	$12,662	$5,191	$4,704	$22,557	$15,091	$5,457	$4,687	$25,235

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)
Seminars	$25,685	$11,731	$9,740	$47,156	$28,561	$11,193	$5,682	$45,436
Products	8,768	3,366	2,647	14,781	9,052	3,923	4,104	17,079
Coaching and Mentoring	4,156	1,223	2,882	8,261	3,763	1,383	3,988	9,134
Online and Subscription	1,038	33	17	1,088	93	22	—	115
Other	2,201	47	—	2,248	1,566	77	1	1,644
Total revenue	$41,848	$16,400	$15,286	$73,534	$43,035	$16,598	$13,775	$73,408

Note 12 - Commitments and Contingencies

Licensing agreements. We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler, Martin Roberts and Kathy Ireland. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) were $1.2 million and $1.1 million for the three months ended September 30, 2018 and 2017, and $4.4 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Custodial and Counterparty Risk. We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at September 30, 2018 and December 31, 2017, were $3.7 million and $2.8 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At September 30, 2018 and December 31, 2017, we did not have a CDAR balance.

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

We historically managed our business in four segments based on geographic location. These segments included our historical segments of the United States, Canada, and the United Kingdom, and Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, and, (iii) Other Foreign Markets.

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

Recent Developments

In June 2018, we entered into an agreement to join forces with kathy ireland® Worldwide (kiWW®) to promote our respective brands. Under the agreement, Kathy Ireland®, world famous and widely respected fashion model, businessperson and entrepreneur, will act as Brand Ambassador promoting our world class suite of real estate and financial markets education products and services in alignment with Ms. Ireland's message of entrepreneurship and social responsibility. Ms. Ireland was the keynote speaker at Legacy Education Alliance’s 2018 Hall of Fame Award Ceremony in Las Vegas that was held on October 20, 2018.

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500.0 thousand from USA Growth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which is due on March 13, 2019, was issued in an aggregate principal amount of $500.0 thousand and bears interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL. 33904.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

(in thousands, except per share data)
Revenue	$22,557	$25,235	$73,534	$73,408
Operating costs and expenses:
Direct course expenses	12,929	13,411	42,540	39,494
Advertising and sales expenses	5,691	5,010	17,261	14,732
Royalty expenses	1,172	1,119	4,381	3,651
General and administrative expenses	4,584	4,114	14,630	12,686
Total operating costs and expenses	24,376	23,654	78,812	70,563
Income/(loss) from operations	(1,819)	1,581	(5,278)	2,845
Other income (expense):
Interest expense	(5)	(2)	(13)	(7)
Other income (expense), net	(194)	(67)	(242)	85
Total other income (expense), net	(199)	(69)	(255)	78
Income/(loss) before income taxes	(2,018)	1,512	(5,533)	2,923
Income tax (expense) benefit	797	(119)	1,040	107
Net income/(loss)	$(1,221)	$1,393	$(4,493)	$3,030

Basic earnings/(loss) per common share	$(0.05)	$0.06	$(0.20)	$0.13
Diluted earnings/(loss) per common share	$(0.05)	$0.06	$(0.20)	$0.12

Basic weighted average common shares outstanding	23,005	21,275	23,007	21,281
Diluted weighted average common shares outstanding	23,005	23,022	23,007	22,807

Comprehensive income/(loss):
Net income/(loss)	$(1,221)	$1,393	$(4,493)	$3,030
Foreign currency translation adjustments, net of tax of $0	334	(1,714)	1,320	(2,992)
Total comprehensive income/(loss)	$(887)	$(321)	$(3,173)	$38

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	57.3	53.1	57.9	53.8
Advertising and sales expenses	25.2	19.9	23.5	20.1
Royalty expenses	5.2	4.4	5.9	4.9
General and administrative expenses	20.3	16.4	19.9	17.3
Total operating costs and expenses	108.0	93.8	107.2	96.1
Income/(loss) from operations	(8.0)	6.2	(7.2)	3.9
Other income (expense):
Other income (expense), net	(0.9)	(0.3)	(0.3)	0.1
Total other income (expense), net	(0.9)	(0.3)	(0.3)	0.1
Income/(loss) before income taxes	(8.9)	5.9	(7.5)	4.0
Income tax (expense) benefit	3.5	(0.1)	1.4	0.1
Net income/(loss)	(5.4)%	5.8%	(6.1)%	4.1%

Outlook

Cash sales were $75.6 million for the nine months ended September 30, 2018 compared to $75.7 million for the nine months ended September 30, 2017, a slight decrease of $0.1 million or 0.1%. The decrease was driven primarily by a $2.3 million decrease in our Other Foreign Markets segment and a $0.6 million decrease in our U.K. segment, which was partially offset by a $2.8 million increase in our North America segment. We believe that cash sales remain an important metric when evaluating our operating performance. Pursuant to U.S. GAAP, we recognize revenue when our students take their courses or the term for taking their course expires, which could be several quarters after the student purchases a program. Our students pay for their courses in full up-front or through payment agreements with independent third parties.

Our financial results were impacted by expenses incurred in executing on our strategy of brand and product diversification, including significant upfront sales and advertising expense and direct course expenses to develop, test, and market these new brands and product offerings and to fund our U.K. property development activities. Our financial results also were impacted by increases in professional fees and software costs in connection with our new ERP system which was placed into production in January 2018. In early Q3 of this year we took steps to reduce our expenses to improve profitability and cash flow. Because of these actions, our net loss improved by $1.2 million or 49.4% and our operating cash flow improved by $0.6 million or 28.3% this quarter as compared with the prior quarter. We anticipate this trend to continue in Q4.

We anticipate consolidated cash sales to increase throughout 2018, particularly as new brands gain greater traction in our more established markets, and as we continue to expand internationally and hone our selling and marketing strategy in new markets.

Cash Sales 2018 and 2017 in Percentages and Dollars

OPERATING SEGMENTS

We historically managed our business in four segments based on geographic location. These segments included our historical segments of the United States, Canada, and the United Kingdom, and Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, and, (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
As a percentage of total revenue	2018	2017	2018	2017
North America	56.1%	59.8%	56.9%	58.6%
U.K.	23.0%	21.6%	22.3%	22.6%
Other foreign markets	20.9%	18.6%	20.8%	18.8%
Total consolidated revenue	100%	100%	100%	100%

	Three months ended September 30,		Nine months ended September 30,
Segment revenue	2018	2017	2018	2017
(In thousand)
North America	12,662	15,091	41,848	43,035
U.K	5,191	5,457	16,400	16,598
Other foreign markets	4,704	4,687	15,286	13,775
Total consolidated revenue	$22,557	$25,235	$73,534	$73,408

Revenue 2018 and 2017 in Dollars and Percentages

North America

Over the past several years, our North America business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $10.6 million and $13.3 million or as a percentage of total segment revenue was 83.7% and 87.5% for the three months ended September 30, 2018 and 2017, and $33.3 million and $38.0 million or as a percentage of total segment revenue was 79.6% and 88.4% for the nine months ended September 30, 2018 and 2017. The majority pertained to real estate-related education, with the balance pertaining to financial markets and entrepreneurial education. We are continuing to develop non-Rich Dad brands, such as Woman in WealthTM, Building Wealth, Teach Me to TradeTM and Brick Buy BrickTM along with other brands to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

The North America segment revenue was $12.7 million and $15.1 million or as a percentage of total revenue was 56.1% and 59.8% for the three months ended September 30, 2018 and 2017, $41.8 million and $43.0 million or as a percentage of total revenue was 56.9% and 58.6% for the nine months ended September 30, 2018 and 2017. The decrease in revenue of $2.4 million or 15.9% during the three months ended September 30, 2018 compared to the same period in 2017, was due to a decrease in revenue from expired contracts of $2.1 million or 47.7% and a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $0.3 million or 3.5%. The decrease in revenue of $1.2 million or 2.8% during the nine months ended September 30, 2018 compared to the same period in 2017, was due to a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $1.7 million or 4.6%, partially offset by an increase in revenue from expired contracts of $0.5 million or 6.8%.

U.K.

In contrast to our North America segment, our U.K. segment is more diversified amongst several different brands. Revenue derived from the Rich Dad brands was $1.1 million and $1.0 million or as a percentage of total segment revenue was 20.9% and 19.0% for the three months ended September 30, 2018 and 2017, and $4.5 million and $3.8 million or as a percentage of total segment revenue was 27.4% and 22.7% for the nine months ended September 30, 2018 and 2017. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $5.2 million and $5.4 million or as a percentage of total revenue was 23.0% and 21.6% for the three months ended September 30, 2018 and 2017, and $16.4 million and $16.6 million or as a percentage of total revenue was 22.3% and 22.6% for the nine months ended September 30, 2018 and 2017. The decrease in revenue of $0.2 million or 3.7% for the three months ended September 30, 2018 compared to the same period in 2017, was due to a decrease in recognition of revenue from expired contracts of $0.4 million or 32.7%, partially offset by an increased attendance (i.e. fulfillment) of $0.2 million or 5.4%. The decrease in revenue of $0.2 million or 1.2% for the nine months ended September 30, 2018 compared to the same period in 2017, was due to a decrease in recognition of revenue from expired contracts of $0.8 million or 19.8%, partially offset by an increased attendance (i.e. fulfillment) of $0.6 million or 4.5%.

Other Foreign Markets

We operate in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. Our Other Foreign Markets segment continues to gain traction and has shown significant growth in revenue. Revenue derived from the Rich Dad brands was $4.6 million and $3.8 million or as a percentage of total segment revenue was 98.1% and 81.6% for the three months ended September 30, 2018 and 2017, and $14.7 million and $10.8 million or as a percentage of total segment revenue was 96.1% and 78.7% for the nine months ended September 30, 2018 and 2017.

The Other Foreign Markets segment revenue was $4.7 million and $4.7 million or as a percentage of total revenue was 20.9% and 18.6% for the three months ended September 30, 2018 and 2017, and $15.3 million and $13.8 million or as a percentage of total revenue was 20.8% and 18.8% for the nine months ended September 30, 2018 and 2017. Revenue was flat in the both periods, three months ended September 30, 2018 and 2017. The increase in revenue of $1.5 million or 10.9% during the nine months ended September 30, 2018 compared to the same period in 2017, was due to increase in recognition of revenue from expired contracts of $1.8 million or 83.9%, partially offset by a decreased attendance (i.e. fulfillment) of $0.3 million or 2.3%.

Three months ended September 30, 2018 Compared to Three months ended September 30, 2017

Revenue

Revenue was $22.6 million for the three months ended September 30, 2018 compared to $25.2 million for the three months ended September 30, 2017. Revenue decreased $2.6 million or 10.3% during the three months ended September 30, 2018 compared to the same period in 2017. The decrease in revenue was due to a decrease in revenue from expired contracts of $1.7 million or 27.3% and decreased attendance (i.e. fulfillment) of $0.9 million or 5.0%.

Cash sales were $23.3 million for the three months ended September 30, 2018 compared to $24.5 million for the three months ended September 30, 2017, a decrease of $1.2 million or 4.9%. The decrease was driven primarily by a $1.4 million decrease in our Other Foreign Markets segment and a $0.6 million decrease in our U.K. segment, partially offset by an increase of $0.8 million in our North America segment.

Operating Expenses

Total operating costs and expenses were $24.4 million for the three months ended September 30, 2018 compared to $23.6 million for the three months ended September 30, 2017, an increase of $0.8 million or 3.4%. The increase was primarily due to a $0.7 million increase in advertising and sales expenses, a $0.5 million increase general and administrative expenses, and a $0.1 million increase in royalty expenses, partially offset by a $0.5 million decrease in direct course expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $12.9 million for the three months ended September 30, 2018 compared to $13.4 million for the three months ended September 30, 2017, a decrease of $0.5 million or 3.7%, which was primarily related to decreases in preview product costs and sales and training compensation, due to a slight decrease in cash sales along with adjustments to our sales compensation programs. We have adjusted our sales compensation programs to align them with sales forecasts for the balance of 2018.

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

Advertising and sales expenses were $5.7 million for the three months ended September 30, 2018 compared to $5.0 million for the three months ended September 30, 2017, an increase of $0.7 million, or 14.0%. As a percentage of revenue, advertising and sales expenses were 25.2% and 19.9% of revenue for the three months ended September 30, 2018 and 2017, an increase of 5.3%. This increase is related to our efforts to diversify our product offerings through the introduction and the development of our proprietary brands as we incurred significant upfront costs to develop, test, and market these new brands and new product offerings.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.2 million for the three months ended September 30, 2018 compared to $1.1 million for the three months ended September 30, 2017, a slight increase of $0.1 million or 9.1%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $4.6 million for the three months ended September 30, 2018 compared to $4.1 million for the three months ended September 30, 2017, an increase of $0.5 million, or 12.2%. The increase was primarily driven by increases in professional fees and software costs in connection with our new ERP system which was placed into production in January 2018.

Income tax expense

We recorded an income tax benefit of $797.0 thousand and income tax expense of ($119.0) thousand for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 39.5% and 7.9% for the three months ended September 30, 2018 and 2017. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% and 35%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, valuation allowances of $4.7 million have been provided against net operating loss carryforwards and other deferred tax assets, respectively. There were no significant changes in our valuation allowance during the three months ended September 30, 2018 and 2017.

Net Income/(Loss)

Net loss was $1.2 million or ($0.05) per basic and diluted common share for the three months ended September 30, 2018, compared to a net income of $1.4 million or $0.06 per basic and diluted common share for the three months ended September 30, 2017, an increase in net loss of ($2.6) million or ($0.11) per basic and diluted common share. Net loss for the three months ended September 30, 2018 was primarily due to decreases in revenue as a result of decrease in revenue from expired contracts of $1.7 million or 27.3% and decreased attendance (i.e. fulfillment) of $0.9 million or 5.0%.

Nine months ended September 30, 2018 Compared to Nine months ended September 30, 2017

Revenue

Revenue was $73.5 million for the nine months ended September 30, 2018 compared to $73.4 million for the nine months ended September 30, 2017. Revenue increased $0.1 million or 0.1% during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in revenue was due to increase in revenue from expired contracts of $1.4 million or 11.4%, partially offset by decreased attendance (i.e. fulfillment) of $1.3 million or 2.2%.

Cash sales were $75.6 million for the nine months ended September 30, 2018 compared to $75.7 million for the nine months ended September 30, 2017, a slight decrease of $0.1 million or 0.1%. The decrease was driven primarily by a $2.3 million decrease in our Other Foreign Markets segment and a $0.6 million decrease in our U.K. segment, which was partially offset by a $2.8 million increase in our North America segment.

Operating Expenses

Total operating costs and expenses were $78.8 million for the nine months ended September 30, 2018 compared to $70.6 million for the nine months ended September 30, 2017, an increase of $8.2 million or 11.6%. The increase was primarily due to a $3.0 million increase in direct course expenses, a $2.6 million increase in advertising and sales expenses, a $1.9 million increase general and administrative expenses and a $0.7 million increase in in royalty expense.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $42.5 million for the nine months ended September 30, 2018 compared to $39.5 million for the nine months ended September 30, 2017, an increase of $3.0 million or 7.6%, which was primarily related to increases in sales and training compensation, due to improved internal sales performance metrics, venue expenses, and mentor fulfilment costs. We have adjusted our sales compensation programs to align them with sales forecasts for the balance of 2018.

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

Advertising and sales expenses were $17.3 million for the nine months ended September 30, 2018 compared to $14.7 million for the nine months ended September 30, 2017, an increase of $2.6 million, or 17.7%. As a percentage of revenue, advertising and sales expenses were 23.5% and 20.1% of revenue for the nine months ended September 30, 2018 and 2017, an increase of 3.4%. This increase is primarily related to our efforts to diversify our product offerings through the introduction and the development of our proprietary brands as we incurred significant upfront costs to develop, test, and market these new brands and new product offerings.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $4.4 million for the nine months ended September 30, 2018 compared to $3.7 million for the nine months ended September 30, 2017, an increase of $0.7 million, or 18.9%. The increase was primarily related to increase in deferred license expenses associated with the timing of revenue recognition in the quarters.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $14.6 million for the nine months ended September 30, 2018 compared to $12.7 million for the nine months ended September 30, 2017, an increase of $1.9 million, or 15.0%. The increase was primarily driven by increases in professional fees and software costs in connection with our new ERP system which was placed into production in January 2018.

Income tax expense

We recorded an income tax benefit of $1,040.0 thousand and $107.0 thousand for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 18.8% and (3.7)% for the nine months ended September 30, 2018 and 2017. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% and 35%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, valuation allowances of $4.7 million have been provided against net operating loss carryforwards and other deferred tax assets, respectively. There were no significant changes in our valuation allowance during the nine months ended September 30, 2018. Our valuation allowance decreased $0.4 million for the nine months ended September 30, 2017.

Net Income/(Loss)

Net loss was $4.5 million or ($0.20) per basic and diluted common share for the nine months ended September 30, 2018, compared to a net income of $3.0 million or $0.13 per basic and $0.12 per diluted common share for the nine months ended September 30, 2017, an increase in net loss of ($7.5) million or ($0.33) per basic and ($0.32) per diluted common share. Net loss for the nine months ended September 30, 2018, was negatively affected by the increase in operating expenses.

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

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our relatively modest operating cash flows during the past two years combined, it has been necessary for us to manage our cash position to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, seasonality, and fluctuations in foreign currency exchange rates. We have taken steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for the remainder of 2018 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will be sufficient to fund our expected financial obligations and anticipated liquidity requirements for fiscal year 2019.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Nine Months Ended September 30,
	2018	2017

Net cash provided by (used in) operating activities	(1,643)	4,822
Net cash used in investing activities	(839)	(114)
Net cash provided by (used in) financing activities	491	(8)
Effect of exchange rate differences on cash	157	(1,050)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(1,834)	3,650

Operating Cash Flows and Liquidity

Net cash used in operating activities was $1.6 million in the nine months ended September 30, 2018 compared to net cash provided by operating activities of $4.8 million in the nine months ended September 30, 2017, representing a period-over-period decrease of $6.4 million. This decrease was primarily the result of decreased earnings as a result of (i) increased advertising and marketing expense primarily related to our efforts to diversify our product offerings through the introduction and the development of our proprietary brands, and (ii) increased general and administrative expenses primarily driven by increases in professional fees and software costs in connection with our new ERP system which was placed into production in January 2018.

Investing Cash Flows

Net cash used in investing activities totaled $839.0 thousand in the nine months ended September 30, 2018 and $114.0 thousand in the nine months ended September 30, 2017, representing our purchases of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of September 30, 2018 and December 31, 2017 was 100.0% equity.

Net cash provided by financing activities totaled $491.0 thousand during the nine months ended September 30, 2018 compared to net cash used in financing activities of $8.0 thousand in the nine months ended September 30, 2017. Net cash provided by financing activities during the nine months ended September 30, 2018, primarily represents the proceeds from issuance of the Promissory Note, due March 13, 2019. The Promissory note was issued in an aggregate principal amount of $500.0 thousand and bear interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory note, and a fixed rate of 30% per annum until all amounts due under the Promissory note are paid in full.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of September 30, 2018 and December 31, 2017, our consolidated current deferred revenue was $58.1 million and $57.2 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of September 30, 2018, based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 12 Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company's equity securities during the three months ended September 30, 2018.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.4	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
4.1	Promissory Note dated September 13, 2018 with an aggregate principal amount of $500,000 issued by the Registrant to USA Regrowth Fund LLC, and Oregon limited liability company.*
10.1	Second Amendment to Rich Dad Operating Company, LLC License Agreement, dated January 25, 2018.(1) (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 29, 2018)
10.2	Mutual Waiver and Release of Claims, dated January 25, 2018 (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on January 29, 2018)
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2018 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: November 14, 2018	By:	/s/ ANTHONY C. HUMPAGE
Anthony C. Humpage Chief Executive Officer and Director

Dated: November 14, 2018	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Senior Vice President and Chief Financial Officer

