Form 10-K
period 2018-12-31
Legacy Education Alliance, Inc.
filed 2019-04-15
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number: 000-55790

LEGACY EDUCATION ALLIANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	39-2079974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1612 Cape Coral Parkway East, Cape Coral, Florida 33904

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (239) 542-0643

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of Each Class	Name of Exchange on which registered
Legacy Education Alliance, Inc. Common Stock, par value $0.0001	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,729,877 based on the closing sale price of the registrant’s common stock as traded on the NASDQ Over the Counter Electronic Bulletin Board on such date of $0.38 per share. As of March 31, 2019, there were 23,120,852 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Legacy Education Alliance, Inc.’s proxy statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2018

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Annual Report on Form 10-K under the headings “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; and the estimates and matters described under the caption “Item 7. Management’s Discussion and Analysis-Results of Operations-Outlook.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors,” and in our other filings with the Securities and Exchange Commission. There may be other factors of which we are currently unaware or that we deem immaterial that may cause our actual results to differ materially from the expectations we express in our forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate.

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

Our Strategy

Our objective is to be the leading global provider of services and products that enable individuals from all walks of life, regardless of their current economic situation and educational background, to take control of their financial futures and enable them to achieve financial freedom.

Our strategy is focused primarily on the following areas:

●	Continued development of our North American businesses. We will continue our focus on our service offerings in an attempt to improve our revenue and expand our offerings as appropriate, including e-learning and other electronic format offerings and the development of new brands.

●	Development of our International market. We continue to expand internationally.

●	Security and longevity of our brands. We operate under 9 different brands. This allows us the flexibility to provide our services through different demographics, price points and sales channels. This strategy of going to market with multiple brands allows us to protect the individual brands, reduce brand fatigue and to provide brand diversification, while maintaining overall market share and meeting competition.

●	Fulfilling our customer obligations. We intend to optimize the pace and improve the cost efficiency with which we fulfill our customer commitments. We have:

●	expanded the options for course fulfillment in order to reduce the number of expired contracts by increasing the number of courses offered through electronic media and via the internet;

●	implemented an improved outreach program that involves contacting our customers to help them manage their course schedules;

●	Increased the number of symposiums we hold globally, which we believe will play a significant role in our business model going forward. Symposiums allow us to hold multiple Elite classes in one location resulting in cost savings based on economies of scale. These events have been well received by our customers, providing them with networking opportunities as well as bonus events and activities that have enhanced their experience.

●	Enhanced eLearning. We continue developing and promoting interactive and online distributed course content and enhanced technology platforms capable of streaming video, interactive e-learning, and distributed e-learning. We have been developing our social and brand presence internationally.

●	Consistent quality assurance. We believe that to be an effective provider of training we need to ensure that our course offerings meet our strict quality assurance guidelines. We will continue to monitor and enforce standards for marketing, sales presentations, and training delivery throughout our organization.

●	Continued professional development. We will continue to identify, recruit and retain a team of trainers, mentors and coaches who possess practical, hands-on experience in their areas of expertise.

Recent Developments

On November 12, 2018, the Board of Directors of Legacy Education Alliance, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Rights Agreement dated as of February 16, 2017 by and between the Company and VStock Transfer LLC, as Rights Agent (the “Rights Agreement”), to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2021, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500 thousand from USA Growth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which was due on March 13, 2019, was issued in an aggregate principal amount of $500 thousand and bears interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL. 33904. On March 8th, 2019, we executed an extension of the maturity date to September 13, 2019.

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

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the fee. Our symposiums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2018	2017
North America	56.8%	58.5%
U.K.	21.9%	22.0%
Other foreign markets	21.3%	19.5%
Total consolidated revenue	100%	100%

	Years Ended December 31,
	2018	2017
Segment revenue	(In thousands)
North America	$53,054	$57,147
U.K.	20,469	21,494
Other foreign markets	19,886	19,089
Total consolidated revenue	$93,409	$97,730

See the caption Revenue, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer 9 brands, which include:

●	Brick Buy Brick™: Initially launched in the UK, Brick Buy Brick is now also available in the North America segment and the other foreign markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Perform in PropertyTM is the first British training program of its kind. Joining forces with gallant Olympians, Legacy sets out to empower students to take control of their financial future by providing three tiers of reality-based training and time-tested resources. The Perform in Property brand is designed to help students achieve the level of performance and financial independence they desire.

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of the best-selling personal finance books of all time, Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad® Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors who can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Teach Me to TradeTM is a brand designed for students who want to learn the core concepts of trading in the financial markets. Beginners and veteran traders alike can benefit from the Teach Me to Trade brand as it focuses on broad market concepts aimed at helping traders gain an understanding of the foundations for success in a new trading business. It teaches how to develop a game plan, develop a business-minded approach to trading and appreciate the vital skills needed to invest in the financial markets.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

Marketing

Our various brands are the foundation for our marketing efforts. These brands provide credibility and sustainability within our media mix to promote live events and online trainings. Live onsite two-hour free preview workshops are offered weekly in four to six markets in North America and United Kingdom. Marketing these events is primarily done online through internet banner ads, text ads, and emails. Direct mail, radio, television, public relations, social media and print advertising are also used to obtain event registrations. We enter into marketing and other agreements with third-parties to market our products and services.

We offer people the opportunity to attend a free preview workshop or advance directly to one of our three-day basic training classes. People who enroll and attend the basic training class receive reference materials relevant to the subject matter to be taught at the class. The basic training course is usually held over a weekend within two to four weeks of the initial free preview workshop. Our experience is that offering the free preview workshop as a first step is an effective way to introduce to our students the methodology of investing, as well as to market and sell our three-day basic training courses.

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

The goal of our fulfillment strategy is to provide maximum flexibility to the students to allow them take any of their classes in whatever format, and in any combination of formats, that works best for them. Students may access training content through multiple delivery channels, including:

●	Live Classroom: In-person “one-on-many” intensive 3-day class with a live instructor and any number of students in the same room, either at a symposium or as a stand-alone class.

●	Live Stream: Interactive real-time streaming of a Live Classroom training that may be viewed by a student remotely via the internet. Live stream classes can be reviewed for 30-days post-class.

●	Live On-Line: Live presentations of a class in modules presented over a period of weeks with a live instructor and any number of students in any number of locations who attend remotely via the internet. Student has access to recordings of the modules for 30 days after the last live session.

●	On-Demand: Class that is presented in self-paced pre-recorded modules via internet link with 24/7 access for the life of the contract. Unlike the three “live” fulfillment options, which require the student to attend classes when LEAI schedules them, the On-Demand Options provides the student the flexibility to take the class whenever they want, and as many times as they want, during the life of the student’s contract.

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

Coaching and telephone mentoring programs are typically sold in a number of different subject areas and generally delivered in 10 to 16 weekly one-on-one telephone sessions. Some of the topics include Real Estate Coaching, Financial Markets Coaching and Business Coaching. A set curriculum approach is generally used. Each module comes with assignments, exercises and reading materials to be completed between sessions.

Geographic Diversification

We historically managed our business in four segments based on geographic location. These segments included our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting, and since such date, our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

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

Effective September 1, 2013, we entered into licensing and related agreements with Rich Dad Operating Company, LLC (“RDOC”) (collectively, the “2013 License Agreement”) that replaced the 2010 License Agreement. Compared to the 2010 License Agreement, the 2013 License Agreement broadened the field of use to include real estate investing, business strategies, stock market investment techniques, stock/paper assets, cash management, asset protection, entrepreneurship and other financially-oriented subjects. The 2013 License Agreement also (i) reduced the royalty rate payable to RDOC compared to the 2010 Rich Dad License Agreement; (ii) broadened the Company’s exclusivity rights to include education seminars delivered in any medium; (iii) eliminated the cash collateral requirements and related financial covenants contained in the 2010 License Agreement; (iv) continues our right to pay royalties via a promissory note that is convertible to preferred shares upon the occurrence of a Change in Control (as defined in the 2013 License Agreement); (v) eliminated approximately $1.6 million in debt from our consolidated balance sheet as a result of debt forgiveness provided for in the agreement terminating the 2010 License Agreement; and (vi) converted another approximately $4.6 million in debt to 1,549,882 shares of our Common Stock. Either party may terminate the 2013 License Agreement upon certain circumstances, including and uncured breach by the non-terminating party.

On April 22, 2014, we entered into an agreement with RDOC (the “2014 Amendment”) to, among other things, amend the 2013 License Agreement to halve the royalty payable by us to RDOC to 2.5% for the whole of 2014, (ii) cancel approximately $1.3 million in debt owed by us to RDOC, (iii) reimburse us for certain legal expenses, and (iv) cancel RDOC’s right to appoint one member of our Board of Directors.

The 2013 License Agreement and the 2014 Amendment were assigned to our wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc. on September 10, 2014.

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

License Agreement with Martin Roberts

In 2009, we entered into a Talent Endorsement Agreement with Martin Roberts that grants us the exclusive right to use Martin Roberts’, name, image, and likeness, as well as the rights to use the name of Mr. Roberts’s published book entitled “Making Money From Property,” in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. We entered into a subsequent Talent Endorsement Agreement with an effective date of April 20th, 2017 (the “Supplemental Agreement”) that grants us the non-exclusive right to use Martin Roberts’ name, image and likeness, as well as the rights to use the name of Mr. Roberts’ published book entitled “Making Money From Property”, in connection with the advertisement, promotion, and sale of educational training, products and materials related to real estate, securities and options trading and investment, as well as, general wealth building and investing strategies, principles and motivation. The term of the license granted under the Supplemental Agreement is for an initial six months period expiring on October 20, 2017 and will continue thereafter unless (i) terminated by one party upon the event of certain specified defaults of the party, or (ii) by either party without cause upon thirty (30) days prior written notice to the other party. Under the Supplemental Agreement with Mr. Roberts, we pay Mr. Roberts a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products that are collected within thirty (30) days after a Company-sponsored Martin Roberts-branded event, after deductions for value added taxes, banking charges, returns, refunds, and third party commissions. For sales to clients introduced to us directly by Mr. Roberts and his associated websites as well as other marketing and promotional activities Mr. Roberts or his associated companies may wish to undertake from time to time that are not part of a Company sponsored event and which result in the sale of ours basic training her marketing and promotional activities, Mr. Roberts is entitled to 50% of gross revenue from such sales of directly introduced clients.

Employees and Independent Contractors

As of December 31, 2018, we had approximately 165 full-time employees of whom 141, or 85%, were located in our North America segment and the remaining 15% were located in the United Kingdom, South Africa and Hong Kong. In addition, we employ part-time employees in various capacities and independent contractors who are trainers, coaches or mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid commissions based upon the dollar value of the courses purchased by customers at our free preview workshops and basic training courses, or are paid fixed fees for teaching and mentoring Elite courses. Independent contractors are required to execute agreements with us that set forth their commission structures and typically contain confidentiality and non-competition provisions.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

The termination of our license agreement to use the Rich Dad brand would materially adversely impact our business, financial condition and results of operations, given the high concentration of sales from course offerings under the Rich Dad® Education Brand

Our Rich Dad® Education real estate and financial market course offerings accounted for approximately 74.0% of our total revenue in 2018. Our 2013 License Agreement with Rich Dad®, as amended, expires on September 1, 2019. The license agreement can also be terminated for a default by us. See the section entitled “Licensing Agreement with the Rich Dad parties” above, for a discussion of the terms of this significant agreement. Termination of our 2013 License Agreement or termination of our relationship with the Rich Dad Parties would have a material adverse effect on our business, financial condition and results of operations.

If revenues from our Rich Dad brand decline, this could materially adversely impact our business, financial condition and results of operations.

The Rich Dad® Education brand accounts for a significant portion of our total revenue. If revenue from the Rich Dad® Education Brand declines and is not offset by revenue increases in our other brands it could have a material adverse effect on our business, financial condition and results of operations. Further, a decrease in popularity or public acceptance of Robert Kiyosaki or the Rich Dad™ Education Brand would have a significant impact on our business, financial condition and results of operations. Additionally, if Mr. and Mrs. Kiyosaki, the founders of the Rich Dad™ Education Brand, do not spend as much time in the public eye, it could impact the popularity of the Rich Dad™ Education Brand and consequently impact our sales of Rich Dad™ Education products.

The termination of any of our merchant processor agreements and/or material changes to the terms and conditions of these agreements would materially adversely impact our business, financial condition and results of operations, given the high concentration of sales from course offerings procured by our customers using credit cards.

A significant percentage of our sales are processed through credit card transactions and we are dependent on our merchant processor relationships to facilitate these transactions under favorable terms. Although we generally have been able to renew or extend the terms of contractual arrangements with third parties merchant processors on acceptable terms, there can be no assurance that we will continue to be able to do so in the future. Interruptions in service, or the imposition of reserve accounts in amounts not acceptable to us, could have a material adverse impact on our liquidity. In addition, if any of these services providers were to stop providing services to us on acceptable terms, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all. This could materially adversely impact our business, financial condition and results of operations.

The termination of a material license agreement could materially adversely impact our business, financial condition and results of operations.

The License Agreement with Martin Roberts may be terminated by the licensor upon limited notice. The License Agreement with Robbie Fowler will expire by its terms on January 1, 2020. We use the intellectual property licensed to us under these agreements to conduct the sale of Making Money from Property with Martin Roberts and Robbie Fowler Property Academy of Robbie Fowler branded property courses and affiliated products in the U.K. If either of these relationships are terminated, it could have a material adverse effect on our business, financial condition and results of operations.

Our management has identified internal control deficiencies, which our management believe constitute material weaknesses.

Our management has determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

●	Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes. The weaknesses in our internal control system that were identified by our management generally relate to the implementation of our new ERP system, which went into production on January 1, 2018.

If we fail to effectively remediate any of these material weaknesses or other material weaknesses or deficiencies in our control environment that may be identified in the future, we may be unable to accurately report our financial results or report them within the time frames required by law or exchange regulations, to the extent applicable, which would have a negative impact on us and our share price.

Our cash flows from operations decreased in 2018 versus our cash flows from operations in 2017. If this trend were to continue in the future, it could impair our ability to fund our working capital needs and adversely affect our financial condition.

Management currently projects that our available cash balances will be sufficient to maintain our operations during 2019. However, when considering all of the applicable operational and external risks and uncertainties, including, but not limited to cash generated from new and ongoing business initiatives, our ability to effectively execute our strategies, relationships with our credit card processors, and potential current and future litigation matters, we believe that we may not be adequately capitalized. We may seek to obtain additional capital through the issuance of equity or debt, which may dilute the equity holdings of our current investors. In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates, and repayment provisions that reduce our cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the economic environment. If we cannot generate the required cash to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, or limit our operations.

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

We currently operate in the United Kingdom, Canada, Hong Kong, South Africa and other international markets in addition to our U.S. operations and we plan on continuing our international market expansion going forward. As a result, we face risks that are inherent in international operations, including:

●	Complexity of operations across borders;

●	Currency exchange rate fluctuations;

●	Restrictions on the movements of cash;

●	Multiple and possibly overlapping or conflicting tax laws;

●	Applicability of training concepts to foreign markets;

●	Compliance with foreign regulatory requirements including anti-corruption, banking, cash repatriation, and data and privacy protection;

●	Political instability; and

●	Price controls or restrictions on exchange of foreign currencies.

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

We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws and export-import compliance and trade laws, and data protection due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage.  They also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business in some parts of the world, such as Hong Kong, that are recognized as having governmental and commercial corruption and in such countries, strict compliance with anti-bribery laws may conflict with local customs and practices. Under some circumstances, a parent company may be civilly and criminally liable for bribes paid by a subsidiary. We cannot assure you that our internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations may have occurred, including without limitation violations of anti-corruption laws, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions, and imprisonment of the individuals involved.  As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

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

Uncertain economic conditions may affect our customers’ discretionary income, access to credit and ability and willingness to purchase our courses offerings and products. Economic conditions and consumer spending are influenced by a wide range of factors that are beyond our control. These conditions include but are not limited to:

●	Demand for our course offerings and related products;

●	Conditions in the securities and investment markets;

●	Conditions in the real estate market;

●	Availability of mortgage financing and other forms of credit and consumer credit;

●	General economic and business conditions;

●	Adverse changes in consumer confidence levels;

●	General political developments; and

●	Adverse weather or natural or man-made disasters.

Any decreased interest in real estate and/or financial markets investing strategies and techniques in the future could impact our brands. Additionally, a prolonged economic downturn or uncertainty over future economic conditions, could increase these effects on our business. In addition, our ongoing business expansion efforts and related operational changes add to the difficulty and risk of forecasting the timing, magnitude and direction of operational and financial outcomes with respect to our business.

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

The European Union’s (“EU”) General Data Protection Regulation (“GDPR”) took effect in May 2018 and requires EU member states to meet new and more stringent requirements regarding the handling of personal data. Failure to meet the GDPR requirements could result in substantial penalties of up to the greater of €20 million or 4% of global annual revenue of the preceding financial year. Additionally, compliance with the GDPR has resulted in increased operational costs to implement new procedures corresponding to new legal rights granted under the law. Although the GDPR applies across the EU without a need for local implementing legislation, local data protection authorities still have the ability to interpret the GDPR through so-called opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis.

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

We are highly dependent upon our senior management. The loss of services of any of the members of our senior management or high performing sales speakers or course trainers could have a material adverse effect on our business, financial condition and results of operations.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the “Act”, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We have not completed our assessment of the accounting impact of the tax effects on the Company due to the Act and we continue to examine the impact that this tax reform legislation may have on our business. However, we have made a reasonable estimate of the effects on our existing deferred tax balances. We recognized a provisional estimate of $0.1 million of tax expense related to the remeasurement of our deferred tax balance. We will continue to refine our estimate as additional analysis is completed and additional guidance is issued. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

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

The market price of our Common Stock is subject to significant fluctuations in response to, among other factors:

●	changes in our financial performance or a change in financial estimates or recommendations by securities analysts;

●	announcements of innovations or new products or services by us or our competitors;

●	the emergence of new competitors or success of our existing competitors;

●	operating and market price performance of other companies that investors deem comparable;

●	changes in our Board of Directors or management;

●	sales or purchases of our Common Stock by insiders;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations;

●	general economic conditions and slow or negative growth of related markets and;

●	other risks related to our business as set forth above.

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

On February 15, 2017, we adopted a limited duration Shareholder Rights Plan (the “Plan”). Under the Plan, one preferred stock purchase right will be distributed for each share of common stock held by stockholders of record on March 2, 2017. The rights will trade with the common stock and will not be separable or exercisable until such time as the Plan is triggered. The Plan was scheduled to expire on February 15, 2019, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.

On November 12, 2018, the Board of Directors of Legacy Education Alliance, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Rights Agreement dated as of February 16, 2017 by and between the Company and VStock Transfer LLC, as Rights Agent (the “Rights Agreement”), to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2021, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

The extension of the Final Expiration Date under the Rights Agreement was entered into to ensure that the Board of Directors would continue to have sufficient time to consider any proposal from a third party that might result in a change in control of the Company, to ensure that all stockholders receive fair and equal treatment in the event of any such a proposal, and to encourage any potential acquirer to negotiate with the Board of Directors. In addition, extending the Rights Agreement will guard against partial tender offers, open market accumulations and other coercive tactics aimed at gaining control of the Company without paying all stockholders a full control premium for their shares. The Rights Agreement was not amended in response to any specific takeover offer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth our office locations as of December 31, 2018:

Purpose	Location	Own/lease	Approximate square footage	Lease expiration
Executive offices	Cape Coral, FL	Own	40,734	—
Canadian headquarters	Vaughn, Ontario	Lease	5,100	Feb. 2019
U.K. headquarters and training center	Richmond, Surrey	Lease	4,957	Various
South Africa corporate administration	Johannesburg, South Africa	Lease	205	May. 2019
Hong Kong corporate administration	Causeway Bay, Hong Kong	Lease	208	Jan. 2019
U.K. residential income property	Birmingham, West Midlands, U.K.	Own		—
U.K. residential income property	Birmingham, West Midlands, U.K.	Own		—
U.K. residential income property	Birmingham, West Midlands, U.K.	Own		—
			51,204

We are the sole beneficiary of a land trust that owns the land and building of our executive offices in Cape Coral, Florida. James E. May, our Interim Chief Executive Officer, serves as the trustee. Our executive office building is approximately 40,734 square feet and is situated on approximately 4.5 acres.

We leased approximately 5,100 square feet of office space in Ontario, Canada for our Canadian headquarters. The lease expired in February 2019 and rent was payable monthly at rates increasing from approximately $3,500 to $3,613 over the term of the lease. We did not renew this lease in 2019.

We lease approximately 4,957 square feet of office space which is used for both corporate administration and training purposes in Richmond, Surrey. We lease various rooms in the same facility with different lease terms with the latest expiration date in December 2019. The total monthly rent is approximately $81,000 for office space and training room leases.

We lease approximately 205 square feet of office space which is used for corporate administration purposes in Johannesburg, South Africa. The lease expires in May 2019. The total monthly rent is approximately $1,700.

We lease approximately 208 square feet of office space which is used corporate administration purposes in Causeway Bay, Hong Kong. The lease expires in January 2019 at which time we will lease the facility on a month to month basis. The total monthly rent is approximately $5,130.

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

	High	Low
Year ended December 31, 2018
Fourth Quarter	$0.3	$0.1
Third Quarter	$0.4	$0.2
Second Quarter	$0.6	$0.4
First Quarter	$0.5	$0.3
Year ended December 31, 2017
Fourth Quarter	$0.6	$0.3
Third Quarter	$0.5	$0.3
Second Quarter	$0.4	$0.2
First Quarter	$0.5	$0.3

Holders

As of December 31, 2018, there were approximately 268 stockholders of record for our Common Stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

Dividends

We have not paid out any cash dividends for the past two years and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2015 Equity Plan (the “2015 Incentive Plan”) was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015. The financial activity pertaining to our employees and directors under the 2015 Incentive Plan is incorporated by reference to “Note 6 –Share-Based Compensation” on page F-14 of our consolidated financial statements, presented herein.

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

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the fee. Our symposiums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

We historically managed our business in four segments based on geographic location. These segments included our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting and since such date our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we currently offer 9 brands, which include:

●	Brick Buy Brick™: Initially launched in the UK, Brick Buy Brick is now also available in the North America segment and the other foreign markets in which we operate. The program introduces our students to the tools and strategies used by successful investors to make money work for them through real estate investing.

●	Building Wealth: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Perform in PropertyTM is the first British training program of its kind. Joining forces with gallant Olympians, Legacy sets out to empower students to take control of their financial future by providing three tiers of reality-based training and time-tested resources. The Perform in Property brand is designed to help students achieve the level of performance and financial independence they desire.

●	Rich Dad® Education: Our flagship brand based on the teachings of Robert Kiyosaki, an entrepreneur, investor, educator, and author of the best-selling personal finance books of all time, Rich Dad Poor Dad. Mr. Kiyosaki has written more than 15 books with combined sales of more than 26 million copies.

●	Rich Dad® Stock Education: In our Rich Dad Stock Education program, we teach students how to become savvy investors who can potentially create winning trades and profits in any market condition through the development of personal trading plans that are compatible with their current financial situation, the level of risk they are comfortable with, and their long-term financial goals.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Teach Me to TradeTM is a brand designed for students who want to learn the core concepts of trading in the financial markets. Beginners and veteran traders alike can benefit from the Teach Me to Trade brand as it focuses on broad market concepts aimed at helping traders gain an understanding of the foundations for success in a new trading business. It teaches how to develop a game plan, develop a business-minded approach to trading and appreciate the vital skills needed to invest in the financial markets.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

Recent Developments

On November 12, 2018, the Board of Directors of Legacy Education Alliance, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Rights Agreement dated as of February 16, 2017 by and between the Company and VStock Transfer LLC, as Rights Agent (the “Rights Agreement”), to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2021, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500 thousand from USA Growth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which was due on March 13, 2019, was issued in an aggregate principal amount of $500 thousand and bears interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL. 33904. On March 8th, 2019, we executed an extension of the maturity date to September 13, 2019.

Results of Operations

Our financial results in 2018 were impacted by a variety of factors that we believe occurred outside the course of normal business operations, including (i) expenses incurred in executing our strategy of brand and product diversification, including significant upfront sales and advertising expense and direct course expenses to develop, test, and market these new brands and product offerings and to fund our UK property development activities.  (ii) increases in labor, litigation, and software costs in connection with our new ERP system which was placed into production in January 2018 and (iii) the effect of and fluctuations in the Great British Pound (“GBP”) currency exchange rates which we believe were caused by economic uncertainties surrounding terms under which the UK would exit from the European Union (Brexit).

Our Results of Operations in 2018 and 2017 were as follows:

	Years Ended December 31,
(in thousands, except per share data)	2018	2017
Revenue	$93,409	$97,730
Operating costs and expenses:
Direct course expenses	55,800	53,972
Advertising and sales expenses	22,740	19,790
Royalty expenses	4,698	4,746
General and administrative expenses	19,250	17,408
Total operating costs and expenses	102,489	95,916
Income (loss) from operations	(9,079)	1,814
Other income (expense):
Interest expense	(40)	(9)
Other income (expense), net	(368)	4,480
Total other income (expense), net	(408)	4,471
Income (loss) before income taxes	(9,487)	6,285
Income tax expense	(469)	(1,989)
Net income (loss)	$(9,956)	$4,296

Basic earnings (loss) per common share	$(0.43)	$0.19
Diluted earnings (loss) per common share	$(0.43)	$0.18

Basic weighted average common shares outstanding	23,014	21,510
Diluted weighted average common shares outstanding	23,014	22,857

Comprehensive income (loss):
Net income (loss)	$(9,956)	$4,296
Foreign currency translation adjustments, net of tax of $0	1,889	(3,113)
Total comprehensive income (loss)	$(8,067)	$1,183

Our operating results expressed as a percentage of revenue are set forth in the table below:

	Years Ended December 31,
	2018	2017
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	59.7	55.2
Advertising and sales expenses	24.3	20.2
Royalty expenses	5.0	4.9
General and administrative expenses	20.6	17.8
Total operating costs and expenses	109.7	98.1
Income (loss) from operations	(9.7)	1.9
Other income (expense):
Other income (expense), net	(0.4)	4.5
Total other income (expense), net	(0.4)	4.5
Income (loss) before income taxes	(10.1)	6.4
Income tax expense	(0.5)	(2.0)
Net income (loss)	(10.6)%	4.4%

Outlook

Cash sales were $96.8 million for the year ended December 31, 2018 compared to $99.2 million for the year ended December 31, 2017, a decrease of $2.4 million or 2.4%. The decrease was driven primarily by a $4.0 million decrease in our Other Foreign Markets segment, a $1.2 million decrease in our U.K. segment partially offset by a $2.8 million increase in our North American segment.

We believe that cash sales remain an important metric when evaluating our operating performance. Pursuant to U.S. GAAP, we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which which could be several quarters after the student purchases a program. Our students pay for their courses in full up-front or through payment agreements with independent third parties.

We anticipate cash sales to increase throughout 2019, particularly as new brands gain greater traction in our more established markets, and as we continue to expand internationally and hone our selling and marketing strategy in new and existing markets.

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

	Years Ended December 31,
As a percentage of total revenue	2018	2017
North America	56.8%	58.5%
U.K.	21.9%	22.0%
Other foreign markets	21.3%	19.5%
Total consolidated revenue	100%	100%

	Years Ended December 31,
	2018	2017
Segment revenue	(In thousands)
North America	$53,054	$57,147
U.K.	20,469	21,494
Other foreign markets	19,886	19,089
Total consolidated revenue	$93,409	$97,730

North America

Over the past several years, our North America business has consisted primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $44.6 million and $50.5 million or as a percentage of total segment revenue was 84.1% and 88.4% for the years ended December 31, 2018 and 2017.

The majority pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands, such as The Independent Women, Woman in Wealth, Brick Buy Brick and others to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

The North America segment revenue was $53.1 million and $57.1 million or as a percentage of total revenue was 56.8% and 58.5% for the years ended December 31, 2018 and 2017.

The decrease in revenue of $4.0 million or 7.2% during the year ended December 31, 2018 compared to the same period in 2017, was due to the decrease in fulfillment of $5.0 million, partially offset by the increase in recognition of revenue from expired contracts of $0.9 million.

U.K.

In contrast to our North America segment, our U.K. segment is more diversified among several different brands. Revenue derived from the Rich Dad brands was $5.1 million and $4.3 million or as a percentage of total segment revenue was 25.2% and 20.2% for the years ended December 31, 2018 and 2017.

The majority pertained to real estate-related education, with the balance pertaining to financial markets training.

The U.K. segment revenue was $20.5 million and $21.5 million or as a percentage of total revenue was 21.9% and 22.0% for the years ended December 31, 2018 and 2017.

The decrease in revenue of $1.0 million or 4.8% for the year ended December 31, 2018 compared to the same period in 2017, was due to decreased fulfillment of $0.6 million and a decrease in recognition of revenue from expired contracts of $0.4 million.

Other Foreign Markets

We operate in other foreign markets, including European, Asian and African countries. Our Other Foreign Markets segment is gaining traction and has shown significant growth in revenue. Revenue derived from the Rich Dad brands was $19.3 million and $15.7 million or as a percentage of total segment revenue was 97.2% and 82.1% for the years ended December 31, 2018 and 2017.

The Other Foreign Markets segment revenue was $19.9 million and $19.1 million or as a percentage of total revenue was 21.3% and 19.5% for the years ended December 31, 2018 and 2017.

The increase in revenue of $0.8 million or 4.2% during the year ended December 31, 2018 compared to the same period in 2017, was due to increased recognition of revenue from expired contracts of $2.9 million, partially offset by decreased fulfillment of $2.1 million.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

Revenue was $93.4 million for the year ended December 31, 2018 compared to $97.7 million for the year ended December 31, 2017, a decrease of $4.3 million or 4.4%. The decrease was due to decreased fulfillment of $7.8 million or 9.5% and the increase in recognition of revenue from expired contracts of $3.4 million or 21.0%.

Cash sales were $96.8 million for the year ended December 31, 2018 compared to $99.2 million for the year ended December 31, 2017, a decrease of $2.4 million or 2.4%. The decrease was driven primarily by a $4.0 million decrease in our Other Foreign Markets segment and a $1.2 million decrease in our U.K. segment partially offset by a $2.8 million increase in our North America segment.

Operating Expenses

Total operating costs and expenses were $102.5 million for the year ended December 31, 2018 compared to $95.9 million for the year ended December 31, 2017, an increase of $6.5 million or 6.8%. The increase was due to a $1.8 million increase in direct course expenses, a $1.8 million increase in general and administrative expenses, and a $2.9 million increase in advertising and sales expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $55.8 million for the year ended December 31, 2018 compared to $54.0 million for the year ended December 31, 2017, an increase of $1.8 million or 3.4%, which was primarily related to increases in venue and travel costs and mentor fulfilment costs.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the North America, the United Kingdom, and Other Foreign Markets segments. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $22.7 million for the year ended December 31, 2018 compared to $19.8 million for the year ended December 31, 2017, an increase of $2.9 million or 14.6%. As a percentage of revenue, advertising and sales expenses were 24.3% and 20.2% for the year ended December 31, 2018 and 2017. The increase is primarily related to our efforts to diversify our product offerings through the introduction and the development of our proprietary brands as we incurred significant upfront costs to develop, test, and market these new brands and new product offerings.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $4.7 million for the year ended December 31, 2018 compared to $4.7 million for the year ended December 31, 2017.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $19.3 million for the year ended December 31, 2018 compared to $17.4 million for the year ended December 31, 2017, an increase of $1.9 million, or 10.9%. The increase was primarily driven by increases in professional fees and software costs in connection with our new ERP system which was placed into production in January 2018.

Other income (expense), net

Other expense was $(0.4) million for the year ended December 31, 2018 compared to other income of $4.5 million for the year ended December 31, 2017, an increase in other expense of $(4.8) million. During the year ended December 31, 2017, we recorded $4.3 million in other income related to the net settlement amount we received under the terms of the settlement agreement entered on October 31, 2017, as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition-Critical Accounting Policies and Estimates-Accounting for Litigation and Settlements”.

Income tax expense

We recorded income tax expense of $0.5million and $2.0 million for the year ended December 31, 2018 and 2017, a $1.5 million decrease.

Our effective tax rate was (14.8)% and 31.6% for the year ended December 31, 2018 and 2017. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% and 35.0%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions, the change in our valuation allowance and the remeasurement of our deferred tax balances from the Tax Cuts and Jobs Act that was enacted on December 22, 2017. See Note 8 Income Taxes, for further information.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of December 31, 2018 and December 31, 2017, a valuation allowance of $6.9 million and $4.7 million, has been provided against net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $2.2 million and $0.2 million for the year ended December 31, 2018 and 2017.

In the fourth quarter of 2018, we determined that a $1.9 million valuation allowance against U.S. deferred taxes was required. We assessed the weight of all available positive and negative evidence and determined it was not more likely than not that future earnings will be enough to realize the deferred tax assets in the U.S.

Net income (loss)

Net loss was $10.0 million or $0.43 per basic and diluted common share for the year ended December 31, 2018, compared to net income of $4.3 million or $0.19 per basic common share and $0.18 per diluted common share for the year ended December 31, 2017, a decrease in net income of $14.3 million or $0.62 per basic common share and $0.61 per diluted common share.

Net loss for the year ended December 31, 2018 was negatively impacted by the decrease in revenue of $4.3 million, increased operating cost of $6.5 million, and a decrease in other income of $4.9 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In addition to the estimates presented below, there are other items within our consolidated financial statements that require estimation but are not deemed critical as defined below. We believe these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

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

Revenue Recognition

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services, in accordance with implemented Topic 606 - an update to Topic 605.

We adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Revenue amounts presented in our consolidated financial statements are recognized net of sales tax, value-added taxes, and other taxes.

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We have deferred revenue of $57.4 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2018. The revenue associated with these performance obligations is recognized as the obligation is satisfied. We did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.

The following table disaggregate our segment revenue by revenue source:

	December 31, 2018				December 31, 2017
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)							(In thousands)
Seminars	$32,745	$14,612	$12,444	$59,801	$37,781	$14,678	$8,124	$60,583
Products	11,342	4,215	3,474	19,031	11,953	4,830	5,212	21,995
Coaching and Mentoring	5,372	1,552	3,952	10,876	4,979	1,802	5,751	12,532
Online and Subscription	1,112	43	16	1,171	137	31	1	169
Other	2,483	47	—	2,530	2,297	153	1	2,451
Total revenue	$53,054	$20,469	$19,886	$93,409	$57,147	$21,494	$19,089	$97,730

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

The Tax Cuts and Jobs Act (The Act,) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2018, we recognized income tax expense of $0.16 million related to the remeasurement of our deferred tax balance.

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

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our relatively modest operating cash flows during the past two years combined, it has been necessary for us to manage our cash position to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, favorable terms from our merchant processors, seasonality, and fluctuations in foreign currency exchange rates. Our unrestricted cash position has started to improve with the recent addition of three new merchant processors who hold a significantly lower reserve than our main merchant processor had done for most of fiscal year 2018. As a result, our unrestricted cash in fiscal year 2018 was limited. With the addition of these three new merchant processors our unrestricted cash will significantly improve going forward. We have taken steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2019 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will be sufficient to fund our expected financial obligations and anticipated liquidity requirements for fiscal year 2019.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Years Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	(1,706)	5,064
Net cash used in investing activities	(858)	(181)
Net cash provided by (used in) financing activities	489	(11)
Effect of foreign currency exchange rates	(192)	(827)
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,267)	4,045

Operating Cash Flows and Liquidity

Net cash used in operating activities was $1.7 million in the year ended December 31, 2018 compared to net cash provided by operating activities of $5.1 million in the year ended December 31, 2017, representing a period-over-period decrease of $6.8 million. This decrease was primarily the result of decreased earnings.

Investing Cash Flows

Net cash used in investing activities totaled $0.9 million and $0.2 million in the years ended December 31, 2018 and 2017, representing a period-over-period increase of $0.7 million. The increase was primarily related to the purchase of three properties for our recently established subsidiaries in the U.K. focusing solely on real estate investment and development activities aggregating $0.6 million.

Financing Cash Flows

Our consolidated capital structure as of December 31, 2018 and December 31, 2017 was 100.0% equity.

Net cash provided by financing activities totaled $0.5 million compared to net cash used in financing activities of $11.0 thousand in the years ended December 31, 2018 and 2017. Net cash provided by financing activities during the year ended December 31, 2018, primarily represents the proceeds from the issuance of the Promissory Note, due September 13, 2019.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of December 31, 2018, and 2017, our consolidated current deferred revenue was $57.4 million and $57.2 million, respectively.

Our cash equivalents were, and continue to be, invested in short-term, liquid, money market funds. Restricted cash balances consist primarily of reserves held by our credit card processors as collateral. Restricted cash balances held by credit card processors are unavailable to us unless we terminate our contractual relationship with them and seek the return of these reserves per the terms of the agreements. The timing of which varies, but usually not before 180 days after the termination of the merchant agreement. In 2018, several of our domestic merchant processors significantly increased the percentage of the reserves, resulting in a $2.2 million increase in restricted cash year over year.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Legacy Education Alliance, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Legacy Education Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Legacy Education Alliance, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net working capital deficiency and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

April 15, 2019

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,557	$6,005
Restricted cash	5,080	2,899
Deferred course expenses	8,547	9,417
Prepaid expenses and other current assets	3,132	6,408
Inventory	89	330
Total current assets	18,405	25,059
Property and equipment, net	1,880	1,187
Deferred tax asset, net	97	441
Other assets	178	333
Total assets	$20,560	$27,020
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,962	$2,860
Royalties payable	210	188
Accrued course expenses	1,483	1,829
Accrued salaries, wages and benefits	748	1,506
Other accrued expenses	2,614	2,430
Long-term debt, current portion	512	11
Deferred revenue, current portion	57,353	57,151
Total current liabilities	67,882	65,975
Long-term debt, net of current portion	8	20
Deferred revenue, net of current portion	—	602
Other liabilities	1,331	1,188
Total liabilities	69,221	67,785
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,120,852 and 23,007,519 shares issued and outstanding at December 31, 2018 and 2017, respectively	2	2
Additional paid-in capital	11,470	11,299
Cumulative foreign currency translation adjustment	1,444	(445)
Accumulated deficit	(61,577)	(51,621)
Total stockholders’ deficit	(48,661)	(40,765)
Total liabilities and stockholders’ deficit	$20,560	$27,020

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended December 31,
	2018	2017
Revenue	$93,409	$97,730
Operating costs and expenses:
Direct course expenses	55,800	53,972
Advertising and sales expenses	22,740	19,790
Royalty expenses	4,698	4,746
General and administrative expenses	19,250	17,408
Total operating costs and expenses	102,488	95,916
Income (loss) from operations	(9,079)	1,814
Other income (expense):
Interest expense	(40)	(9)
Other income (expense), net	(368)	4,480
Total other income (expense), net	(408)	4,471
Income (loss) before income taxes	(9,487)	6,285
Income tax expense	(469)	(1,989)
Net income (loss)	$(9,956)	$4,296

Basic earnings (loss) per common share	$(0.43)	$0.19
Diluted earnings (loss) per common share	$(0.43)	$0.18

Basic weighted average common shares outstanding	23,014	21,510
Diluted weighted average common shares outstanding	23,014	22,857

Comprehensive income (loss):
Net income (loss)	$(9,956)	$4,296
Foreign currency translation adjustments, net of tax of $0	1,889	(3,113)
Total comprehensive income	$(8,067)	$1,183

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2016	22,631	2	11,073	2,668	(55,917)	(42,174)
Issuance of common stock for services	400	—	—	—	—	—
Share-based compensation expense	—	—	226	—	—	226
Cancellation of common stock	(23)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(3,113)	—	(3,113)
Net Income	—	—	—	—	4,296	4,296
Balance at December 31, 2017	23,008	$2	$11,299	$(445)	$(51,621)	$(40,765)
Share-based compensation expense	—	—	171	—	—	171
Issuance of common stock	120	—	—	—	—	—
Cancellation of common stock	(7)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,889	—	1,889
Net Loss	—	—	—	—	(9,956)	(9,956)
Balance at December 31, 2018	23,121	$2	$11,470	$1,444	$(61,577)	$(48,661)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,956)	$4,296
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	146	125
Gain on change in fair value of derivatives	(24)	(85)
Share-based compensation	170	226
Deferred income taxes	487	1,667
Changes in operating assets and liabilities:
Deferred course expenses	703	(49)
Prepaid expenses and other receivable	3,084	(2,813)
Inventory	236	34
Other assets	26	(42)
Accounts payable-trade	2,248	(675)
Royalties payable	23	12
Accrued course expenses	(290)	699
Accrued salaries, wages and benefits	(751)	657
Other accrued expenses	611	516
Deferred revenue	1,581	496
Net cash provided by (used in) operating activities	(1,706)	5,064
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(858)	(181)
Net cash used in investing activities	(858)	(181)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(11)	(11)
Proceeds from issuance debt	500	—
Net cash provided by (used in) financing activities	489	(11)
Effect of exchange rate differences on cash	(192)	(908)
Net increase (decrease) in cash and cash equivalents	(2,267)	4,045
Cash and cash equivalents and restricted cash, beginning of period	$8,904	$4,859
Cash and cash equivalents and restricted cash, end of period	$6,637	$8,904

Supplemental disclosures:
Cash paid during the period for interest	$40	$10
Cash paid during the period for income taxes, net of refunds received	$(924)	$1,240

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

We historically managed our business in four segments based on geographic location. These segments included our historical core markets of the United States, Canada, and the United Kingdom, with the fourth segment including all Other Foreign Markets. During the three months ended December 31, 2017, the Company’s management decided to combine the previously reported United States and Canada segments into the North America segment effective for the 2017 year-end reporting, and since such date, our operations have been managed through three operating segments: (i) The North America, (ii) the United Kingdom, and (iii) Other Foreign Markets.

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

Note 2—Significant Accounting Policies

Going Concern. The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the year ended December 31, 2018, we incurred a net loss, generated negative cash flow from operations, had a accumulated deficit and a working capital deficit. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations globally as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash and cash equivalents. We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2018 and 2017, we did not have a CDAR balance.

Restricted cash. Restricted cash balances consist primarily of funds on deposit with credit card and other payment processors. These balances do not have the benefit of federal deposit insurance and are subject to the financial risk of the parties holding these funds. Restricted cash balances held by credit card processors are unavailable to us unless, and for a period of time after, we discontinue the use of their services. Because a portion of these funds can be accessed and converted to unrestricted cash in less than one year in certain circumstances, that portion is considered a current asset. Restricted cash is included with cash and cash equivalents in our consolidated statements of cash flows.

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, notes receivable, accounts payable, deferred course expenses, accrued expenses, deferred revenue, and debt. U.S. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Our only financial liabilities measured and recorded at fair value on our consolidated balance sheets on a recurring basis are derivative financial instruments. Management believes the carrying value of the other financial instruments recognized on the consolidated balance sheets (including receivables, payables and accrued liabilities) approximate their fair value.

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

In accordance with U.S. GAAP, we evaluate the carrying amount of our long-lived assets such as property and equipment, and finite-lived intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by the comparison of its carrying amount with the future net cash flows the asset is expected to generate. We look primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Revenue recognition.

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services, in accordance with implemented Topic 606 - an update to Topic 605.

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We have deferred revenue of $57.4 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2018. The revenue associated with these performance obligations is recognized as the obligation is satisfied. We did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.

The following tables disaggregate our segment revenue by revenue source:

	December 31, 2018				December 31, 2017
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)							(In thousands)
Seminars	$32,745	$14,612	$12,444	$59,801	$37,781	$14,678	$8,123	$60,583
Products	11,342	4,215	3,474	19,031	11,953	4,830	5,212	21,995
Coaching and Mentoring	5,372	1,552	3,952	10,876	4,979	1,802	5,751	12,532
Online and Subscription	1,112	43	16	1,171	137	31	1	169
Other	2,483	47	—	2,530	2,297	153	1	2,451
Total revenue	$53,054	$20,469	$19,886	$93,409	$57,147	$21,494	$19,089	$97,730

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

The Tax Cuts and Jobs Act (The Act,) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2018, we recognized income tax expense of $0.16 million related to the remeasurement of our deferred tax balance.

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

New Accounting Standards to be Adopted in Future Periods

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606. We adopted this accounting update effective January 1, 2019.

In February 2016, the FASB issued ASU No 2016-02 “Leases.” The standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The standard also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. This standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We adopted this standard effective January 1, 2019.

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

Note 3—Concentration Risk

Cash and Cash Equivalents

We maintain deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of December 31, 2018 and 2017, including foreign subsidiaries, without FDIC coverage was $1.1 million and $5.3 million.

Revenue

A significant portion of our revenue is derived from the Rich Dad brands. For the years ended December 31, 2018 and 2017, Rich Dad brands provided 74.0% and 72.1% of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (See Note 14— Segment Information).

Note 4—Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2018	2017
Land	$782	$782
Buildings	1,549	785
Software	2,606	2,606
Equipment	2,010	2,082
Furniture and fixtures	307	335
Building and leasehold improvements	1,243	1,229
Property and equipment	8,497	7,819
Less: accumulated depreciation	(6,617)	(6,632)
Property and equipment, net	$1,880	$1,187

Depreciation expense on property and equipment in each of the years ended December 31, 2018 and 2017 was approximately $0.1 million.

Note 5— Short-Term and Long-Term Debt

	As of December 31,	As of December 31,
	2018	2017
Promissory note	$500	$-
Current portion of long-term debt	12	11
Total short-term borrowings and current portion of long-term debt	$512	$11

Long-term debt consists of the following (in thousands):

	As of December 31,	As of December 31,
	2018	2017
Installment notes payable for equipment financing	$20	$31
Less: current portion	(12)	(11)
Total long-term debt, net of current portion	$8	$20

The following is a summary of scheduled debt maturities by year (in thousands):

2019	$512
2020	8
Total long-term debt	$520

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500 thousand from USA Growth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which is due on March 13, 2019, was issued in an aggregate principal amount of $500 thousand and bears interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL. 33904. On March 8th, 2019, we executed an extension of the maturity date to September 13, 2019.

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

During the year ended December 31, 2018, pursuant to the 2015 Incentive Plan, we awarded 120,000 shares of restricted stock to members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.22 for a total grant date fair value of $0.03 million.

During the year ended December 31, 2017, pursuant to the 2015 Incentive Plan we awarded 280,002 shares of restricted stock to our employees, which are subject to a three-year cliff vesting and 120,000 shares of restricted stock to members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.33 for a total grant date fair value of $0.1 million.

The following table reflects the activity of the restricted shares:

Restricted Stock Activity (in thousands)	Number of shares	Weighted average grant date value
Unvested at December 31, 2016	1,647	$0.30
Granted	400	0.33
Forfeited	(23)	0.40
Vested	(600)	0.34
Unvested at December 31, 2017	1,424	$0.21
Granted	120	0.22
Forfeited	(7)	0.40
Vested	(668)	0.40
Unvested at December 31, 2018	869	$0.04

Compensation Expense and Related Valuation Techniques

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Unrecognized compensation expense associated with unvested share-based awards, consisting entirely of unvested restricted stock, was approximately $106,489 and $347,000 at December 31, 2018 and 2017, respectively. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Our stock-based compensation expense was approximately $0.2 million in each of the years ended December 31, 2018 and 2017 and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no related income tax effects in either year.

Note 7—Employee Benefit Plan

  We have a 401(k) employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. The Company provided for a matching contribution of $0.2 million in fiscal year 2018 and did not match, and therefore incurred no expense, during 2017.

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

We have retained full valuation allowances of $6.9 million and 4.7 million against the deferred tax assets of our United States (as of December 31, 2018) Australian, Canadian, U.K. (only Legacy Education Alliance International Limited), Hong Kong, and South Africa subsidiaries as of December 31, 2018 and December 31, 2017, respectively. The most significant negative factor that was considered in determining whether a valuation allowance was required is a cumulative recent history of losses in all jurisdictions for the entities mentioned above.

In the fourth quarter of 2018, we determined that a $1.9 million valuation allowance against U.S.deferred taxes was required. The company assessed the weight of all available positive and negative evidence and determined it was not more likely than not that future earnings will be sufficient to realize the deferred tax assets in the U.S.

As of December 31, 2018 and 2017, we had approximately $8.4 million and $0.0 million of federal net operating loss carryforwards, approximately $25.0 million and $22.8 million of foreign net operating loss carryforwards, and approximately $14.3 million and $6.0 million of state net operating loss carryforwards, respectively. The foreign loss carryforwards begin to expire in 2027 and the state net operating loss carryforwards begin to expire in 2024.

Our sources of income (loss) and income tax provision (benefit) are as follows (in thousands):

	Years ended
	December 31,
	2018	2017
Income (loss) before income taxes:
U.S.	$(5,369)	$4,733
Non-U.S.	(4,118)	1,552
Total income (loss) before income taxes	$(9,487)	$6,285
Provision (benefit) for taxes:
Current:
Federal	$(56)	$221
State	38	101
Non-U.S.	—	—
Total current	(18)	322
Deferred:
Federal	584	1,521
State	—	—
Non-U.S.	(97)	146
Total deferred expense (benefit)	487	1,667
Total income tax expense (benefit)	$469	$1,989
Effective income tax rate	(14.8)%	31.6%

During the years ended December 31, 2018 and 2017, we increased the valuation allowance by $2.2 million and $0.2 million, respectively.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Years ended
	December 31,
	2018	2017
Computed expected federal tax expense	$(1,992)	$2,200
Increase (Decrease) in valuation allowance	2,215	165
State income net of federal benefit	39	65
Non-U.S. income taxed at different rates	16	(400)
Uncertain tax positions expense	(16)	21
Foreign exchange adjustment	361	(266)
Foreign tax rate adjustment	1	72
Impact of change in enacted rates	1	108
Other	(156)	24
Income tax expense (benefit)	$469	$1,989

We recorded an income tax expense of $.5 million and $2.0 million for the year ended December 31, 2018 and 2017, respectively.

Our effective tax rate was (14.8)% and 31.6% for the year ended December 31, 2018 and 2017. Our effective tax rate differed from the U.S. statutory corporate tax rate of 21% and 35%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions, the change in our valuation allowance and the remeasurement of our deferred tax balances from the Tax Cuts and Job Act that was enacted on December 22, 2017.

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$7,543	$4,856
Accrued compensation, bonuses, severance	19	245
Interest Expense	9	—
Intangible amortization		12
Impaired assets	240	240
Accrued expenses		7
Deferred revenue		522
Depreciation	30	58
Charitable Contribution Carryover	2	2
Restricted Stock Awards		46
Tax credits	118	118
Valuation allowance	(6,870)	(4,655)
Total deferred tax assets	$1,091	$1,451
Deferred tax liabilities:
Deferred course expenses	$(994)	$(1,010)
Total deferred tax liabilities	(994)	(1,010)
Net deferred tax asset	$97	$441

Deferred tax expense related to the foreign currency translation adjustment for the years ended December 31, 2018 and 2017 was $0.4 million and $(0.3) million, respectively, and was fully offset by a corresponding decrease at December 31, 2018 and an increase at December 31, 2017 in the valuation allowance with the exception of $0.02 million and $(0.2) million for Elite Legacy Education UK Limited for the years ended December 31, 2018 and 2017, respectively, whose valuation allowance was released effective December 31, 2016. These amounts (except for Elite Legacy Education UK Limited), which net to zero, are reported in other comprehensive income. The deferred tax assets presented above for net operating losses and credits have been reduced by liabilities for unrecognized tax benefits.

The Company does not expect to repatriate earnings from its foreign subsidiaries because the cumulative earnings and profits of the foreign subsidiaries as of December 31, 2018 and 2017 are negative. Accordingly, no U.S. federal or state income taxes have been provided thereon.

The liability pertaining to uncertain tax positions was $1.6 million at December 31, 2018 and 2017. In accordance with GAAP, we recorded expense that increased the total liability pertaining to uncertain tax positions which was more than offset by a decrease in the total liability attributable to foreign currency fluctuations and tax rate adjustments. A significant portion of the liability pertaining to uncertain tax positions is recorded as a reduction of the value of net operating loss carryovers.

We include interest and penalties in the liability for uncertain tax positions. Accrued interest and penalties on uncertain tax positions were approximately $0.04 million at December 31, 2018 and 2017, and is included in other liabilities in the accompanying Consolidated Balance Sheets. If applicable, we recognize interest and penalties related to uncertain tax positions as tax expense.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	As of December 31,
	2018	2017
Unrecognized tax benefits - January 1	$1,657	$1,636
Gross increases - tax positions in prior period	2	21
Gross decreases - tax positions in prior period	(19)	—
Unrecognized tax benefits - December 31	$1,640	$1,657

The total liability for unrecognized tax benefits at December 31, 2018 and 2017, is netted against deferred tax assets related to net operating loss carryforwards in the Consolidated Balance Sheets. The total liability for unrecognized tax benefits at December 31, 2018 and 2017, are as follows:

	As of December 31,
	2018	2017
Reduction of net operating loss carryforwards	$309	$437
Reduction of tax credit carryforwards	—	—
Total reductions of deferred tax assets	309	437
Noncurrent tax liability (reflected in Other long-term liabilities)	1,331	1,220
Total liability for unrecognized tax benefits	$1,640	$1,657

We do not expect any significant changes to unrecognized tax benefits in the next year.

The Company estimates $0.09 million and $1.2 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate at December 31, 2018 and 2017, respectively. At December 31, 2018 a substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

The Internal Revenue Service completed its examination of the corporation’s federal income tax returns for the years 2013-2015 resulting in no changes.

The Canadian Revenue Agency completed its examination of the corporation’s 2014-2016 goods and services tax (GST) and harmonized sales tax (HST) returns. All issues have been settled.

Our federal income tax returns have been examined and reported upon by the Internal Revenue Service through December 31, 2015, and the years subsequent to 2015 are subject to examination. Our state tax returns for years ranging from 2010 and 2011 are still open and subject to examination.  In addition, our Canadian tax returns and United Kingdom tax returns for all years after 2011 are subject to examination.

The Tax Cuts and Jobs Act (The Act,) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2018, we recognized income tax expense of $0.163 million related to the remeasurement of our deferred tax balance.

Note 9—Certain Relationships and Related Transactions

Licensing Agreements with the Rich Dad Parties

Our primary business relies on our license of the Rich Dad brand and related marks and intellectual property. The following transactions summarize our license to use the Rich Dad trademarks, trade names and other business information worldwide (the “Rich Dad Intellectual Property Rights”):

Effective September 1, 2013, we entered into licensing and related agreements with Rich Dad Operating Company, LLC (“RDOC”) (collectively, the “2013 License Agreement”) that replaced the 2010 License Agreement. Compared to the 2010 License Agreement, the 2013 License Agreement broadened the field of use to include real estate investing, business strategies, stock market investment techniques, stock/paper assets, cash management, asset protection, entrepreneurship and other financially-oriented subjects. The 2013 License Agreement also (i) reduced the royalty rate payable to RDOC compared to the 2010 Rich Dad License Agreement; (ii) broadened the Company’s exclusivity rights to include education seminars delivered in any medium; (iii) eliminated the cash collateral requirements and related financial covenants contained in the 2010 License Agreement; (iv) continues our right to pay royalties via a promissory note that is convertible to preferred shares upon the occurrence of a Change in Control (as defined in the 2013 License Agreement); (v) eliminated approximately $1.6 million in debt from our consolidated balance sheet as a result of debt forgiveness provided for in the agreement terminating the 2010 License Agreement; and (vi) converted another approximately $4.6 million in debt to 1,549,882 shares of our Common Stock. Either party may terminate the 2013 License Agreement upon certain circumstances, including and uncured breach by the non-terminating party.

On April 22, 2014, we entered into an agreement with RDOC (the “2014 Amendment”) to, among other things, amend the 2013 License Agreement to halve the royalty payable by us to RDOC to 2.5% for the whole of 2014, (ii) cancel approximately $1.3 million in debt owed by us to RDOC, (iii) reimburse us for certain legal expenses, and (iv) cancel RDOC’s right to appoint one member of our Board of Directors.

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

License Agreement with Martin Roberts

In 2009, we entered into a Talent Endorsement Agreement with Martin Roberts that grants us the exclusive right to use Martin Roberts’, name, image, and likeness, as well as the rights to use the name of Mr. Roberts’s published book entitled “Making Money From Property,” in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. We entered into a subsequent Talent Endorsement Agreement with an effective date of April 20th, (the “Supplemental Agreement”) that grants us the non-exclusive right to use Martin Roberts’ name, image and likeness, as well as the rights to use the name of Mr. Roberts’ published book entitled “Making Money From Property”, in connection with the advertisement, promotion, and sale of educational training, products and materials related to real estate, securities and options trading and investment, as well as, general wealth building and investing strategies, principles and motivation. The term of the license granted under the Supplemental Agreement is for an initial six months period expiring on October 20, 2017 and will continue thereafter unless (i) terminated by one party upon the event of certain specified defaults of the party, or (ii) by either party without cause upon thirty (30) days prior written notice to the other party. Under the Supplemental Agreement with Mr. Roberts, we pay Mr. Roberts a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products that are collected within thirty (30) days after a Company-sponsored Martin Roberts-branded event, after deductions for value added taxes, banking charges, returns, refunds, and third party commissions. For sales to clients introduced to us directly by Mr. Roberts and his associated websites as well as other marketing and promotional activities Mr. Roberts or his associated companies may wish to undertake from time to time that are not part of a Company sponsored event and which result in the sale of ours basic training her marketing and promotional activities, Mr. Roberts is entitled to 50% of gross revenue from such sales of directly introduced clients.

Note 10—Capital Stock

Share Capital

Our authorized share capital consists of 200,000,000 shares of Common Stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

As of December 31, 2018, 23,120,852 shares of our Common Stock were outstanding. The outstanding shares of our Common Stock are validly issued, fully paid and non-assessable.

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

On February 15, 2017, we adopted a limited duration Shareholder Rights Plan (the “Plan”). Under the Plan, one preferred stock purchase right will be distributed for each share of common stock held by stockholders of record on March 2, 2017. The rights will trade with the common stock and will not be separable or exercisable until such time as the Plan is triggered. The Plan was scheduled to expire on February 15, 2019, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.

On November 12, 2018, the Board of Directors of Legacy Education Alliance, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Rights Agreement dated as of February 16, 2017 by and between the Company and VStock Transfer LLC, as Rights Agent (the “Rights Agreement”), to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2021, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

The extension of the Final Expiration Date under the Rights Agreement was entered into to ensure that the Board of Directors would continue to have sufficient time to consider any proposal from a third party that might result in a change in control of the Company, to ensure that all stockholders receive fair and equal treatment in the event of any such a proposal, and to encourage any potential acquirer to negotiate with the Board of Directors. In addition, extending the Rights Agreement will guard against partial tender offers, open market accumulations and other coercive tactics aimed at gaining control of the Company without paying all stockholders a full control premium for their shares. The Rights Agreement was not amended in response to any specific takeover offer.

Preferred Stock

As of December 31, 2018, no shares of our preferred stock were outstanding.

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

Our weighted average unvested restricted stock awards outstanding were 843,095 and 1,347,229 for the years ended December 31, 2018 and 2017. Weighted average unvested restricted stock awards outstanding as of December 31, 2018 were not included in the computation of our diluted EPS, as inclusion would have been anti-dilutive, however for the year ended December 31, 2017, they were included as they would have been dilutive.

The calculations of basic and diluted EPS are as follows:

	Years Ended December 31, 2018			Years Ended December 31, 2017
		Weighted			Weighted
		Average	Loss		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Loss	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(9,956)	23,014		$4,296	22,857
Amounts allocated to unvested restricted shares	—	—		(253)	(1,347)
Amounts available to common stockholders	$(9,956)	23,014	$(0.43)	$4,043	21,510	$0.19
Diluted:
Amounts allocated to unvested restricted shares	—	—		253	—
Non participating share units					1,347
Amounts reallocated to unvested restricted shares	—	—		(269)	—
Amounts available to stockholders and assumed conversions	$(9,956)	23,014	$(0.43)	$4,027	22,857	$0.18

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

The following table presents the derivative financial instruments, our only financial liabilities measured and recorded at fair value on our consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2018 and 2017:

			Fair Value Measurements at Reporting Date Using
		Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018	Warrant derivative liabilities	$-	$-	$-	$-
As of December 31, 2017	Warrant derivative liabilities	$24,233	$-	$-	$24,233

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

Key assumptions used to determine the fair value of the warrants follows:

	At Issuance	December 31, 2018	December 31, 2017
Market value of stock on measurement date	$0.55	$0.38	$0.48
Risk-free interest rate	1.12%	1.93%	1.53%
Dividend yield	0%	0%	0%
Volatility factor	55%	62.5%	63.5%
Term	3 years	0 months	0.5 year

As of December 31, 2018 and December 31, 2017, the fair value of the total warrants' derivative liability is $0 and $24,233 and are recorded in other accrued expenses in the Consolidated Balance Sheets. We recognized a gain on the change of fair value of the derivative liability of $24,233 and of $84,576 for the years ended December 31, 2018 and 2017, which is recorded in other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the derivative liability included in our consolidated balance sheets:

Balance at December 31, 2017	$24,233
Gain on change of fair value	(24,233)
Balance at December 31, 2018	$—

The following table summarizes information about warrants outstanding as of December 31, 2018:

Total # of warrants issued and outstanding	—
Weighted-average exercise price	$—
Remaining life (in years)	—

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

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2018	2017
North America	56.8%	58.5%
U.K.	21.9%	22.0%
Other foreign markets	21.3%	19.5%
Total consolidated revenue	100%	100%

Operating results for the segments are as follows:

	Years Ended December 31,
	2018	2017
Segment revenue	(In thousands)
North America	$53,054	$57,147
U.K.	20,469	21,494
Other foreign markets	19,886	19,089
Total consolidated revenue	$93,409	$97,730

	Years Ended December 31,
	2018	2017
Segment gross profit contribution *	(In thousands)
North America	$6,157	$11,606
U.K.	3,166	5,890
Other foreign markets	848	1,726
Total consolidated gross profit	$10,171	$19,222

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Years Ended December 31,
	2018	2017
Depreciation and amortization expenses	(In thousands)
North America	$103	$105
U.K.	37	19
Other foreign markets	6	1
Total consolidated depreciation and amortization expenses	$146	$125

	December 31,	December 31,
	2018	2017
Segment identifiable assets	(In thousands)
North America	$11,566	$15,364
U.K.	4,956	9,090
Other foreign markets	4,038	2,566
Total consolidated identifiable assets	$20,560	$27,020

Our long-lived assets in the U.S. were approximately $1.1 million and $1.2 million for the year ended December 31, 2018 and 2017, and our international long-lived assets were approximately $0.8 million and $0.1 million for the same periods.

Note 15—Commitments and Contingencies

Licensing agreements.

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

Under the terms of the Second Amendment, the Company has been granted a worldwide license to use certain intellectual property of RDOC to develop, market, sell, and conduct Rich Dad Education branded educational products and services in real estate investing, business strategies, stock market investment techniques, stock/paper assets, cash management, asset protection, and other financially oriented subjects in any form of communication or media, in exchange for which the Company agreed to pay a monthly royalty to RDOC.

Under the terms of the Mutual Release, the Company and two of its officers, Anthony Humpage and James E. May, on the one hand, and RDOC and two of its officers, Mike Sullivan and Shane Caniglia, as well as Robert Kiyosaki and Kim Kiyosaki, on the other, exchanged mutual releases of claims that any of them had or might have had with respect to matters in existence prior to the execution of the Mutual Release.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017 were $4.7 million and $4.7 million.

Operating leases. We lease office space for administrative and training requirements. These leases expire have varying expiration dates and some of them have renewal options and purchase options. In addition, certain office space leases provide for rent adjustment increases. The accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) reflect rent expense on a straight-line basis over the term of the lease.

Rent expense for the years ended December 31, 2018 and 2017 was approximately $0.9 million and $1.1 million. Except for a condominium lease with our Chief Executive Officer, there are no other related party leases.

At December 31, 2018, future remaining minimum lease commitments for all non-cancelable operating leases are as follows (in thousands):

2019	$475
Total minimum lease payments	$475

Purchase commitments. From time to time, the Company enters into non-cancelable commitments to purchase professional services, Information Technology licenses and support, and training courses in future periods. There were no purchase commitments made by the Company at December 31, 2018 and 2017, respectively.

Custodial and Counterparty Risk. The Company is subject to custodial and other potential forms of counterparty risk in respect of a variety of contractual and operational matters.  In the course of ongoing company-wide risk assessment, management monitors the Company arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at December 31, 2018 and 2017 were $5.0 million and $2.8 million. These balances are included on the Consolidated Balance Sheets in restricted cash in 2018 and 2017.

While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2018 and 2017, we did not have a CDAR balance.

Litigation. Elite Legacy Education, Inc. v. Netsuite, Inc., Oracle Corporation and Oracle America, Inc. On August 17, 2018, we submitted a demand for arbitration against Respondents NetSuite, Inc., Oracle Corporation, and Oracle America, Inc. (collectively, “Oracle/NetSuite”) to JAMS in San Francisco, California for declaratory relief, breach of contract, breach of the covenant of good faith and fair dealing, conversion, and unjust enrichment to address the deficient performance and subsequent unwarranted and malicious threats to suspend performance altogether from Respondents Oracle/NetSuite arising out of the Company new ERP/CRM system. Respondents have submitted counter claims for breach of contract and declaratory relief. This matter is currently scheduled for hearing on the merits on May 8-10, 2019.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated August 14, 2018, the Company and its then General Counsel and now Interim Chief Executive Officer were named as defendants to a civil conspiracy count. The suit primarily relates to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit contains includes claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 18, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint in Twentieth Judicial Circuit In and For Lee County, Florida against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holding, Inc. (“Holdings), and certain shareholders of the Company. The suit includes claims for Breach of Contract Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. The Company believes the claims of the plaintiff are without merit and intends to defend this matter vigorously.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer. As of December 31, 2018, based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of December 31, 2018, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

●	Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes. The weaknesses in our internal control system that were identified by our management generally relate to the implementation of our new ERP system, which went into production on January 1, 2018.

If we fail to effectively remediate any of these material weaknesses or other material weaknesses or deficiencies in our control environment that may be identified in the future, we may be unable to accurately report our financial results or report them within the time frames required by law or exchange regulations, to the extent applicable, which would have a negative impact on us and our share price.

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

(c)	Changes in Internal Control over Financial Reporting

There have been changes in our internal controls over financial reporting during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2019 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2019 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2019 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2019 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2019 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
2.1	Agreement and Plan of Merger, dated as of November 10, 2014, by and among Priced In Corp., Priced in Corp. Subsidiary, Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.1	Second Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.2	Certificate of Designation of Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
3.3	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.4	Amendment to Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
3.5	Amendment to Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018.
4.1	Rights Agreement dated as of February 16, 2017, between Legacy Education Alliance, Inc. and VStock Transfer, LLC, which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
4.2	Amendment to Rights Agreement dated as of November 12, 2018, between Legacy Education Alliance, Inc. and VStock Transfer, LLC	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on November 16, 2018.
10.1	Bill of Sale, Assignment and Assumption Agreement dated as of September 10, 2014, by and between Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.2	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.3	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and Anthony C. Humpage.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 6, 2017.
10.4	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and Christian Baeza.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on September 6, 2017.
10.5	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and James E. May.	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 6, 2017.
10.6	Employment Agreement, dated October 18, 2017, by and between Legacy Education Alliance, Inc., and Iain Edwards.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 20, 2017.
10.7	Royalty Payment Agreement dated March 15, 2013 (1)	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.8	License Agreement with Rich Dad Operating Company, LLC, dated September 1, 2013 (1)	Incorporated by reference to Exhibit 10.6 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.9	Settlement and Amendment to the 2013 License Agreement, dated April 22, 2014 (1)	Incorporated by reference to Exhibit 10.7 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.10	Second Amendment to Rich Dad Operating Company, LLC License Agreement, dated January 25, 2018.(1)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 29, 2018.
10.11	Mutual Waiver and Release of Claims, dated January 25, 2018.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on January 29, 2018.

Exhibit No.	Title	Method of filing
10.12	Talent Endorsement Agreement with Robbie Fowler, dated January 1, 2015	Incorporated by reference to Exhibit 10.9 in the Company’s Form 10 filed with the SEC on May 12, 2017.
10.13	Talent Endorsement Agreement with Martin Roberts, dated April 20, 2017.	Incorporated by reference to Exhibit 10.10 in the Company’s Form 10 filed with the SEC on May 12, 2017.
10.14	2015 Incentive Plan	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Stockholders filed with the SEC on June 16, 2015.
10.15	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2015.
10.16	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 17, 2015.
10.17 +	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (2015 Incentive Plan)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 22, 2015.
	Settlement Agreement and Release dated October, 31, 2017 among Elite Legacy Education, Inc.; Rich Dad Education, LLC; and Tigrent Enterprises, Inc. and the other parties thereto.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 1, 2017.
14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 in the Company’s Form 10-K filed with the SEC on March 28, 2016.
21.1	List of Subsidiaries	Filed herewith.
31.1	Section 302 Certification by the Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification by the Executive Vice President and Chief Financial Officer	Filed herewith.
32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+	Executive management contract or compensatory plan or arrangement.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

	By:	/s/ JAMES E. MAY
Dated: April 15, 2019		James E. May Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES E. MAY	Interim Chief Executive Officer and Director	April 15, 2019
James E. May

/s/ CHRISTIAN A. J. BAEZA	Senior Vice President and Chief Financial Officer	April 15, 2019
Christian A. J. Baeza

/s/ ANTHONY C. HUMPAGE	Chairman of the Board of Directors	April 15, 2019

/s/ JAMES K. BASS	Director	April 15, 2019
James K. Bass

/s/ CARY SUCOFF	Director	April 15, 2019
Cary Sucoff

/s/ PETER W. HARPER	Director	April 15, 2019
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