Form 10-Q
period 2019-03-31
Legacy Education Alliance, Inc.
filed 2019-05-15
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large Accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒	Smaller reporting company:	☒
Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of May 13, 2019: 23,107,852.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2019

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; and the estimates and matters described under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate. In addition, to the extent any inconsistency or conflict exists between the information included in this report and the information included in our prior reports and other filings with the SEC, the information contained in this report updates and supersedes such information.

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

This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive loss, and cash flows of Legacy and its subsidiaries.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,979	$1,557
Restricted cash	6,761	5,080
Deferred course expenses	8,972	8,547
Prepaid expenses and other current assets	3,514	3,132
Inventory	83	89
Total current assets	23,309	18,405
Property and equipment, net	1,734	1,880
Right-of-use assets	1,399	—
Deferred tax asset, net	182	97
Other assets	252	178
Total assets	$26,876	$20,560
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,300	$4,962
Royalties payable	395	210
Accrued course expenses	2,474	1,483
Accrued salaries, wages and benefits	516	748
Operating lease liability	802	—
Other accrued expenses	3,697	2,614
Long-term debt, current portion	891	512
Deferred revenue, current portion	60,003	57,353
Total current liabilities	74,078	67,882
Long-term debt, net of current portion	—	8
Operating lease liability, net of current portion	597	—
Other liabilities	1,331	1,331
Total liabilities	76,006	69,221
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 23,107,852 and 23,120,852 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	11,498	11,470
Cumulative foreign currency translation adjustment	1,052	1,444
Accumulated deficit	(61,682)	(61,577)
Total stockholders’ deficit	(49,130)	(48,661)
Total liabilities and stockholders’ deficit	$26,876	$20,560

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$24,576	$25,755
Operating costs and expenses:
Direct course expenses	13,081	14,614
Advertising and sales expenses	5,438	5,572
Royalty expenses	1,360	1,156
General and administrative expenses	4,695	4,848
Total operating costs and expenses	24,574	26,190
Income/(loss) from operations	2	(435)
Other income (expense):
Interest expense	(41)	(4)
Other income (expense), net	(126)	(21)
Total other income (expense), net	(167)	(25)
Loss before income taxes	(165)	(460)
Income tax (expense) benefit	60	(397)
Net loss	$(105)	$(857)

Basic loss per common share	$(0.00)	$(0.04)
Diluted loss per common share	$(0.00)	$(0.04)

Basic weighted average common shares outstanding	23,117	23,008
Diluted weighted average common shares outstanding	23,117	23,008

Comprehensive loss:
Net loss	$(105)	$(857)
Foreign currency translation adjustments, net of tax of $0	(392)	(421)
Total comprehensive loss	$(497)	$(1,278)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2017	23,008	$2	$11,299	$(445)	$(51,621)	$(40,765)
Share-based compensation expense	—	—	57	—	—	57
Foreign currency translation adjustment, net of tax of $0	—	—	—	(421)	—	(421)
Net Loss	—	—	—	—	(857)	(857)
Balance at March 31, 2018	23,008	$2	$11,356	$(866)	$(52,478)	$(41,986)

			Additional	Cumulative foreign currency		Total
	Common stock		paid-in	translation	Accumulated	stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2018	23,121	$2	$11,470	$1,444	$(61,577)	$(48,661)
Share-based compensation expense	—	—	28	—	—	28
Cancellation of common stock	(13)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(392)	—	(392)
Net Loss	—	—	—	—	(105)	(105)
Balance at March 31, 2019	23,108	$2	$11,498	$1,052	$(61,682)	$(49,130)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(105)	$(857)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42	29
Gain on the sale of fixed assets	(10)
Gain on change in fair value of derivatives	—	(22)
Share-based compensation	28	57
Deferred income taxes	(83)	(69)
Changes in operating assets and liabilities:
Deferred course expenses	(364)	(121)
Prepaid expenses and other receivable	(375)	148
Inventory	7	(15)
Other assets	(84)	(3)
Accounts payable-trade	273	1,074
Royalties payable	184	167
Accrued course expenses	984	273
Accrued salaries, wages and benefits	(236)	468
Other accrued expenses	1,051	1,253
Deferred revenue	2,226	(937)
Net cash provided by operating activities	3,538	1,445
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	136	(29)
Net cash provided by (used in) investing activities	136	(29)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(8)	(3)
Proceeds from issuance of debt	395	—
Net cash provided by (used in) financing activities	387	(3)
Effect of exchange rate differences on cash	42	(28)
Net increase in cash and cash equivalents and restricted cash	4,103	1,385
Cash and cash equivalents and restricted cash, beginning of period	$6,637	$8,904
Cash and cash equivalents and restricted cash, end of period	$10,740	$10,289

Supplemental disclosures:
Cash paid during the period for interest	$42	$4
Cash paid during the period for income taxes, net of refunds received	$12	$40

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

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the fee. We recognize revenue immediately when we sell our (i) proprietary products delivered at time of sale and (ii) third party products sales. Our symposiums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

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

The accompanying unaudited Condensed Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

Reclassification.

We have reclassified certain amounts in our prior-period financial statements to conform to the current period’s presentation.

Significant Accounting Policies.

Our significant accounting policies have been disclosed in Note 2 - Significant Accounting Policies in our most recent Annual Report on Form 10-K. There have been no changes to our accounting policies disclosed therein, except for those discussed in Note 2 - New Accounting Pronouncements, - “Accounting Standards Adopted in the Current Period.”

Going Concern.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the quarter ended March 31, 2019, we incurred a net loss, had an accumulated deficit, a working capital deficit and generated positive cash flow from operations. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations globally as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of March 31, 2019, we recognized income tax expense of $0.16 million related to the remeasurement of our deferred tax balance.

Note 2 - New Accounting Pronouncements

Accounting Standards Adopted in the Current Period

We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606. We adopted this accounting update effective January 1, 2019. Adoption of this accounting standard had no impact on our financial statements.

In February 2016, the FASB issued ASU No 2016-02 “Leases” to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”) and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. We elected to utilize the “package” of three expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. Our Condensed Consolidated Financial Statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with our historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on our Condensed Consolidated Balance Sheets of approximately $1.4 million. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on our retained earnings. See Note 12 – Leases, to our condensed consolidated financial statements for further discussion.

In July 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-11, I “Accounting for Certain Financial Instruments With Down Round Features” and II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception”. This standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We adopted this standard effective January 1, 2019. Adoption of this accounting standard had no material impact on our financial statements.

Note 3 - Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period.

Share-based compensation expenses related to our restricted stock grants were $28.0 thousand and $57.0 thousand for the three months ended March 31, 2019 and March 31, 2018, respectively, which are reported as a separate line item in the condensed consolidated statements of changes in stockholders’ deficit.

Note 4 - Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) by the basic weighted-average number of shares outstanding during the period.

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

We excluded unvested restricted stock awards from the diluted weighted-average number of shares used in our diluted EPS calculation of 547,335 for the three months ended March 31, 2019 and 1,146,342 for the three months ended and March 31, 2018 because we had a net loss in those periods.

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

Our weighted average unvested restricted stock awards outstanding were 547,335 and 1,146,342 for the three months ended March 31, 2019 and March 31, 2018, respectively.

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

We did not have any financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis as of March 31, 2019 and December 31, 2018.

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

Note 6 - Short-Term and Long-Term Debt

(in thousands)	As of March 31, 2019	As of December 31, 2018
Promissory notes	$891	$500
Current portion of long-term debt	—	12
Total short-term borrowings and current portion of long-term debt	$891	$512

Long-term debt consists of the following:

(in thousands)	As of March 31, 2019	As of December 31, 2018
Installment notes payable for equipment financing	$—	$20
Less: current portion	—	(12)
Total long-term debt, net of current portion	—	$8

The following is a summary of scheduled debt maturities by year (in thousands):

2019	$891
Total debt	$891

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500 thousand from USA ReGrowth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which was initially due on March 13, 2019, was issued in an aggregate principal amount of $500 thousand and bears interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL. 33904. On March 8th, 2019, we executed an extension of the maturity date to September 13, 2019. During the initial 120 days of the extension period, the Promissory Note bears a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid.

On January 21, 2019, we entered into a six month Bridging Loan Agreement pursuant to which we borrowed the principal amount of £300 thousand from D.J. Fatica Asset Management Ltd. The loan bears interest at a fixed rate of 12% per annum. The loan is secured by property owned by LEAI Properties UK Ltd.

Note 7 - Income Taxes

We recorded an income tax benefit of $60.0 thousand and income tax expense of ($397.0) thousand for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate was 36.1% and 86.1% for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2019, and December 31, 2018, valuation allowances of $7.2 million and $6.9 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by $.3 million and $.2 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, and December 31, 2018, we had total unrecognized tax benefits of $1.6 million, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.09 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the three months ended March 31, 2019 and 2018, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

The Internal Revenue Service completed its examination of the corporation’s federal income tax returns for the years 2013-2015 resulting in no changes.

The Canadian Revenue Agency completed its examination of the corporation’s 2014-2016 goods and services tax (GST) and harmonized sales tax (HST) returns. All issues have been settled.

The Tax Cuts and Jobs Act (The Act,) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of March 31, 2019, we recognized income tax expense of $0.163 million related to the remeasurement of our deferred tax balance.

Note 8 - Concentration of Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of March 31, 2019 and December 31, 2018, including foreign subsidiaries, without FDIC coverage were $3.3 million and $1.1 million, respectively.

Revenue

A significant portion of our revenue is derived from the Rich Dad brands. For the three months ended March 31, 2019 and 2018, Rich Dad brands provided 72.2% and 73.4% of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (see Note 9 — Segment Information).

Note 9 - Segment Information

We manage our business in three segments based on geographic location for which operating managers are responsible to the Chief Executive Officer. These segments included: (i) North America, (ii) United Kingdom, (iii) Other Foreign Markets. Operating results, as reported below, are reviewed regularly by our Chief Executive Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
	2019	2018
As a percentage of total revenue
North America	61.0%	62.0%
U.K.	23.6%	20.4%
Other foreign markets	15.4%	17.6%
Total consolidated revenue	100%	100%

Operating results for the segments are as follows:

	Three Months Ended March 31,
	2019	2018
Segment revenue	(In thousands)
North America	$14,987	$15,949
U.K.	5,804	5,265
Other foreign markets	3,785	4,541
Total consolidated revenue	$24,576	$25,755

	Three Months Ended March 31,
	2019	2018
Segment gross profit contribution *	(In thousands)
North America	$4,295	$3,856
U.K.	890	1,127
Other foreign markets	(488)	(570)
Total consolidated gross profit	$4,697	$4,413

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization expenses	(In thousands)
North America	$31	$25
U.K.	10	4
Other foreign markets	1	—
Total consolidated depreciation and amortization expenses	$42	$29

	March 31,	December 31,
	2019	2018
Segment identifiable assets	(In thousands)
North America	$13,258	$11,566
U.K.	8,941	4,956
Other foreign markets	4,677	4,038
Total consolidated identifiable assets	$26,876	$20,560

Note 10 - Revenue Recognition

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services, in accordance with implemented Topic 606 - an update to Topic 605.

We adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. Revenue amounts presented in our condensed consolidated financial statements are recognized net of sales tax, value-added taxes, and other taxes.

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We have deferred revenue of $60.0 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of March 31, 2019. The revenue associated with these performance obligations is recognized as the obligation is satisfied. We did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)
Seminars	$8,353	$4,223	$2,170	$14,746	$10,182	$3,430	$2,626	$16,238
Products	2,782	1,251	380	4,413	3,274	1,353	926	5,553
Coaching and Mentoring	1,399	328	1,165	2,892	1,457	438	985	2,880
Online and Subscription	498	2	70	570	567	11	4	582
Other	1,955	-	-	1,955	469	33	0	502
Total revenue	$14,987	$5,804	$3,785	$24,576	$15,949	$5,265	$4,541	$25,755

Note 11 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler, Martin Roberts and Kathy Ireland. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Loss were $1.4 million and $1.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Custodial and Counterparty Risk.

We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at March 31, 2019 and December 31, 2018, were $6.7 million and $5.0 million. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2019 and December 31, 2018, we did not have a CDAR balance.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Note 12 - Leases

Right-of-Use Assets and Leases Obligations

The Company leases office space and office equipment under non-cancelable operating leases, with terms typically ranging from one to three years, subject to certain renewal options as applicable. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.

The Company does not separate lease and nonlease components of contracts. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements.

Lease Position as of March 31, 2019

The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2019:

		March 31,
(in thousands)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease right of use assets	$1,399
	Total lease assets	$1,399

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$802
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$597
	Total lease liabilities	$1,399

Other Information

The table below presents supplemental cash flow information related to leases for the three months ended March 31, 2019:

Three Months Ended March 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$231
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	1,399

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of March 31, 2019:

Three Months Ended March 31, 2019
Weighted average remaining lease term - operating leases	1.46 years
Weighted average discount rate - operating leases	12.00%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2019:

Amounts due within twelve months of March 31,	Operating Leases
(in thousands)
2019	$946
2020	754
2021	114
Total minimum lease payments	1,814
Less: effect of discounting	(415)
Present value of future minimum lease payments	1,399
Less: current obligations under leases	(802)
Long-term lease obligations	$597

There are no lease arrangements where the Company is the lessor.

Note 13 – Subsequent Event

Litigation. Elite Legacy Education, Inc. v. Netsuite, Inc., Oracle Corporation and Oracle America, Inc. On August 17, 2018, we submitted a demand for arbitration against Respondents NetSuite, Inc., Oracle Corporation, and Oracle America, Inc. (collectively, “Oracle/NetSuite”) to JAMS in San Francisco, California for declaratory relief, breach of contract, breach of the covenant of good faith and fair dealing, conversion, and unjust enrichment to address the deficient performance and subsequent unwarranted and malicious threats to suspend performance altogether from Respondents Oracle/NetSuite arising out of the Company new ERP/CRM system. Respondents have submitted counter claims for breach of contract and declaratory relief. The hearing on the merits scheduled to have occurred May 8-10, 2019 was cancelled at the request of the parties. No new hearing date has been set.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

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

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the fee. We recognize revenue immediately when we sell our (i) proprietary products delivered at time of sale and (ii) third party products sales. Our symposiums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

Our operations are managed through three operating segments: (i) The North America, (ii) the United Kingdom, and (iii) Other Foreign Markets.

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

Recent Developments

On January 21, 2019, we entered into a six month Bridging Loan Agreement pursuant to which we borrowed the principal amount of £300 thousand from D.J. Fatica Asset Management Ltd. The loan bears interest at a fixed rate of 12% per annum. The loan is secured by property owned by LEAI Properties UK Ltd.

Results of Operations

Our financial results in Q1 2019 continued to be impacted by factors that we believe occurred outside the course of normal business operations, although at a significant reduction to the negative impact these items had on our fiscal year 2018 results. The primary drag on Q1 2019 results were from increases in labor, litigation, and software costs in connection with our new ERP system which was placed into production in January 2018. The aggregate increase in expense related to these items in was $0.7 million, of which $0.5 million was related to litigation primarily associated with the installation of our ERP/CRM system which first went into production in January 2018. We anticipate that expenses incurred in this matter will be reduced going forward.

Our Results of Operations in 2019 and 2018 were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenue	$24,576	$25,755
Operating costs and expenses:

Direct course expenses	13,081	14,614
Advertising and sales expenses	5,438	5,572
Royalty expenses	1,360	1,156
General and administrative expenses	4,695	4,848
Total operating costs and expenses	24,574	26,190
Income/(loss) from operations	2	(435)
Other income (expense):
Interest expense	(41)	(4)
Other income (expense), net	(126)	(21)
Total other income (expense), net	(167)	(25)
Loss before income taxes	(165)	(460)
Income tax (expense) benefit	60	(397)
Net loss	$(105)	$(857)

Basic loss per common share	$(0.00)	$(0.04)
Diluted loss per common share	$(0.00)	$(0.04)

Basic weighted average common shares outstanding	23,117	23,008
Diluted weighted average common shares outstanding	23,117	23,008

Comprehensive loss:
Net loss	$(105)	$(857)
Foreign currency translation adjustments, net of tax of $0	(392)	(421)
Total comprehensive loss	$(497)	$(1,278)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended March 31,
	2019	2018
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	53.2	56.9
Advertising and sales expenses	22.1	21.6
Royalty expenses	5.5	4.4
General and administrative expenses	19.2	18.8
Total operating costs and expenses	100.0	101.7
Income/(loss) from operations	—	(1.7)
Other income (expense):
Other income (expense), net	(0.7)	(0.1)
Total other income (expense), net	(0.7)	(0.1)
Loss before income taxes	(0.7)	(1.8)
Income tax (expense) benefit	0.3	(1.5)
Net loss	(0.4)%	(3.3)%

Outlook

Cash sales were $28.1 million for the three months ended March 31, 2019 compared to $27.6 million for the three months ended March 31, 2018, an increase of $0.5 million or 1.8%.

The increase was driven primarily by a $0.7 million increase in our Other Foreign Markets segment, a $0.5 million increase in our U.K. segment, partially offset by a $0.7 million decrease in our North American segment.

We believe that cash sales remain an important metric when evaluating our operating performance. Pursuant to U.S. GAAP, we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program. Our students pay for their courses in full up-front or through payment agreements with independent third parties.

We anticipate cash sales to increase throughout 2019, particularly as new brands gain greater traction in our more established markets, and as we continue to expand internationally and hone our selling and marketing strategy in new and existing markets.

Operating Segments

Our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2019	2018
North America	61.0%	62.0%
U.K.	23.6%	20.4%
Other foreign markets	15.4%	17.6%
Total consolidated revenue	100%	100%

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Segment revenue
North America	$14,987	$15,949
U.K.	5,804	5,265
Other foreign markets	3,785	4,541
Total consolidated revenue	$24,576	$25,755

North America

Over the past several years, our North America business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $12.1 million and $13.1 million or as a percentage of total segment revenue was 80.8% and 82.1% for the three months ended March 31, 2019 and 2018, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training.

The North America segment revenue was $15.0 million and $15.9 million or as a percentage of total revenue was 61.0% and 62.0% for the three months ended March 31, 2019 and 2018, respectively. The decrease in revenue of $0.9 million or 5.7% during the three months ended March 31, 2019 compared to the same period in 2018, was due to a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $1.5 million or 11.8%, partially offset by an increase in revenue from expired contracts of $0.6 million or 22.6%.

U.K.

In contrast to our North America segment, our U.K. segment is more diversified amongst several different brands. Revenue derived from the Rich Dad brands was $1.9 million and $1.9 million or as a percentage of total segment revenue was 32.46% and 37.0% for the three months ended March 31, 2019 and 2018, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $5.8 million and $5.3 million or as a percentage of total revenue was 23.6% and 20.4% for the three months ended March 31, 2019 and 2018, respectively. The increase in revenue of $0.5 million or 9.4% for the three months ended March 31, 2019 compared to the same period in 2018, was due to an increase in recognition of revenue from expired contracts of $0.7 million or 96.9%, partially offset by a decreased attendance (i.e. fulfillment) of $0.2 million or 3.8%.

Other Foreign Markets

We operate in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. Revenue derived from the Rich Dad brands was $3.7 million and $3.8 million or as a percentage of total segment revenue was 98.6% and 84.8% for the three months ended March 31, 2019 and 2018, respectively.

The Other Foreign Markets segment revenue was $3.8 million and $4.5 million or as a percentage of total revenue was 15.4% and 17.6% for the three months ended March 31, 2019 and 2018, respectively. The decrease in revenue of $0.7 million or 15.6% for the three months ended March 31, 2019 compared to the same period in 2018, was due to a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $1.3 million or 35.6%, partially offset by an increase in revenue from expired contracts of $0.6 million or 77.0%.

Three months ended March 31, 2019 Compared to Three months ended March 31, 2018

Revenue

Revenue was $24.6 million for the three months ended March 31, 2019 compared to $25.8 million for the three months ended March 31, 2018. Revenue decreased $1.2 million or 4.7% during the three months ended March 31, 2019 compared to the same period in 2018. The decrease in revenue was due to a decreased attendance (i.e. fulfillment) of $3.1 million or 14.3%, partially offset by an increase in revenue from expired contracts of $1.9 million or 45.8%.

Cash sales were $28.1 million for the three months ended March 31, 2019 compared to $27.6 million for the three months ended March 31, 2018, an increase of $0.5 million or 1.0%. The increase was driven primarily by a $0.7 million increase in our Other Foreign Markets segment, a $0.5 million increase in our U.K. segment, partially offset by a $0.7 million decrease in our North American segment.

Operating Expenses

Total operating costs and expenses were $24.6 million for the three months ended March 31, 2019 compared to $26.2 million for the three months ended March 31, 2018, a decrease of $1.6 million or 6.1%. The decrease was primarily due to a $1.5 million decrease in direct course expenses, a $0.2 million decrease in advertising and sales expenses, a $0.1 million decrease in general and administrative expenses, partially offset by a $0.2 million increase in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $13.1 million for the three months ended March 31, 2019 compared to $14.6 million for the three months ended March 31, 2018, a decrease of $1.5 million or 10.3%, which was primarily related to decreases in preview product costs and sales and training compensation, mainly due to the adjustments to our sales compensation programs. We have adjusted our sales compensation programs to align them with sales forecasts for the year ended December 31, 2019.

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

Advertising and sales expenses were $5.4 million for the three months ended March 31, 2019 compared to $5.6 million for the three months ended March 31, 2018, a decrease of $0.2 million, or 3.6%. As a percentage of revenue, advertising and sales expenses were 22.1% and 21.6% of revenue for the three months ended March 31, 2019 and 2018, an increase of 0.5%. This increase is related to our efforts to diversify our product offerings through the introduction and the development of our proprietary brands as we incurred significant upfront costs to develop, test, and market these new brands and new product offerings.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.4 million for the three months ended March 31, 2019 compared to $1.2 million for the three months ended March 31, 2018, an increase of $0.2 million or 16.7%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $4.7 million for the three months ended March 31, 2019 compared to $4.8 million for the three months ended March 31, 2018, a decrease of $0.1 million, or 2.1%.

Income tax expense

We recorded an income tax benefit of $60.0 thousand and income tax expense of ($397.0) thousand for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate was 36.1% and 86.1% for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2019, and December 31, 2018, valuation allowances of $7.2 million and $6.9 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by $.3 million and $.2 million for the three months ended March 31, 2019 and 2018, respectively.

Net Loss

Net loss was $0.1 million or ($0.00) per basic and diluted common share for the three months ended March 31, 2019, compared to a net loss of $0.9 million or ($0.04) per basic and diluted common share for the three months ended March 31, 2018, a decrease in net loss of $0.8 million or $0.4 per basic and diluted common share.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our relatively modest operating cash flows during the past two years combined, it has been necessary for us to manage our cash position to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, favorable terms from our merchant processors, seasonality, and fluctuations in foreign currency exchange rates. Our unrestricted cash position has improved in Q1 2019 with the addition of three new merchant processors in the second half of 2018, who retain a significantly lower reserve than our main merchant processor had done for most of fiscal year 2018. As a result, our unrestricted cash in fiscal year 2018 was limited. With the addition of these three new merchant processors our unrestricted cash will significantly improve going forward. We have taken steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2019 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will be sufficient to fund our expected financial obligations and anticipated liquidity requirements for fiscal year 2019.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	3,538	1,445
Net cash provided by (used in) investing activities	136	(29)
Net cash provided by (used in) financing activities	387	(3)
Effect of exchange rate differences on cash	42	(28)
Net increase in cash and cash equivalents and restricted cash	4,103	1,385

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $3.5 million in the three months ended March 31, 2019 compared to net cash provided by operating activities of $1.4 million in the three months ended March 31, 2018, representing a period-over-period increase of $2.1 million. This increase was primarily the result of increased earnings, and an increase in current liabilities for deferred revenue, partially offset by a decrease in accounts payable.

Investing Cash Flows

Net cash provided by investing activities totaled $136.0 thousand in the three months ended March 31, 2019 compared to net cash used in investing activities of $29.0 thousand in the three months ended March 31, 2018, representing our net sale of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2019 and December 31, 2018 was 100.0% equity.

Net cash provided by financing activities totaled $387.0 thousand during the three months ended March 31, 2019 compared to net cash used in financing activities of $3.0 thousand in the three months ended March 31, 2018. Net cash provided by financing activities during the three months ended March 31, 2019, primarily represents the proceeds from issuance of the six month loan. The loan was issued in an aggregate principal amount of £300 thousand and bears interest at a fixed rate of 12% per annum.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of March 31, 2019, and December 31, 2018, our consolidated current deferred revenue was $60.0 million and $57.4 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer. As of March 31, 2019, based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of March 31, 2019 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of March 31, 2019, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 11 Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company’s equity securities during the three months ended March 31, 2019.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.4	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: May 15, 2019	By:	/s/ JAMES E. MAY
James E. May Interim Chief Executive Officer and Director

Dated: May 15, 2019	By:	/s/ CHRISTIAN A. J. BAEZA
Christian A. J. Baeza
Senior Vice President and Chief Financial Officer