Form 10-Q
period 2019-06-30
Legacy Education Alliance, Inc.
filed 2019-08-14
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of August 13, 2019: 23,162,502.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2019

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties, including, but not limited to our licensors; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; and the estimates and matters described under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate. In addition, to the extent any inconsistency or conflict exists between the information included in this report and the information included in our prior reports and other filings with the SEC, the information contained in this report updates and supersedes such information.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$4,542	$1,557
Restricted cash	6,476	5,080
Deferred course expenses	9,474	8,547
Prepaid expenses and other current assets	3,708	3,132
Inventory	69	89
Total current assets	24,269	18,405
Property and equipment, net	1,703	1,880
Right-of-use assets	1,038	—
Deferred tax asset, net	235	97
Other assets	290	178
Total assets	$27,535	$20,560
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,086	$4,962
Royalties payable	374	210
Accrued course expenses	2,535	1,483
Accrued salaries, wages and benefits	694	748
Operating lease liability, current portion	493	—
Other accrued expenses	4,042	2,614
Long-term debt, current portion	881	512
Deferred revenue, current portion	60,588	57,353
Total current liabilities	74,693	67,882
Long-term debt, net of current portion	—	8
Operating lease liability, net of current portion	545	—
Other liabilities	1,332	1,331
Total liabilities	76,570	69,221
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 23,162,502 and 23,120,852 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	11,527	11,470
Cumulative foreign currency translation adjustment	1,393	1,444
Accumulated deficit	(61,957)	(61,577)
Total stockholders’ deficit	(49,035)	(48,661)
Total liabilities and stockholders’ deficit	$27,535	$20,560

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$23,698	$25,222	$48,274	$50,977
Operating costs and expenses:
Direct course expenses	12,383	15,397	25,464	30,011
Advertising and sales expenses	5,495	5,998	10,933	11,570
Royalty expenses	1,332	1,653	2,692	2,809
General and administrative expenses	5,041	5,198	9,736	10,046
Total operating costs and expenses	24,251	28,246	48,825	54,436
Income/(loss) from operations	(553)	(3,024)	(551)	(3,459)
Other income (expense):
Interest expense	(74)	(4)	(115)	(8)
Other income (expense), net	352	(27)	226	(48)
Total other income (expense), net	278	(31)	111	(56)
Loss before income taxes	(275)	(3,055)	(440)	(3,515)
Income tax (expense) benefit	—	640	60	243
Net loss	$(275)	$(2,415)	$(380)	$(3,272)

Basic loss per common share	$(0.01)	$(0.10)	$(0.02)	$(0.14)
Diluted loss per common share	$(0.01)	$(0.10)	$(0.02)	$(0.14)

Basic weighted average common shares outstanding	23,123	23,008	23,120	23,008
Diluted weighted average common shares outstanding	23,123	23,008	23,120	23,008

Comprehensive loss:
Net loss	$(275)	$(2,415)	$(380)	$(3,272)
Foreign currency translation adjustments, net of tax of $0	341	1,407	(51)	986
Total comprehensive income (loss)	$66	$(1,008)	$(431)	$(2,286)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2017	23,008	$2	$11,299	$(445)	$(51,621)	$(40,765)
Share-based compensation expense	—	—	57	—	—	57
Foreign currency translation adjustment, net of tax of $0	—	—	—	(421)	—	(421)
Net Loss	—	—	—	—	(857)	(857)
Balance at March 31, 2018	23,008	$2	$11,356	$(866)	$(52,478)	$(41,986)
Share-based compensation expense	—	—	57	—	—	57
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,407	—	1,407
Net Loss	—	—	—	—	(2,415)	(2,415)
Balance at June 30, 2018	23,008	$2	$11,413	$541	$(54,893)	$(42,937)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2018	23,121	$2	$11,470	$1,444	$(61,577)	$(48,661)
Share-based compensation expense	—	—	28	—	—	28
Cancellation of common stock	(13)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(392)	—	(392)
Net Loss	—	—	—	—	(105)	(105)
Balance at March 31, 2019	23,108	$2	$11,498	$1,052	$(61,682)	$(49,130)
Share-based compensation expense	—	—	29	—	—	29
Issuance of common stock	55	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	341	—	341
Net Loss	—	—	—	—	(275)	(275)
Balance at June 30, 2019	23,163	$2	$11,527	$1,393	$(61,957)	$(49,035)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(380)	$(3,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	102	70
Non-cash lease expense	337	—
Gain on the sale of fixed assets	(40)	—
Gain on change in fair value of derivatives	—	(24)
Share-based compensation	57	114
Deferred income taxes	(139)	(270)
Changes in operating assets and liabilities:
Deferred course expenses	(925)	514
Prepaid expenses and other receivable	(577)	1,109
Inventory	20	(126)
Other assets	(161)	(8)
Accounts payable-trade	125	(18)
Royalties payable	164	106
Accrued course expenses	1,053	203
Accrued salaries, wages and benefits	(54)	(607)
Operating lease liability	(337)	—
Other accrued expenses	1,132	1,627
Deferred revenue	3,200	(1,708)
Net cash provided by (used in) operating activities	3,577	(2,290)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13)	(480)
Proceeds from sales of property and equipment	165	—
Net cash provided by (used in) investing activities	152	(480)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(18)	(6)
Proceeds from issuance of debt	395	—
Net cash provided by (used in) financing activities	377	(6)
Effect of exchange rate differences on cash	275	(39)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,381	(2,815)
Cash and cash equivalents and restricted cash, beginning of period	$6,637	$8,904
Cash and cash equivalents and restricted cash, end of period	$11,018	$6,089

Supplemental disclosures:
Cash paid during the period for interest	$75	$8
Cash paid during the period for income taxes, net of refunds received	$(120)	$(774)

 See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description.

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands including Making Money from Property with Martin RobertsTM; Brick Buy BrickTM; Building Wealth; Robbie Fowler Property AcademyTM; Women in WealthTM; Perform in PropertyTM, and Teach Me to TradeTM. Our products and services are offered in North America, the United Kingdom and Other Foreign Markets.

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

Going Concern.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the quarter ended June 30, 2019, we incurred a net loss, had an accumulated deficit and a working capital deficit. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations globally as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	June 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$4,542	$1,557
Restricted cash	6,476	5,080
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$11,018	$6,637

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

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of June 30, 2019, we recognized income tax expense of $0.16 million related to the remeasurement of our deferred tax balance.

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

Share-based compensation expenses related to our restricted stock grants were $29.0 thousand and $57.0 thousand for the three months ended June 30, 2019 and 2018, and $57.0 thousand and $114.0 thousand for the six months ended June 30, 2019 and 2018, respectively, which are reported as a separate line item in the condensed consolidated statements of changes in stockholders’ deficit.

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

We excluded unvested restricted stock awards from the diluted weighted-average number of shares used in our diluted EPS calculation of 540,118 and 1,095,792 for the three months ended June 30, 2019 and 2018, and 559,286 and 1,120,927 for the six months ended June 30, 2019 and 2018, respectively, because we had a net loss in those periods.

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

Our weighted average unvested restricted stock awards outstanding were 540,118 and 1,095,792 for the three months ended June 30, 2019 and 2018, and 559,286 and 1,120,927 for the six months ended June 30, 2019 and 2018, respectively.

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

We did not have any financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis as of June 30, 2019 and December 31, 2018.

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

Note 6 - Short-Term and Long-Term Debt

(in thousands)	As of June 30, 2019	As of December 31, 2018
Promissory notes	$881	$500
Current portion of long-term debt	—	12
Total short-term borrowings and current portion of long-term debt	$881	$512

Long-term debt consists of the following:

(in thousands)	As of June 30, 2019	As of December 31, 2018
Installment notes payable for equipment financing	$—	$20
Less: current portion	—	(12)
Total long-term debt, net of current portion	—	$8

The following is a summary of scheduled debt maturities by year (in thousands):

2019	$881
Total debt	$881

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500 thousand from USA ReGrowth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which was initially due on March 13, 2019, was issued in an aggregate principal amount of $500 thousand and bears interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL. 33904. On March 8, 2019, we executed an extension of the maturity date to September 13, 2019. During the initial 120 days of the extension period, the Promissory Note bears a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid.

On January 21, 2019, we entered into a six-month Bridging Loan Agreement pursuant to which we borrowed the principal amount of £300 thousand from D.J. Fatica Asset Management Ltd. The loan bears interest at a fixed rate of 12% per annum. The loan is secured by property owned by LEAI Properties UK Ltd. On July 15, 2019, we paid the loan off in full.

Note 7 - Income Taxes

We did not record income tax expenses during the three months ended June 30, 2019. We recorded an income tax benefit of $640.0 thousand for the three months ended June 30, 2018, and income tax benefit of $60.0 thousand and $243.0 thousand for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 0.0% and 20.9% for the three months ended June 30, 2019 and 2018, and 13.6% and 6.9% for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2019, and December 31, 2018, valuation allowances of $7.3 million and $6.9 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by $0.4 million and $0.07 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, and December 31, 2018, we had total unrecognized tax benefits of $1.6 million, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.09 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the six months ended June 30, 2019 and 2018, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

The Internal Revenue Service completed its examination of the corporation’s federal income tax returns for the years 2013-2015 resulting in no changes.

The Canadian Revenue Agency completed its examination of the corporation’s 2014-2016 goods and services tax (GST) and harmonized sales tax (HST) returns. All issues have been settled.

The Tax Cuts and Jobs Act (The Act,) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of June 30, 2019, we recognized income tax expense of $0.16 million related to the remeasurement of our deferred tax balance.

Note 8 - Concentration of Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of June 30, 2019 and December 31, 2018, including foreign subsidiaries, without FDIC coverage were $3.2 million and $1.1 million, respectively.

On July 18, 2019, one of our former merchant processors released a reserve of $2.0 million and has agreed to refund an additional $1.5 million in November 2019, subject to certain conditions. As a result of this transaction, our unrestricted cash position significantly improved. As of June 30, 2019 and December 31, 2018, this amount was recorded as part of the restricted cash in our condensed consolidated balance sheets.

Revenue

A significant portion of our revenue is derived from the Rich Dad brands. For the three months ended June 30, 2019 and 2018, Rich Dad brands provided 74.1% and 68.5% of our revenue, and 73.1% and 71.1% for the six months ended June 30, 2019 and 2018, respectively. In addition, we have operations in North America, United Kingdom and Other foreign markets (see Note 9 — Segment Information).

Note 9 - Segment Information

We manage our business in three segments based on geographic location for which operating managers are responsible to the Chief Executive Officer. These segments include: (i) North America, (ii) United Kingdom, (iii) Other Foreign Markets. Operating results, as reported below, are reviewed regularly by our Chief Executive Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2019	2018	2019	2018
North America	59.0%	52.5%	60.0%	57.3%
U.K.	20.7%	23.6%	22.2%	22.0%
Other foreign markets	20.3%	23.9%	17.8%	20.7%
Total consolidated revenue	100%	100%	100%	100%

Operating results for the segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenue	2019	2018	2019	2018
	(In thousands)		(In thousands)
North America	$13,980	$13,237	$28,967	$29,186
U.K.	4,898	5,944	10,702	11,209
Other foreign markets	4,820	6,041	8,605	10,582
Total consolidated revenue	$23,698	$25,222	$48,274	$50,977

	Three Months Ended June 30,		Six Months Ended June 30,
Segment gross profit contribution *	2019	2018	2019	2018
	(In thousands)		(In thousands)
North America	$3,472	$(459)	$7,767	$3,397
U.K.	565	1,719	1,455	2,846
Other foreign markets	451	914	(37)	344
Total consolidated gross profit	$4,488	$2,174	$9,185	$6,587

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization expenses	2019	2018	2019	2018
	(In thousands)		(In thousands)
North America	$41	$28	$72	$53
U.K.	18	10	28	14
Other foreign markets	1	3	2	3
Total consolidated depreciation and amortization expenses	$60	$41	$102	$70

	June 30,	December 31,
Segment identifiable assets	2019	2018
	(In thousands)
North America	$15,399	$11,566
U.K.	8,547	4,956
Other foreign markets	3,589	4,038
Total consolidated identifiable assets	$27,535	$20,560

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We have deferred revenue of $60.6 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of June 30, 2019. The revenue associated with these performance obligations is recognized as the obligation is satisfied. We did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)
Seminars	$8,532	$3,220	$1,990	$13,742	$8,134	$4,690	$3,971	$16,795
Products	2,702	1,198	1,421	5,321	2,578	1,029	1,078	4,685
Coaching and Mentoring	1,400	317	1,330	3,047	1,291	206	986	2,483
Online and Subscription	430	2	79	511	385	13	6	404
Other	916	161	—	1,077	849	6	—	855
Total revenue	$13,980	$4,898	$4,820	$23,698	$13,237	$5,944	$6,041	$25,222

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)
Seminars	$16,885	$7,443	$4,160	$28,488	$18,316	$8,120	$6,597	$33,033
Products	5,484	2,449	1,801	9,734	5,852	2,382	2,004	10,238
Coaching and Mentoring	2,799	645	2,495	5,939	2,748	644	1,971	5,363
Online and Subscription	928	4	149	1,081	952	24	10	986
Other	2,871	161	—	3,032	1,318	39	—	1,357
Total revenue	$28,967	$10,702	$8,605	$48,274	$29,186	$11,209	$10,582	$50,977

Note 11 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Loss were $1.3 million and $1.6 million for the three months ended June 30, 2019 and 2018, and $2.7 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively.

Custodial and Counterparty Risk.

We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at June 30, 2019 and December 31, 2018, were $6.4 million and $5.0 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At June 30, 2019 and December 31, 2018, we did not have a CDAR balance.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Elite Legacy Education, Inc. v. Netsuite, Inc., Oracle Corporation and Oracle America, Inc. On August 17, 2018, we submitted a demand for arbitration against Respondents NetSuite, Inc., Oracle Corporation, and Oracle America, Inc. (collectively, “Oracle/NetSuite”) to JAMS in San Francisco, California for declaratory relief, breach of contract, breach of the covenant of good faith and fair dealing, conversion, and unjust enrichment to address the deficient performance and subsequent unwarranted and malicious threats to suspend performance altogether from Respondents Oracle/NetSuite arising out of the Company’s new ERP/CRM system. In May 2019, we entered into a settlement agreement under which Oracle/NetSuite gave us $0.1 million in the form of accounts payable credit, concluding the litigation in its entirety. We recognized the settlement in May 2019.

Tigrent Group Inc. v. Process America, Inc., Case No 1:12-cv-01314-RLM, filed March 16, 2012 in the U.S. District Court for the Eastern District of New York. In this case we sought the return of the $8.3 million credit card merchant reserve account deposit held by Process America, a so-called “Independent Sales Organization” that places merchants with credit card processors. On November 12, 2012, PA filed for bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (“Bankruptcy Court.”) On December 3, 2012, the Bankruptcy Court obtained jurisdiction of our dispute with PA. On June 21, 2013, the Tigrent Group filed its proof of claim with Bankruptcy Court in the amount of $8.3 million. Subsequent to June 30, 2019, we received a cash payment from PA in the amount of $0.4 million, as a distribution. This amount was recognized and reported as other income in the condensed consolidated statements of operation for the three and six months ended June 30, 2019.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its then General Counsel and now Chief Executive Officer were named as defendants to a civil conspiracy count. The suit primarily relates to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit includes claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint in Twentieth Judicial Circuit In and For Lee County, Florida against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holding, Inc. (“Holdings), and certain shareholders of the Company. The suit includes claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint in Twentieth Judicial Circuit In and For Lee County, Florida against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holding, Inc. (“Holdings), and certain shareholders of the Company. The suit includes claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of Unfair and Deceptive Business Practices Act against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s CEO, James E. May. On July 8, 2019, the Court Denied the defendants’s Motions to Dismiss. The Company believes the claims of the plaintiff are without merit and intends to defend this matter vigorously.

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

Lease Position as of June 30, 2019

The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2019:

(in thousands)	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease right of use assets	$1,038
	Total lease assets	$1,038
Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$493
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$545
	Total lease liabilities	$1,038

Lease cost for the three and six months ended June 30, 2019

The table below presents the lease related costs recorded on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019:

(in thousands)		Three Months Ended June 30, 2019	Six Months Ended June 30, 2018
Lease cost	Classification
Operating lease cost	General and administrative expenses	$106	$337
	Total lease cost	$106	$337

Other Information

The table below presents supplemental cash flow information related to leases for the six months ended June 30, 2019:

(in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$337
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	1,399

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of June 30, 2019:

Six Months Ended June 30, 2019
Weighted average remaining lease term - operating leases	1.40 years
Weighted average discount rate - operating leases	12.00%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2019:

Amounts due within twelve months of June 30,	Operating Leases
(in thousands)
2019	$929
2020	735
2021	112
Total minimum lease payments	1,776
Less: effect of discounting	(738)
Present value of future minimum lease payments	1,038
Less: current obligations under leases	(493)
Long-term lease obligations	$545

There are no lease arrangements where the Company is the lessor.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free-preview workshops, basic training classes, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, primarily under the Rich Dad® Education brand (“Rich Dad”) which was created in 2006 under license from entities affiliated with Robert Kiyosaki, whose teachings and philosophies are detailed in the book titled, Rich Dad Poor Dad. In addition to Rich Dad, we market our products and services under a variety of brands including Making Money from Property with Martin RobertsTM; Brick Buy BrickTM; Building Wealth; Robbie Fowler Property AcademyTM; Women in WealthTM; Perform in PropertyTM, and Teach Me to TradeTM. Our products and services are offered in North America, the United Kingdom and Other Foreign Markets.

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

Our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets.

We were founded in 1996, and through a reverse merger, became a public reporting company in November 2014. Today we are a global company with approximately 200 employees that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

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

Recent Developments

During the three months ended June 30, 2019, we received a cash payment from the Process America, Inc. litigation in the amount of $0.4 million, as a settlement amount for the Case No 1:12-cv-01314-RLM, filed March 16, 2012. This amount was recognized and reported as other income in the condensed consolidated statements of operation for the three and six months ended June 30, 2019. See Note 11 Commitments and Contingencies, to our condensed consolidated financial statements for further discussion.

Results of Operations

Our financial results in Q2 2019 continued to be impacted by factors that we believe occurred outside the course of normal business operations, although at a significant reduction to the negative impact these items had on our fiscal year 2018 results. The primary drag on Q2 2019 results were from increases in labor, litigation, and software costs in connection with our new ERP system which was placed into production in January 2018. The aggregate increase in expense related to these items was $1.2 million, of which $1.1 million was related to litigation primarily associated with the installation of our ERP/CRM system which first went into production in January 2018. We anticipate no further expenses in this matter.

Our Results of Operations in 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$23,698	$25,222	$48,274	$50,977
Operating costs and expenses:
Direct course expenses	12,383	15,397	25,464	30,011
Advertising and sales expenses	5,495	5,998	10,933	11,570
Royalty expenses	1,332	1,653	2,692	2,809
General and administrative expenses	5,041	5,198	9,736	10,046
Total operating costs and expenses	24,251	28,246	48,825	54,436
Income/(loss) from operations	(553)	(3,024)	(551)	(3,459)
Other income (expense):
Interest expense	(74)	(4)	(115)	(8)
Other income (expense), net	352	(27)	226	(48)
Total other income (expense), net	278	(31)	111	(56)
Loss before income taxes	(275)	(3,055)	(440)	(3,515)
Income tax (expense) benefit	-	640	60	243
Net loss	$(275)	$(2,415)	$(380)	$(3,272)

Basic loss per common share	$(0.01)	$(0.10)	$(0.02)	$(0.14)
Diluted loss per common share	$(0.01)	$(0.10)	$(0.02)	$(0.14)

Basic weighted average common shares outstanding	23,123	23,008	23,120	23,008
Diluted weighted average common shares outstanding	23,123	23,008	23,120	23,008

Comprehensive loss:
Net loss	$(275)	$(2,415)	$(380)	$(3,272)
Foreign currency translation adjustments, net of tax of $0	341	1,407	(51)	986
Total comprehensive income (loss)	$66	$(1,008)	$(431)	$(2,286)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	52.3	61.0	52.7	58.9
Advertising and sales expenses	23.2	23.8	22.6	22.7
Royalty expenses	5.6	6.6	5.6	5.5
General and administrative expenses	21.3	20.6	20.2	19.7
Total operating costs and expenses	102.4	112.0	101.1	106.8
Income/(loss) from operations	(2.4)	(12.0)	(1.1)	(6.8)
Other income (expense):
Other income (expense), net	1.2	(0.1)	0.3	(0.1)
Total other income (expense), net	1.2	(0.1)	0.3	(0.1)
Loss before income taxes	(1.2)	(12.1)	(0.8)	(6.9)
Income tax (expense) benefit	—	2.5	0.1	0.5
Net loss	(1.2)%	(9.6)%	(0.7)%	(6.4)%

Outlook

Cash sales were $55.2 million for the six months ended June 30, 2019 compared to $52.3 million for the six months ended June 30, 2018, an increase of $2.9 million or 5.5%.

The increase was driven primarily by a $1.2 million increase in our North American segment, a $2.7 million increase in our U.K. segment, partially offset by a $1.0 million decrease in our Other Foreign Markets segment.

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

Operating Segments

Our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2019	2018	2019	2018
North America	59.0%	52.5%	60.0%	57.3%
U.K.	20.7%	23.6%	22.2%	22.0%
Other foreign markets	20.3%	23.9%	17.8%	20.7%
Total consolidated revenue	100%	100%	100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenue	2019	2018	2019	2018
	(In thousands)		(In thousands)
North America	$13,980	$13,237	$28,967	$29,186
U.K.	4,898	5,944	10,702	11,209
Other foreign markets	4,820	6,041	8,605	10,582
Total consolidated revenue	$23,698	$25,222	$48,274	$50,977

North America

Over the past several years, our North America business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $11.1 million and $10.6 million or as a percentage of total segment revenue was 79.1% and 80.3% for the three months ended June 30, 2019 and 2018, and $23.2 million and $22.7 million or as a percentage of total segment revenue was 80.0% and 77.9% for the six months ended June 30, 2019 and 2018, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training.

The North America segment revenue was $14.0 million and $13.2 million or as a percentage of total revenue was 59.0% and 52.5% for the three months ended June 30, 2019 and 2018, and $29.0 million and $29.2 million or as a percentage of total revenue was 60.0% and 57.3% for the six months ended June 30, 2019 and 2018, respectively. The increase in revenue of $0.8 million or 6.1% during the three months ended June 30, 2019 compared to the same period in 2018, was due to an increase in recognition of revenue from increased attendance (i.e. fulfillment) of $0.5 million or 4.9% and increase in revenue from expired contracts of $0.3 million or 8.9%. The decrease in revenue of $0.2 million or 0.7% during the six months ended June 30, 2019 compared to the same period in 2018, was due to a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $1.0 million or 4.3%, partially offset by an increase in revenue from expired contracts of $0.8 million or 16.0%.

U.K.

In contrast to our North America segment, our U.K. segment is more diversified among several different brands. Revenue derived from the Rich Dad brands was $1.8 million and $1.0 million or as a percentage of total segment revenue was 36.8% and 16.9% for the three months ended June 30, 2019 and 2018, and $3.7 million and $3.4 million or as a percentage of total segment revenue was 34.5% and 30.5% for the six months ended June 30, 2019 and 2018, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $4.9 million and $6.0 million or as a percentage of total revenue was 20.7% and 23.6% for the three months ended June 30, 2019 and 2018, and $10.7 million and $11.2 million or as a percentage of total revenue was 22.2% and 22.0% for the six months ended June 30, 2019 and 2018, respectively. The decrease in revenue of $1.1 million or 18.3% for the three months ended June 30, 2019 compared to the same period in 2018, was due to a decreased attendance (i.e. fulfillment) of $0.7 million or 14.8% and decrease in recognition of revenue from expired contracts of $0.4 million or 26.4%. The decrease in revenue of $0.5 million or 4.5% for the six months ended June 30, 2019 compared to the same period in 2018, was due to a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $0.8 million or 9.3%, partially offset by an increase in revenue from expired contracts of $0.3 million or 15.8%.

Other Foreign Markets

We operate in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. Revenue derived from the Rich Dad brands was $4.7 million and $5.7 million or as a percentage of total segment revenue was 97.7% and 93.6% for the three months ended June 30, 2019 and 2018, and $8.4 million and $10.1 million or as a percentage of total segment revenue was 98.2% and 95.3% for the six months ended June 30, 2019 and 2018, respectively.

The Other Foreign Markets segment revenue was $4.8 million and $6.0 million or as a percentage of total revenue was 20.3% and 23.9% for the three months ended June 30, 2019 and 2018, and $8.6 million and $10.6 million or as a percentage of total revenue was 17.8% and 20.7% for the six months ended June 30, 2019 and 2018, respectively. The decrease in revenue of $1.2 million or 20.0% for the three months ended June 30, 2019 compared to the same period in 2018, was due to a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $1.4 million or 32.9%, partially offset by an increase in revenue from expired contracts of $0.2 million or 10.6%. The decrease in revenue of $2.0 million or 18.9% for the six months ended June 30, 2019 compared to the same period in 2018, was due to a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $2.8 million or 34.2%, partially offset by an increase in revenue from expired contracts of $0.8 million or 30.7%.

Three months ended June 30, 2019 Compared to Three months ended June, 2018

Revenue

Revenue was $23.7 million for the three months ended June 30, 2019 compared to $25.2 million for the three months ended June 30, 2018. Revenue decreased $1.5 million or 6.0% during the three months ended June 30, 2019 compared to the same period in 2018. The decrease in revenue was mainly due to a decreased attendance (i.e. fulfillment) of $1.5 million or 8.0%.

Cash sales were $27.0 million for the three months ended June 30, 2019 compared to $24.7 million for the three months ended June 30, 2018, an increase of $2.4 million or 9.7%. The increase was driven by a $1.4 million decrease in our Other Foreign Markets segment, partially offset by a $0.7 million increase in our North American segment and a $3.1 million increase in our U.K. segment.

Operating Expenses

Total operating costs and expenses were $24.3 million for the three months ended June 30, 2019 compared to $28.2 million for the three months ended June 30, 2018, a decrease of $3.9 million or 13.8%. The decrease was primarily due to a $3.0 million decrease in direct course expenses, a $0.5 million decrease in advertising and sales expenses, a $0.3 million decrease in royalty expenses and $0.1 million decrease in general and administrative expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $12.4 million for the three months ended June 30, 2019 compared to $15.4 million for the three months ended June 30, 2018, a decrease of $3.0 million or 19.5%, which was primarily related to decreases in preview product costs and sales and training compensation, mainly due to the adjustments to our sales compensation programs. We have adjusted our sales compensation programs to align them with sales forecasts for the year ended December 31, 2019.

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

Advertising and sales expenses were $5.5 million for the three months ended June 30, 2019 compared to $6.0 million for the three months ended June 30, 2018, a decrease of $0.5 million, or 8.3%. As a percentage of revenue, advertising and sales expenses were 23.2% and 23.8% of revenue for the three months ended June 30, 2019 and 2018, a decrease of 0.6%.

Royalty expenses

We have licensing and related agreements with Rich Dad Operating Company (RDOC), whereby we have exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.3 million for the three months ended June 30, 2019 compared to $1.6 million for the three months ended June 30, 2018, a decrease of $0.3 million or 18.8%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $5.1 million for the three months ended June 30, 2019 compared to $5.2 million for the three months ended June 30, 2018, a decrease of $0.1 million, or 1.9%.

Income tax expense

We didn’t record income tax expenses during the three months ended June 30, 2019. We recorded an income tax benefit of $640.0 thousand for the three months ended June 30, 2018. Our effective tax rate was 0.0% and 20.9% for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2019, and December 31, 2018, valuation allowances of $7.3 million and $6.9 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively.

Net Loss

Net loss was $0.3 million or ($0.01) per basic and diluted common share for the three months ended June 30, 2019, compared to a net loss of $2.4 million or ($0.10) per basic and diluted common share for the three months ended June 30, 2018, a decrease in net loss of $2.1 million or $0.09 per basic and diluted common share.

Six months ended June 30, 2019 Compared to Six months ended June 30, 2018

Revenue

Revenue was $48.3 million for the six months ended June 30, 2019 compared to $51.0 million for the six months ended June 30, 2018. Revenue decreased $2.7 million or 5.3% during the six months ended June 30, 2019 compared to the same period in 2018. The decrease in revenue was due to a decreased attendance (i.e. fulfillment) of $4.6 million or 11.3%, partially offset by an increase in revenue from expired contracts of $1.9 million or 19.7%.

Cash sales were $55.2 million for the six months ended June 30, 2019 compared to $52.3 million for the six months ended June 30, 2018, an increase of $2.9 million or 5.5%. The increase was driven primarily by a $1.2 million increase in our North American segment, a $2.7 million increase in our U.K. segment, partially offset by a $1.0 million decrease in our Other Foreign Markets segment.

Operating Expenses

Total operating costs and expenses were $48.8 million for the six months ended June 30, 2019 compared to $54.5 million for the six months ended June 30, 2018, a decrease of $5.7 million or 10.5%. The decrease was primarily due to a $4.5 million decrease in direct course expenses, a $0.7 million decrease in advertising and sales expenses, a $0.4 million decrease in general and administrative expenses and $0.1 million decrease in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $25.5 million for the six months ended June 30, 2019 compared to $30.0 million for the six months ended June 30, 2018, a decrease of $4.5 million or 15.0%, which was primarily related to decreases in preview product costs and sales and training compensation, mainly due to the adjustments to our sales compensation programs. We have adjusted our sales compensation programs to align them with sales forecasts for the year ended December 31, 2019.

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

Advertising and sales expenses were $10.9 million for the six months ended June 30, 2019 compared to $11.6 million for the six months ended June 30, 2018, a decrease of $0.7 million, or 6.0%. As a percentage of revenue, advertising and sales expenses were 22.6% and 22.7% of revenue for the six months ended June 30, 2019 and 2018, a decrease of 0.1%.

Royalty expenses

We have licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $2.7 million for the six months ended June 30, 2019 compared to $2.8 million for the six months ended June 30, 2018, a decrease of $0.1 million or 3.6%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $9.7 million for the six months ended June 30, 2019 compared to $10.1 million for the six months ended June 30, 2018, a decrease of $0.4 million, or 4.0%.

Income tax expense

We recorded an income tax benefit of $60.0 thousand and $243.0 thousand for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 13.6% and 6.9% for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2019, and December 31, 2018, valuation allowances of $7.3 million and $6.9 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by $0.4 million and $0.07 million for the six months ended June 30, 2019 and 2018, respectively.

Net Loss

Net loss was $0.4 million or ($0.02) per basic and diluted common share for the six months ended June 30, 2019, compared to a net loss of $3.3 million or ($0.14) per basic and diluted common share for the six months ended June 30, 2018, a decrease in net loss of $2.9 million or $0.12 per basic and diluted common share.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

 In general, we believe that our products and services appeal to those who seek increased financial freedom. If we experience a prolonged decline in demand for our products and services, it could have a material adverse effect on our future operating results.

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our relatively modest operating cash flows during the past two years combined, it has been necessary for us to manage our cash position to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, favorable terms from our merchant processors, seasonality, and fluctuations in foreign currency exchange rates. Our unrestricted cash position has improved during the six months ended June 30, 2019 with the addition of new merchant processors in the second half of 2018, who retain a significantly lower reserve than our main merchant processor had done for most of fiscal year 2018. As a result, our unrestricted cash in fiscal year 2018 was limited. As a result of these improved terms, our unrestricted cash should continue to improve. On July 18, 2019, one of our former merchant processors released a reserve of $1.9 million. As a result of this transaction, our unrestricted cash position significantly improved. As of June 30, 2019 and December 31, 2018, this amount was recorded as part of the restricted cash in our condensed consolidated balance sheets. In addition, this former merchant processor has agreed to refund an additional $1.5 million in November 2019, subject to certain conditions.

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2019 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will be sufficient to fund our expected financial obligations and anticipated liquidity requirements for fiscal year 2019.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	3,577	(2,290)
Net cash provided by (used in) investing activities	152	(480)
Net cash provided by (used in) financing activities	377	(6)
Effect of exchange rate differences on cash	275	(39)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,381	(2,815)

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $3.6 million in the six months ended June 30, 2019 compared to net cash used in operating activities of $2.3 million in the six months ended June 30, 2018, representing a period-over-period increase of $5.9 million. This increase was primarily the result of increased earnings, and an increase in current liabilities for deferred revenue.

Investing Cash Flows

Net cash provided by investing activities totaled $152.0 thousand in the six months ended June 30, 2019 compared to net cash used in investing activities of $480.0 thousand in the six months ended June 30, 2018, representing our net sale of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2019 and December 31, 2018 was 100.0% equity.

Net cash provided by financing activities totaled $377.0 thousand during the six months ended June 30, 2019 compared to net cash used in financing activities of $6.0 thousand in the six months ended June 30, 2018. Net cash provided by financing activities during the six months ended June 30, 2019, primarily represents the proceeds from issuance of the six-month loan. The loan was issued in an aggregate principal amount of £300 thousand and bears interest at a fixed rate of 12% per annum.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of June 30, 2019, and December 31, 2018, our consolidated current deferred revenue was $60.6 million and $57.4 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer. As of June 30, 2019, based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2019 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of June 30, 2019, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company’s equity securities during the six months ended June 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.4	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
10.1	April 18, 2019, Separation Agreement, between the Company and Anthony C. Humpage.
10.2	June 14, 2019, Separation Agreement, between the Company and Christian A.J. Baeza.
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Interim Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: August 14, 2019	By:	/s/ JAMES E. MAY
James E. May Chief Executive Officer and Director

Dated: August 14, 2019	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Interim Chief Financial Officer