Form 10-Q
period 2019-09-30
Legacy Education Alliance, Inc.
filed 2019-11-13
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of November 13, 2019: 23,162,502.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2019

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

This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income/(loss), and cash flows of Legacy and its subsidiaries.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,718	$1,557
Restricted cash	5,411	5,080
Deferred course expenses	9,490	8,547
Prepaid expenses and other current assets	2,920	3,132
Inventory	70	89
Total current assets	25,609	18,405
Property and equipment, net	1,832	1,880
Right-of-use assets	1,788	—
Deferred tax asset, net	277	97
Other assets	304	178
Total assets	$29,810	$20,560
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,498	$4,962
Royalties payable	421	210
Accrued course expenses	2,889	1,483
Accrued salaries, wages and benefits	512	748
Operating lease liability, current portion	894	—
Other accrued expenses	3,305	2,614
Long-term debt, current portion	500	512
Deferred revenue, current portion	61,171	57,353
Total current liabilities	74,190	67,882
Long-term debt, net of current portion	—	8
Operating lease liability, net of current portion	832	—
Other liabilities	1,333	1,331
Total liabilities	76,355	69,221
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 23,162,352 and 23,120,852 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	11,545	11,470
Cumulative foreign currency translation adjustment	2,218	1,444
Accumulated deficit	(60,310)	(61,577)
Total stockholders’ deficit	(46,545)	(48,661)
Total liabilities and stockholders’ deficit	$29,810	$20,560

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME/(LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$25,936	$22,557	$74,210	$73,534
Operating costs and expenses:
Direct course expenses	13,461	12,929	38,925	42,940
Advertising and sales expenses	5,208	5,691	16,141	17,261
Royalty expenses	1,719	1,172	4,411	3,981
General and administrative expenses	3,870	4,584	13,606	14,630
Total operating costs and expenses	24,258	24,376	73,083	78,812
Income/(loss) from operations	1,678	(1,819)	1,127	(5,278)
Other income (expense):
Interest income/(expense)	29	(5)	(86)	(13)
Other income (expense), net	(111)	(194)	115	(242)
Total other income (expense), net	(82)	(199)	29	(255)
Income/(loss) before income taxes	1,596	(2,018)	1,156	(5,533)
Income tax (expense) benefit	51	797	111	1,040
Net income/(loss)	$1,647	$(1,221)	$1,267	$(4,493)

Basic income/(loss) per common share	$0.07	$(0.05)	$0.05	$(0.20)
Diluted income/(loss) per common share	$0.07	$(0.05)	$0.05	$(0.20)

Basic weighted average common shares outstanding	22,799	23,005	22,641	23,007
Diluted weighted average common shares outstanding	23,163	23,005	23,134	23,007

Comprehensive income/(loss):
Net income/(loss)	$1,647	$(1,221)	$1,267	$(4,493)
Foreign currency translation adjustments, net of tax of $0	825	334	774	1,320
Total comprehensive income/(loss)	$2,472	$(887)	$2,041	$(3,173)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2017	23,008	$2	$11,299	$(445)	$(51,621)	$(40,765)
Share-based compensation expense	—	—	57	—	—	57
Foreign currency translation adjustment, net of tax of $0	—	—	—	(421)	—	(421)
Net Loss	—	—	—	—	(857)	(857)
Balance at March 31, 2018	23,008	$2	$11,356	$(866)	$(52,478)	$(41,986)
Share-based compensation expense	—	—	57	—	—	57
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,407	—	1,407
Net Loss	—	—	—	—	(2,415)	(2,415)
Balance at June 30, 2018	23,008	$2	$11,413	$541	$(54,893)	$(42,937)
Share-based compensation expense	—	—	31	—	—	31
Cancellation of common stock	(7)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	334	—	334
Net Loss	—	—	—	—	(1,221)	(1,221)
Balance at September 30, 2018	23,001	$2	$11,444	$875	$(56,114)	$(43,793)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2018	23,121	$2	$11,470	$1,444	$(61,577)	$(48,661)
Share-based compensation expense	—	—	28	—	—	28
Issuance of common stock	—	—	—	—	—	—
Cancellation of common stock	(13)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(392)	—	(392)
Net Loss	—	—	—	—	(105)	(105)
Balance at March 31, 2019	23,108	$2	$11,498	$1,052	$(61,682)	$(49,130)
Share-based compensation expense	—	—	29	—	—	29
Issuance of common stock	—	—	—	—	—	—
Issuance of common stock	55	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	341	—	341
Net Loss	—	—	—	—	(275)	(275)
Balance at June 30, 2019	23,163	$2	$11,527	$1,393	$(61,957)	$(49,035)
Share-based compensation expense	—	—	18	—	—	18
Issuance of common stock	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	825	—	825
Net Income	—	—	—	—	1,647	1,647
Balance at September 30, 2019	23,163	$2	$11,545	$2,218	$(60,310)	$(46,545)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,267	$(4,493)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	140	108
Non-cash lease expense	578	—
Gain on the sale of fixed assets	(41)	—
Gain on change in fair value of derivatives	—	(24)
Share-based compensation	75	145
Deferred income taxes	(189)	(1,072)
Changes in operating assets and liabilities:
Deferred course expenses	(1,080)	577
Prepaid expenses and other receivable	158	622
Inventory	18	51
Other assets	(193)	(5)
Accounts payable-trade	(348)	37
Royalties payable	211	120
Accrued course expenses	1,430	619
Accrued salaries, wages and benefits	(230)	(832)
Operating lease liability	(640)	—
Other accrued expenses	284	868
Deferred revenue	4,817	1,636
Net cash provided by (used in) operating activities	6,257	(1,643)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(192)	(839)
Proceeds from sales of property and equipment	165	—
Net cash used in investing activities	(27)	(839)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(402)	(9)
Proceeds from issuance of debt	395	500
Net cash (used in) provided by financing activities	(7)	491
Effect of exchange rate differences on cash	269	157
Net increase (decrease) in cash and cash equivalents and restricted cash	6,492	(1,834)
Cash and cash equivalents and restricted cash, beginning of period	$6,637	$8,904
Cash and cash equivalents and restricted cash, end of period	$13,129	$7,070

Supplemental disclosures:
Cash paid during the period for interest	$25	$13
Cash paid during the period for income taxes, net of refunds received	$(66)	$(774)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description.

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, we market our products and services under a variety of brands including Making Money from Property with Martin RobertsTM; Brick Buy BrickTM; Building Wealth; Robbie Fowler Property AcademyTM; Women in WealthTM; Perform in PropertyTM, and Teach Me to TradeTM. In October 2019, we launched our new proprietary line of coaching products to support our students through every phase of their journey with us, from beginner to experienced investor. Our products and services are offered in North America, the United Kingdom and Other Foreign Markets.

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

Going Concern.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the quarter ended September 30, 2019, we had an accumulated deficit and a working capital deficit. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations globally as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	September 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$7,718	$1,557
Restricted cash	5,411	5,080
Total cash, cash equivalents, and restricted cash shown in the cash flow statements	$13,129	$6,637

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

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2018, we recognized income tax expense of $0.2 million related to the remeasurement of our deferred tax balance.

Note 2 - New Accounting Pronouncements

Accounting Standards Adopted in the Current Period

We have implemented all new accounting pronouncements that are in effect and that may impact our condensed consolidated financial statements. We do not believe that there are any other new accounting pronouncements that have been issued that would have a material impact on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No 2016-02 “Leases” to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”) and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. We elected to utilize the “package” of three expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. Our Condensed Consolidated Financial Statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with our historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on our Condensed Consolidated Balance Sheets of approximately $1.7 million. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on our retained earnings. See Note 12 – Leases, to our condensed consolidated financial statements for further discussion.

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

Share-based compensation expenses related to our restricted stock grants were $18.0 thousand and $31.0 thousand for the three months ended September 30, 2019 and 2018, and $75.0 thousand and $145.0 thousand for the nine months ended September 30, 2019 and 2018, respectively, which are reported as a separate line item in the condensed consolidated statements of changes in stockholders’ deficit.

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

We excluded unvested restricted stock awards from the diluted weighted-average number of shares used in our diluted EPS calculation of 667,915 for the three months ended September 30, 2018 and 968,264 for the nine months ended September 30, 2018, because we had a net loss in those periods.

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

Our weighted average unvested restricted stock awards outstanding were 364,056 and 667,915 for the three months ended September 30, 2019 and 2018, and 493,495 and 968,264 for the nine months ended September 30, 2019 and 2018, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
		Weighted			Weighted
		Average	Earnings		Average	Loss
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Loss	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$1,647	23,163		$(1,221)	23,005
Amounts allocated to unvested restricted shares	(26)	(364)		—	—
Amounts available to common stockholders	$1,621	22,799	$0.07	$(1,221)	23,005	$(0.05)
Diluted:
Amounts allocated to unvested restricted shares	26	364		—	—
Non participating share units		—			—
Amounts reallocated to unvested restricted shares	(26)	—		—	—
Amounts available to stockholders and assumed conversions	$1,621	23,163	$0.07	$(1,221)	23,005	$(0.05)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
		Weighted			Weighted
		Average	Earnings		Average	Loss
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Loss	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$1,267	23,134		$(4,493)	23,007
Amounts allocated to unvested restricted shares	(27)	(493)		—	—
Amounts available to common stockholders	$1,240	22,641	$0.05	$(4,493)	23,007	$(0.20)
Diluted:
Amounts allocated to unvested restricted shares	27	493		—	—
Non participating share units		—			—
Amounts reallocated to unvested restricted shares	(28)	—		—	—
Amounts available to stockholders and assumed conversions	$1,239	23,134	$0.05	$(4,493)	23,007	$(0.20)

Note 5 - Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements of fair value measurements. ASC 820 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

We did not have any financial liabilities measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis as of September 30, 2019 and December 31, 2018.

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

Note 6 - Short-Term and Long-Term Debt

(in thousands)	As of September 30, 2019	As of December 31, 2018
Promissory notes	$500	$500
Current portion of long-term debt	—	12
Total short-term borrowings and current portion of long-term debt	$500	$512

Long-term debt consists of the following:

(in thousands)	As of September 30, 2019	As of December 31, 2018
Installment notes payable for equipment financing	$—	$20
Less: current portion	—	(12)
Total long-term debt, net of current portion	—	$8

The following is a summary of scheduled debt maturities by year (in thousands):

2020	$500
Total debt	$500

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500 thousand from USA ReGrowth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which was initially due on March 13, 2019, was issued in an aggregate principal amount of $500 thousand and bore interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL. 33904. On March 8, 2019, we executed an extension of the maturity date to September 13, 2019. During the initial 120 days of the extension period, the Promissory Note bore interest at a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid. On September 13, 2019, we executed a second extension of the maturity date to March 13, 2020. During the initial 120 days of the second extension period, the Promissory Note bears a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid.

On January 21, 2019, we entered into a six-month Bridging Loan Agreement pursuant to which we borrowed the principal amount of £300 thousand from D.J. Fatica Asset Management Ltd. The loan bears interest at a fixed rate of 12% per annum. The loan is secured by property owned by LEAI Properties UK Ltd. On July 15, 2019, we paid the loan off in full.

Note 7 - Income Taxes

We recorded an income tax benefit of $51 thousand and $797 thousand for the three months ended September 30, 2019 and 2018, respectively. We recorded an income tax benefit of $111 thousand and $1,040 thousand for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate was (3.2%) and 39.5% for the three months ended September 30, 2019 and 2018, and (9.6%) and 18.8% for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2019, and December 31, 2018, valuation allowances of $7 million and $6.9 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by $0.1 million for each of the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, and December 31, 2018, we had total unrecognized tax benefits of $1.6 million, related to foreign and domestic tax positions. Of this amount, the Company estimates that $0.1 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A substantial portion of our liability for uncertain tax benefits is recorded as a reduction of net operating losses and tax credit carryforwards.

During the nine months ended September 30, 2019 and 2018, we had no material changes in uncertain tax positions. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

The Internal Revenue Service completed its examination of the corporation’s federal income tax returns for the years 2013-2015 resulting in no changes.

The Canadian Revenue Agency completed its examination of the corporation’s 2017-2018 goods and services tax (GST) and harmonized sales tax (HST) returns, resulting in an accrued assessment of $40 thousand, which is included within other accrued expenses.

The Tax Cuts and Jobs Act (The Act,) was enacted on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction in the US federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2018, we recognized income tax expense of $0.2 million related to the remeasurement of our deferred tax balance.

Note 8 - Concentration of Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of September 30, 2019 and December 31, 2018, including foreign subsidiaries, without FDIC coverage were $6.5 million and $1.1 million, respectively.

On July 18, 2019, one of our former merchant processors released a reserve of $2.0 million and has agreed to refund an additional $1.5 million in November 2019, subject to certain conditions.

Revenue

A significant portion of our revenue is derived from the Rich Dad brands. For the three months ended September 30, 2019 and 2018, Rich Dad brands provided 71.0% and 72.3% of our revenue, and 72.4% and 71.4% for the nine months ended September 30, 2019 and 2018, respectively. In addition, we have operations in North America, United Kingdom and Other foreign markets (see Note 9 — Segment Information).

On September 16, 2019, we received notice from Rich Dad Operating Company, LLC (“RDOC”), indicating that RDOC does not intend to extend the term of the September 1, 2013, Rich Dad Operating License Agreement (as amended, the “License Agreement”) by and between the Company and RDOC. The term of the License Agreement expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the Agreement.

Note 9 - Segment Information

We manage our business in three segments based on geographic location for which operating managers are responsible to the Chief Executive Officer. These segments include: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. Operating results, as reported below, are reviewed regularly by our Chief Executive Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of total revenue	2019	2018	2019	2018
North America	55.7%	56.1%	58.5%	56.9%
U.K.	18.6%	23.0%	20.9%	22.3%
Other foreign markets	25.7%	20.9%	20.6%	20.8%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

Operating results for the segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment revenue	(In thousands)		(In thousands)
North America	$14,452	$12,662	$43,419	$41,848
U.K.	4,816	5,191	15,518	16,400
Other foreign markets	6,668	4,704	15,273	15,286
Total consolidated revenue	$25,936	$22,557	$74,210	$73,534

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment gross profit contribution *	(In thousands)		(In thousands)
North America	$2,559	$1,621	$10,326	$5,018
U.K.	378	845	1,833	3,691
Other foreign markets	2,611	299	2,574	643
Total consolidated gross profit	$5,548	$2,765	$14,733	$9,352

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation and amortization expenses	(In thousands)		(In thousands)
North America	$24	$26	$96	$79
U.K.	13	11	41	25
Other foreign markets	1	1	3	4
Total consolidated depreciation and amortization expenses	$38	$38	$140	$108

	September 30,	December 31,
	2019	2018
Segment identifiable assets	(In thousands)
North America	$16,433	$11,566
U.K.	9,106	4,956
Other foreign markets	4,271	4,038
Total consolidated identifiable assets	$29,810	$20,560

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We have deferred revenue of $61.2 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of September 30, 2019. The revenue associated with these performance obligations is recognized as the obligation is satisfied. We did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	North America	U.K.	Other foreign	Total	North America	U.K.	Other foreign	Total
Revenue Type:	(In thousands)
Seminars	$9,174	$3,457	$3,485	$16,116	$7,369	$3,611	$3,143	$14,123
Products	2,753	852	1,457	5,062	2,916	984	643	4,543
Coaching and Mentoring	1,394	259	1,626	3,279	1,408	579	911	2,898
Online and Subscription	352	2	99	453	86	9	7	102
Other	779	246	1	1,026	883	8	—	891
Total revenue	$14,452	$4,816	$6,668	$25,936	$12,662	$5,191	$4,704	$22,557

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	North America	U.K.	Other foreign	Total	North America	U.K.	Other foreign	Total
Revenue Type:	(In thousands)
Seminars	$26,059	$10,900	$7,645	$44,604	$25,685	$11,731	$9,740	$47,156
Products	8,237	3,301	3,258	14,796	8,768	3,366	2,647	14,781
Coaching and Mentoring	4,193	904	4,121	9,218	4,156	1,223	2,882	8,261
Online and Subscription	1,280	6	248	1,534	1,038	33	17	1,088
Other	3,650	407	1	4,058	2,201	47	—	2,248
Total revenue	$43,419	$15,518	$15,273	$74,210	$41,848	$16,400	$15,286	$73,534

Note 11 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) were $1.7 million and $1.2 million for the three months ended September 30, 2019 and 2018, and $4.4 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively.

On September 30, 2019, the term of the License Agreement with RDOC expired. See Note 8 - Concentration of Risk, to our condensed consolidated financial statements for further discussion.

Custodial and Counterparty Risk.

We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at September 30, 2019 and December 31, 2018, were $5.4 million and $5.0 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At September 30, 2019 and December 31, 2018, we did not have a CDAR balance.

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

Tigrent Group Inc. v. Process America, Inc. (“PA”), Case No 1:12-cv-01314-RLM, filed March 16, 2012 in the U.S. District Court for the Eastern District of New York. In this case we sought the return of the $8.3 million credit card merchant reserve account deposit held by Process America Inc., a so-called “Independent Sales Organization” that places merchants with credit card processors. On November 12, 2012, PA filed for bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (“Bankruptcy Court.”) On December 3, 2012, the Bankruptcy Court obtained jurisdiction of our dispute with PA. On June 21, 2013, the Tigrent Group filed its proof of claim with Bankruptcy Court in the amount of $8.3 million. In July 2019, we received a cash payment from PA in the amount of $0.4 million, as a distribution. This amount was recognized and reported as other income in the condensed consolidated statements of operation for the nine months ended September 30, 2019.

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

On August 1, 2019, we entered into a new non-cancelable 36-month operating lease agreement for an office space in our UK segment. As a result of this agreement, we recognized a right of use asset and lease payable obligation in our Condensed Consolidated Balance Sheets of approximately $0.6 million, respectively.

Lease Position as of September 30, 2019

The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019:

(in thousands)	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease right of use assets	$1,788
	Total lease assets	$1,788

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$894
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$832
	Total lease liabilities	$1,726

Lease cost for the three and nine months ended September 30, 2019

The table below presents the lease related costs recorded on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019:

(in thousands)		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Lease cost	Classification
Operating lease cost	General and administrative expenses	$242	$578
	Total lease cost	$242	$578

Other Information

The table below presents supplemental cash flow information related to leases for the nine months ended September 30, 2019:

(in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$640
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$2,335

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of September 30, 2019:

Nine Months Ended September 30, 2019
Weighted average remaining lease term - operating leases	2.29 years
Weighted average discount rate - operating leases	12.00%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of September 30, 2019:

Amounts due within twelve months of September 30,	Operating Leases
(in thousands)
2019	$929
2020	735
2021	112
Total minimum lease payments	1,776
Less: effect of discounting	(50)
Present value of future minimum lease payments	1,726
Less: current obligations under leases	(894)
Long-term lease obligations	$832

There are no lease arrangements where the Company is the lessor.

Note 13 – Subsequent Events

Litigation

In the Matter of Legacy Education Alliance International Ltd., CR-2019-007199. On October 28, 2019, an Application for Administration was filed in the High Court of Justice, Business and Property Courts of England and Wales, whereby four creditors of Legacy Education Alliance, International Ltd., one of our UK subsidiaries, seek an administration order with respect to the business affairs of the subsidiary, the appointment of an administrator, and such other ancillary orders as the applicants may request or as the court deems appropriate. We are opposing the Application for Administration. The matter was adjourned until November 15, 2019 to allow the parties the opportunity to negotiate a Company Voluntary Arrangement (“CVA”), but there can be no assurances that an agreement with the claimants will be reached or that an Order of Administration will not be issued.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, symposiums, telephone mentoring, one-on-one mentoring, coaching and e-learning, we market our products and services under a variety of brands including Making Money from Property with Martin RobertsTM; Brick Buy BrickTM; Building Wealth; Robbie Fowler Property AcademyTM; Women in WealthTM; Perform in PropertyTM, and Teach Me to TradeTM. In October 2019, we launched our new proprietary line of coaching products to support our students through every phase of their journey with us, from beginner to experienced investor. Our products and services are offered in North America, the United Kingdom and Other Foreign Markets.

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

In addition to our international expansion efforts, we are diversifying our product offerings through the introduction of established brands into new markets and the development of new brands. Overall, we have 8 brands, which include:

●	Legacy Education: Our core training program provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor.

●	Building Wealth: A program that offers students training on how to build and preserve wealth, start or manage a business, and benefit through investing in property regardless of market conditions.

●	Making Money from Property with Martin Roberts™: A property-based curriculum focused on how and why to buy property at auction in the U.K. Based on the teachings of Martin Roberts, renowned U.K. TV personality, property expert, journalist, and author of Making Money from Property, our Making Money from Property program is designed to show investors tested strategies to buy at auction, as well as the difference between income and capital growth strategies, negotiating transactions, and buying properties overseas.

●	Perform in PropertyTM is the first British training program of its kind. Joining forces with gallant Olympians, Legacy sets out to empower students to take control of their financial future by providing three tiers of reality-based training and time-tested resources. The Perform in Property brand is designed to help students achieve the level of performance and financial independence they desire.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Robbie Fowler Property Academy™: Designed to teach investment strategies individuals can use to achieve a potential clear path towards long-term wealth, the goal of our Property Academy training program is to provide a comprehensive property investment education. We teach our students the investment strategies currently implemented throughout the UK, such as Social Housing, Buy-To-Let, Lease Options, and Land Development.

●	Teach Me to TradeTM is a brand designed for students who want to learn the core concepts of trading in the financial markets. Beginners and veteran traders alike can benefit from the Teach Me to Trade brand as it focuses on broad market concepts aimed at helping traders gain an understanding of the foundations for success in a new trading business. It teaches how to develop a game plan, develop a business-minded approach to trading and appreciate the vital skills needed to invest in the financial markets.

●	Teach Me to TradeTM is a brand designed for students who want to learn the core concepts of trading in the financial markets. Beginners and veteran traders alike can benefit from the Teach Me to Trade brand as it focuses on broad market concepts aimed at helping traders gain an understanding of the foundations for success in a new trading business. It teaches how to develop a game plan, develop a business-minded approach to trading and appreciate the vital skills needed to invest in the financial markets.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

●	Women In Wealth™: Created to inspire women of all ages and backgrounds to potentially achieve financial security, Women In Wealth seeks to empower women with a strong financial education and help them learn the potential benefits of real estate investing to create cash flow and build financial independence.

Recent Developments

On September 16, 2019, we received notice from Rich Dad Operating Company, LLC (“RDOC”), indicating that RDOC did not intend to extend the term of the September 1, 2013, Rich Dad Operating License Agreement (as amended, the “License Agreement”) by and between the Company and RDOC. The term of the License Agreement expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the Agreement.

On October 21, 2019, we launched our new proprietary line of coaching products to support our students through every phase of their journey with us, from beginner to experienced investor. It also represents a milestone in our going forward strategy of diversifying our sources of cash sales through the introduction of new brands and product lines. We offer coaching and mentoring services at a variety of price points that includes content ranging from mindset and motivation, continuing through coaching from subject matter experts in real estate investing techniques and strategies, and culminating in a personalized one-on-one onsite mentorship with one of the Company’s experienced mentors.

As we previously disclosed, the Company will continue to attempt to reduce its operating expenses and increase the revenues derived from its other brands. However, the termination of the License Agreement may have a material adverse effect on the Company’s business, financial condition and results of operations. At end of the third quarter of 2019, we launched our core brand, Legacy Education, to continue providing our students with practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets, investing strategies and techniques.

On October 28, 2019, an Application for Administration was filed in the High Court of Justice, Business and Property Courts of England and Wales, whereby four creditors of Legacy Education Alliance, International Ltd., one of our UK subsidiaries, seek an administration order with respect to the business affairs of the subsidiary, the appointment of an administrator, and such other ancillary orders as the applicants may request or as the court deems appropriate. We are opposing the Application for Administration. The matter was adjourned until November 15, 2019 to allow the parties the opportunity to negotiate a Company Voluntary Arrangement (“CVA”), but there can be no assurances that an agreement with the claimants will be reached or that an Order of Administration will not be issued.

Results of Operations

Our financial results in Q3 2019 were not impacted by the factors that affected our previous 2019 quarterly and 2018 annual financial results. During those prior periods, the primary factors were increases in labor, litigation, and software costs in connection with our new ERP system which was placed into production in January 2018. The aggregate increase in expense related to these items was $1.2 million, of which $1.1 million was related to litigation primarily associated with the installation of our ERP/CRM system which first went into production in January 2018. We anticipate no further expenses in this matter.

Our Results of Operations in 2019 and 2018 were as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$25,936	$22,557	$74,210	$73,534
Operating costs and expenses:
Direct course expenses	13,461	12,929	38,925	42,940
Advertising and sales expenses	5,208	5,691	16,141	17,261
Royalty expenses	1,719	1,172	4,411	3,981
General and administrative expenses	3,870	4,584	13,606	14,630
Total operating costs and expenses	24,258	24,376	73,083	78,812
Income/(loss) from operations	1,678	(1,819)	1,127	(5,278)
Other income (expense):
Interest income/(expense)	29	(5)	(86)	(13)
Other income (expense), net	(111)	(194)	115	(242)
Total other income (expense), net	(82)	(199)	29	(255)
Income/(loss) before income taxes	1,596	(2,018)	1,156	(5,533)
Income tax (expense) benefit	51	797	111	1,040
Net income/(loss)	$1,647	$(1,221)	$1,267	$(4,493)

Basic income/(loss) per common share	$0.07	$(0.05)	$0.05	$(0.20)
Diluted income/(loss) per common share	$0.07	$(0.05)	$0.05	$(0.20)

Basic weighted average common shares outstanding	22,799	23,005	22,641	23,007
Diluted weighted average common shares outstanding	23,163	23,005	23,134	23,007

Comprehensive income/(loss):
Net income/(loss)	$1,647	$(1,221)	$1,267	$(4,493)
Foreign currency translation adjustments, net of tax of $0	825	334	774	1,320
Total comprehensive income/(loss)	$2,472	$(887)	$2,041	$(3,173)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	51.9	57.3	52.5	58.4
Advertising and sales expenses	20.1	25.2	21.8	23.5
Royalty expenses	6.6	5.2	5.9	5.4
General and administrative expenses	14.9	20.3	18.3	19.9
Total operating costs and expenses	93.5	108.0	98.5	107.2
Income/(loss) from operations	6.5	(8.0)	1.5	(7.2)
Other income (expense):
Other income (expense), net	(0.3)	(0.9)	0.1	(0.3)
Total other income (expense), net	(0.3)	(0.9)	0.1	(0.3)
Income/(loss) before income taxes	6.2	(8.9)	1.6	(7.5)
Income tax (expense) benefit	0.2	3.5	0.1	1.4
Net income/(loss)	6.4%	(5.4)%	1.7%	(6.1)%

Outlook

Cash sales were $83.2 million for the nine months ended September 30, 2019 compared to $75.6 million for the nine months ended September 30, 2018, an increase of $7.6 million or 10.1%.

The increase was driven primarily by a $4.2 million increase in our North American segment, a $4.1 million increase in our U.K. segment, partially offset by a $0.7 million decrease in our Other Foreign Markets segment.

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

Operating Segments

Our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of total revenue	2019	2018	2019	2018
North America	55.7%	56.1%	58.5%	56.9%
U.K.	18.6%	23.0%	20.9%	22.3%
Other foreign markets	25.7%	20.9%	20.6%	20.8%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment revenue	(In thousands)		(In thousands)
North America	$14,452	$12,662	$43,419	$41,848
U.K.	4,816	5,191	15,518	16,400
Other foreign markets	6,668	4,704	15,273	15,286
Total consolidated revenue	$25,936	$22,557	$74,210	$73,534

North America

Over the past several years, our North America business shifted its focus to consist primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $11.7 million and $10.6 million or as a percentage of total segment revenue was 81.0% and 83.7% for the three months ended September 30, 2019 and 2018, and $34.9 million and $33.3 million or as a percentage of total segment revenue was 80.3% and 79.6% for the nine months ended September 30, 2019 and 2018, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training.

The North America segment revenue was $14.5 million and $12.7 million or as a percentage of total revenue was 55.7% and 56.1% for the three months ended September 30, 2019 and 2018, and $43.4 million and $41.8 million or as a percentage of total revenue was 58.5% and 56.9% for the nine months ended September 30, 2019 and 2018, respectively. The increase in revenue of $1.8 million or 14.2% during the three months ended September 30, 2019 compared to the same period in 2018, was due to an increase in recognition of revenue from increased attendance (i.e. fulfillment) of $1.2 million or 11.3% and increase in revenue from expired contracts of $0.6 million or 27.5%. The increase in revenue of $1.6 million or 3.8% during the nine months ended September 30, 2019 compared to the same period in 2018, was due to an increase in recognition of revenue from increased attendance (i.e. fulfillment) of $0.1 million or 0.4% and increase in revenue from expired contracts of $1.4 million or 19.5%.

U.K.

In contrast to our North America segment, our U.K. segment is more diversified among several different brands. Revenue derived from the Rich Dad brands was $1.4 million and $1.1 million or as a percentage of total segment revenue was 28.8% and 20.9% for the three months ended September 30, 2019 and 2018, and $5.1 million and $4.5 million or as a percentage of total segment revenue was 32.7% and 27.4% for the nine months ended September 30, 2019 and 2018, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $4.8 million and $5.2 million or as a percentage of total revenue was 18.6% and 23.0% for the three months ended September 30, 2019 and 2018, and $15.5 million and $16.4 million or as a percentage of total revenue was 20.9% and 22.3% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in revenue of $0.4 million or 7.7% for the three months ended September 30, 2019 compared to the same period in 2018, was due to a decreased attendance (i.e. fulfillment) of $0.2 million or 3.4% and decrease in recognition of revenue from expired contracts of $0.2 million or 23.4%. The decrease in revenue of $0.9 million or 5.5% for the nine months ended September 30, 2019 compared to the same period in 2018, was due to a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $1.0 million or 7.5%, partially offset by an increase in revenue from expired contracts of $0.1 million or 3.4%.

Other Foreign Markets

We operate in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. Revenue derived from the Rich Dad brands was $5.3 million and $4.6 million or as a percentage of total segment revenue was 79.7% and 98.1% for the three months ended September 30, 2019 and 2018, and $13.8 million and $14.7 million or as a percentage of total segment revenue was 90.1% and 96.1% for the nine months ended September 30, 2019 and 2018, respectively.

The Other Foreign Markets segment revenue was $6.7 million and $4.7 million or as a percentage of total revenue was 25.7% and 20.9% for the three months ended September 30, 2019 and 2018, and $15.3 million and $15.3 million or as a percentage of total revenue was 20.6% and 20.8% for the nine months ended September 30, 2019 and 2018, respectively. The increase in revenue of $2.0 million or 42.6% for the three months ended September 30, 2019 compared to the same period in 2018, was due to an increase in revenue from expired contracts of $1.9 million or 136.4% and an increase in recognition of revenue from increased attendance (i.e. fulfillment) of $0.1 million or 3.0%. Revenue was flat in the nine months ended September 30, 2019 and 2018, since a decrease in recognition of revenue from decreased attendance (i.e. fulfillment) of $2.6 million or 23.3%, was offset by an increase in revenue from expired contracts of $2.6 million or 67.8%.

Three months ended September 30, 2019 Compared to Three months ended September, 2018

Revenue

Revenue was $25.9 million for the three months ended September 30, 2019 compared to $22.6 million for the three months ended September 30, 2018. Revenue increased $3.3 million or 14.6% during the three months ended September 30, 2019 compared to the same period in 2018. The increase in revenue was mainly due to an increased attendance (i.e. fulfillment) of $2.3 million or 48.8% and an increase in recognition of revenue from increased attendance (i.e. fulfillment) of $1.0 million or 6.3%.

Cash sales were $28.0 million for the three months ended September 30, 2019 compared to $23.3 million for the three months ended September 30, 2018, an increase of $4.7 million or 20.2%. The increase was driven by a $3.0 million increase in our North American segment, a $1.3 million increase in our U.K. segment and a $0.4 million increase in our Other Foreign Markets segment.

Operating Expenses

Total operating costs and expenses were $24.3 million for the three months ended September 30, 2019 compared to $24.4 million for the three months ended September 30, 2018, a decrease of $0.1 million or 0.4%. The decrease was primarily due to a $0.7 million decrease in general and administrative expenses and a $0.5 million decrease in advertising and sales expenses, which was partially offset by a $0.6 million increase in direct course expenses and a $0.5 million increase in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $13.5 million for the three months ended September 30, 2019 compared to $12.9 million for the three months ended September 30, 2018, an increase of $0.6 million or 4.7%, which was primarily related to increases in sales and training compensation, due to improved internal sales performance metrics, venue expenses, and mentor fulfilment costs.

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

Advertising and sales expenses were $5.2 million for the three months ended September 30, 2019 compared to $5.7 million for the three months ended September 30, 2018, a decrease of $0.5 million, or 8.8%. As a percentage of revenue, advertising and sales expenses were 20.1% and 25.2% of revenue for the three months ended September 30, 2019 and 2018, a decrease of 5.1%.

Royalty expenses

Until the expiration of their term on September 30, 2019, we had licensing and related agreements with Rich Dad Operating Company (RDOC), whereby we had exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $1.7 million for the three months ended September 30, 2019 compared to $1.2 million for the three months ended September 30, 2018, an increase of $0.5 million or 41.7%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $3.9 million for the three months ended September 30, 2019 compared to $4.6 million for the three months ended September 30, 2018, a decrease of $0.7 million, or 15.2%. The decrease in general and administrative expenses was the result of concluding the new ERP software implementation costs.

Income tax expense

We recorded an income tax benefit of $51 thousand and $797 thousand for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rate was (3.2%) and 39.5% for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2019, and December 31, 2018, valuation allowances of $7.0 million and $6.9 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by $0.1 million for the three months ended September 30, 2019. There were no significant changes in our valuation allowance during the three months ended September 30, 2018.

Net Income/(Loss)

Net income was $1.6 million or $0.07 per basic and diluted common share for the three months ended September 30, 2019, compared to a net loss of $1.2 million or ($0.05) per basic and diluted common share for the three months ended September 30, 2018, an increase in net income of $2.8 million or $0.12 per basic and diluted common share.

Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018

Revenue

Revenue was $74.2 million for the nine months ended September 30, 2019 compared to $73.5 million for the nine months ended September 30, 2018. Revenue increased $0.7 million or 1.0% during the nine months ended September 30, 2019 compared to the same period in 2018. The increase in revenue was due to an increase in revenue from expired contracts of $4.2 million or 29.0%, partially offset by a decreased attendance (i.e. fulfillment) of $3.5 million or 5.9%.

Cash sales were $83.2 million for the nine months ended September 30, 2019 compared to $75.6 million for the nine months ended September 30, 2018, an increase of $7.6 million or 10.1%. The increase was driven primarily by a $4.2 million increase in our North American segment, a $4.1 million increase in our U.K. segment, partially offset by a $0.7 million decrease in our Other Foreign Markets segment.

Operating Expenses

Total operating costs and expenses were $73.1 million for the nine months ended September 30, 2019 compared to $78.8 million for the nine months ended September 30, 2018, a decrease of $5.7 million or 7.2%. The decrease was primarily due to a $3.9 million decrease in direct course expenses, a $1.2 million decrease in advertising and sales expenses, a $1.0 million decrease in general and administrative expenses, partially offset by a $0.4 million increase in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $39.0 million for the nine months ended September 30, 2019 compared to $42.9 million for the nine months ended September 30, 2018, a decrease of $3.9 million or 9.1%, which was primarily related to decreases in preview product costs and sales and training compensation, mainly due to the adjustments to our sales compensation programs. We have adjusted our sales compensation programs to align them with sales forecasts for the year ending December 31, 2019.

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

Advertising and sales expenses were $16.1 million for the nine months ended September 30, 2019 compared to $17.3 million for the nine months ended September 30, 2018, a decrease of $1.2 million, or 6.9%. As a percentage of revenue, advertising and sales expenses were 21.8% and 23.5% of revenue for the nine months ended September 30, 2019 and 2018, a decrease of 1.7%.

Royalty expenses

Until the expiration of their term on September 30, 2019, we had licensing and related agreements with RDOC, whereby we had exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $4.4 million for the nine months ended September 30, 2019 compared to $4.0 million for the nine months ended September 30, 2018, an increase of $0.4 million or 10.0%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $13.6 million for the nine months ended September 30, 2019 compared to $14.6 million for the nine months ended September 30, 2018, a decrease of $1.0 million, or 6.8%. The decrease in general and administrative expenses was the result of concluding the new ERP software implementation costs.

Income tax expense

We recorded an income tax benefit of $111 thousand and $1,040 thousand for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate was (9.2) and 18.8% for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2019, and December 31, 2018, valuation allowances of $7.0 million and $6.9 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by $0.1 million for the nine months ended September 30, 2019. There were no significant changes in our valuation allowance during the nine months ended September 30, 2018.

Net Income/(Loss)

Net income was $1.3 million or $0.05 per basic and diluted common share for the nine months ended September 30, 2019, compared to a net loss of $4.5 million or ($0.20) per basic and diluted common share for the nine months ended September 30, 2018, an increase in net income of $5.8 million or $0.25 per basic and diluted common share.

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

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our relatively modest operating cash flows during the past two years combined, it has been necessary for us to manage our cash position to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, favorable terms from our merchant processors, seasonality, and fluctuations in foreign currency exchange rates. Our unrestricted cash position has improved during the nine months ended September 30, 2019 with the addition of new merchant processors in the second half of 2018, who retain a significantly lower reserve than our main merchant processor had done for most of fiscal year 2018. As a result, our unrestricted cash in fiscal year 2018 was limited. As a result of these improved terms, our unrestricted cash should continue to improve. On July 18, 2019, one of our former merchant processors released a reserve of $1.9 million. In addition, this former merchant processor has agreed to refund an additional $1.5 million in November 2019, subject to certain conditions.

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2019 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will be sufficient to fund our expected financial obligations and anticipated liquidity requirements for fiscal year 2019. However, for the quarter ended September 30, 2019, we had an accumulated deficit and a working capital deficit. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations globally as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	6,257	(1,643)
Net cash provided by (used in) investing activities	(27)	(839)
Net cash provided by (used in) financing activities	(7)	491
Effect of exchange rate differences on cash	269	157
Net increase (decrease) in cash and cash equivalents and restricted cash	6,492	(1,834)

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $6.3 million in the nine months ended September 30, 2019 compared to net cash used in operating activities of $1.6 million in the nine months ended September 30, 2018, representing a period-over-period increase of $7.9 million. This increase was primarily the result of increased earnings, and an increase in current liabilities for deferred revenue.

Investing Cash Flows

Net cash used in investing activities totaled $27.0 thousand in the nine months ended September 30, 2019 compared to net cash used in investing activities of $839.0 thousand in the nine months ended September 30, 2018, representing our net sale of property and equipment.

Financing Cash Flows

Our consolidated capital structure as of September 30, 2019 and December 31, 2018 was 100.0% equity.

Net cash used in financing activities totaled $7.0 thousand during the nine months ended September 30, 2019 compared to net cash provided by financing activities of $491.0 thousand in the nine months ended September 30, 2018. Net cash provided by financing activities during the nine months ended September 30, 2018, primarily represents the proceeds from issuance of the Promissory Note, which is due March 13, 2020.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of September 30, 2019, and December 31, 2018, our consolidated current deferred revenue was $61.2 million and $57.4 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2019, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of September 30, 2019 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of September 30, 2019, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company’s equity securities during the nine months ended September 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.4	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
10.1	August 16, 2019, Amendment to September 1, 2013 Rich Dad Operating License Agreement, as amended, by and between the Company and Rich Dad Operating Company, LLC.
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: November 13, 2019	By:	/s/ JAMES E. MAY
James E. May Chief Executive Officer and Director

Dated: November 13, 2019	By:	/s/ VANESSA GUZMÁN-CLARK
Vanessa Guzmán-Clark
Chief Financial Officer