Form 10-K
period 2019-12-31
Legacy Education Alliance, Inc.
filed 2020-03-30
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number: 000-55790

LEGACY EDUCATION ALLIANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	39-2079974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1612 Cape Coral Parkway East, Cape Coral, Florida 33904

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (239) 542-0643

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which registered
Legacy Education Alliance, Inc. Common Stock, par value $0.0001	LEAI	OTCQB

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,718,713 based on the closing sale price of the registrant’s common stock as traded on the NASDQ Over the Counter Electronic Bulletin Board on such date of $0.18 per share. As of March 30, 2020, there were 23,162,502 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Legacy Education Alliance, Inc.’s proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2019

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Annual Report on Form 10-K under the headings “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our forum-style course delivery model that should lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; and the estimates and matters described under the caption “Item 7. Management’s Discussion and Analysis-Results of Operations-Outlook.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors,” and in our other filings with the Securities and Exchange Commission. There may be other factors of which we are currently unaware or that we deem immaterial that may cause our actual results to differ materially from the expectations we express in our forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate.

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

Our Strategy

Our objective is to be the leading provider of services and products that enable individuals from all walks of life, regardless of their current economic situation and educational background, to take control of their financial futures and enable them to achieve financial freedom.

Our strategy is focused primarily on the following areas:

●	Continued development of our North American businesses. We will continue our focus on our service offerings in an attempt to improve our revenue and expand our offerings as appropriate, including e-learning and other electronic format offerings and the development of new brands. Our flagship brand, Homemade Investor by Tarek El Moussa, is based on Tarek El Moussa, successful real estate investor and co-star of the hit HGTV show Flip or Flop, currently filming its ninth season with over 19 million viewers and ranked #1 cable show in its time slot. In addition to successfully flipping hundreds of properties over the years, Tarek is a successful Entrepreneur, real estate expert and investor with a portfolio of over 100 properties, a wholesale real estate company and a production company. Tarek’s new solo HGTV show, “Flipping 101 w/ Tarek El Moussa” premiered in March 2020 and feature Tarek as he partners with real estate novices to help them learn the secrets of a successful flip. Homemade Investor by Tarek El Moussa introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Currently, our Homemade Investor events are offered nationwide including webinars, free workshops, 3-day trainings, and large stage events with Tarek presenting as the keynote, all selling into our advanced training products.

●	Security and longevity of our brands. We operate under two different brands. This allows us the flexibility to provide our services through different demographics, price points and sales channels. This strategy of going to market with multiple brands allows us to protect the individual brands, reduce brand fatigue and to provide brand diversification, while maintaining overall market share and meeting competition.

●	Fulfilling our customer obligations. We intend to improve the cost efficiency with which we fulfill our customer commitments. We have:

●	Expanded the options for course fulfillment in order to reduce the number of expired contracts by increasing the number of courses offered through electronic media and via the internet;

●	Implemented an improved outreach program that involves contacting our customers to help them manage their course schedules;

●

During Q4 2019, we transitioned from Symposiums to Legacy Investor Forums (Forums). The Forums are live events that provide a learning and building experience for the novice to expert investor. Forums deliver business advancement to attendees through education and offer an arena for attendees to discover new relationships with companies, as well as their fellow investors.

In December 2019, we held our first virtual symposium where we presented various advanced classes, student networking opportunities, and third-party sales opportunities via livestream to create the look and feel of a live symposium through the use of digital delivery methods.

●	Enhanced eLearning . We continue developing and promoting interactive and online distributed course content and enhanced technology platforms capable of streaming video, interactive e-learning, and distributed e-learning.

●	Consistent quality assurance . We believe that to be an effective provider of training we need to ensure that our course offerings meet our strict quality assurance guidelines. We will continue to monitor and enforce standards for marketing, sales presentations, and training delivery throughout our organization.

●	Continued professional development. We will continue to identify, recruit and retain a team of trainers, mentors and coaches who possess practical, hands-on experience in their areas of expertise.

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

The Company will continue to attempt to reduce its operating expenses and increase the revenues derived from its other brands. However, the termination of the License Agreement will have a material adverse effect on the Company’s business, financial condition and results of operations. At end of the third quarter of 2019, we launched our core brand, Legacy Education, to continue providing our students with practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets, investing strategies and techniques.

On October 28, 2019, four creditors of Legacy Education Alliance International Ltd. (“Legacy UK”), one of our UK subsidiaries, obtained an order from the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”) with respect to the business and affairs of Legacy UK. Pursuant to the Administration Order of November 15, 2019, from the English Court, the two individuals appointed as administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. Further details, including the resolution of claims and liabilities, and other information regarding the administration may not be forthcoming for several months. We are considering our alternatives for future operations in the United Kingdom and is continuing to conduct business outside the United States through its other foreign subsidiaries in Canada, Hong Kong, Australia, and South Africa. The impact of this transaction is reflected as a discontinued operation in the consolidated financial statements.

On December 23, 2019, we entered into an agreement with T&B Seminars Inc. (T&B) to develop and operate a seminar style education business (subsequently branded Homemade Investor by Tarek El Moussa) that will use, among other things, the names, images, and likenesses of Tarek El Moussa to market and sell customers real estate investing oriented education products. T&B granted to the Company a sole and exclusive worldwide license to certain intellectual property, including, certain trademarks and copyrights and the name, image and likeness of Tarek El Moussa, in each case to the extent necessary for us to develop and create educational materials and promote and conduct a branded real estate seminar style education business. This is our first step in introducing new brands moving forward to diversify cash sales in our real estate education programs.

On February 20, 2020, Anthony C. Humpage notified the Board of Directors of Legacy Education Alliance, Inc. (the “Company”) of his resignation as a director of our Company and all Company subsidiaries, effective as of March 31, 2020. Mr. Humpage’s resignation was not the result of any dispute or disagreement with our Board of Directors or management on any matter relating to our operations, policies or practices.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 coronavirus outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020 we have ceased conducting live sales and fulfillment events for an undetermined period of time, which we expect will have a materially adverse impact on results of our operations.

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. We market our products and services under two brands: Legacy EducationTM; and Homemade Investor in conjunction with HGTV’s star Tarek El Moussa. In October 2019, we launched our new proprietary line of coaching products to support our students through every phase of their journey with us, from beginner to experienced investor. Our products and services are offered in North America, UK and Other Foreign Markets. In December 2019, we held our first virtual (online) symposium and our first Legacy Investor Forum and entered into the Development Agreement with T&B Seminars, Inc. for the development of the Homemade Investor by Tarek El Moussa brand. In December 2019, we held our first virtual (online) symposium and our first Legacy Investor Forum, and entered into the Development Agreement with T&B Seminars, Inc. for the development of the Homemade Investor by Tarek El Moussa brand.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the fee. We recognize revenue immediately when we sell our (i) proprietary products delivered at time of sale and (ii) third party products sales. Our symposiums and forums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2019	2018
North America	72.1%	69.6%
U.K.	5.5%	4.2%
Other foreign markets	22.4%	26.2%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
Segment revenue	2019	2018
	(In thousands)
North America	$54,427	$53,049
U.K.	4,128	3,229
Other foreign markets	16,941	19,891
Total consolidated revenue	$75,496	$76,169

See the caption Revenue, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

As of December 31, 2019, we operate under two brands:

●	Homemade Investor by Tarek El Moussa™ introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Currently, our Homemade Investor events are offered nationwide including free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products.

●	Legacy Education™: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor.

Marketing

Our various brands are the foundation for our marketing efforts. These brands provide credibility and sustainability within our media mix to promote live events and online trainings. Live onsite two-hour free preview workshops are offered weekly in multiple markets in North America. Marketing these events is primarily done online through social media posts, internet banner ads, text ads, and emails. Direct mail, radio, television, public relations, and print advertising may also be used to obtain event registrations. We enter into marketing and other agreements with third parties to advertise our products and services.

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

We utilize different preview brands to market into our advance training division, which we re-branded to Elite Legacy Education to expand our market reach. Elite training classes are fulfilled through various delivery methods to meet the needs of our customers.

We also market for new customers who prefer to learn online and provide people the opportunity to attend free ninety-minute live online webinars that are held weekly on six different topics. Webinars are marketed via online banner ads, affiliate marketing, email campaigns, social media and other media methods.

Training Programs

We have three significant categories for our programs:

●	Basic training live and online courses,

●	Elite level live and online training courses, and

●	Individualized mentoring programs.

Basic Training Courses

●	Homemade Investor by Tarek El MoussaTM

●	Legacy Education™

Elite Training Courses

Customers who attend our basic training courses may choose to continue with Elite training courses in real estate, financial markets investing and/or entrepreneurship skills. The Elite training courses of study include:

Elite Real Estate Courses		Elite Financial Markets Courses

●	Momentum	●	Master Trader™
●	Tax and Asset Protection	●	Options 1
●	Wholesale Buying	●	FOREX
●	Discount Notes & Mortgages	●	Options 2
●	Banking Relationships & Short Sale Systems	●	Elite Options
●	Mobile Homes	●	Asset Protection
●	Foreclosure Strategies	●	Elite FOREX
●	Fund, Fix and Flip	●	FACT (Futures & Commodity Trading)
●	Marketing Today
●	Income Properties
●	Tax Liens
●	Lease Options
●	Commercial Real Estate
●	Business Financing & Factoring
●	Domestic Land Development
●	Creative Real Estate Financing
●	Buy, Rent and Hold (North America)
●	Buy, Fix and Sell (North America)
●	Creative Financing (North America)

Elite Business Entrepreneurship Courses

●	Business Tax and Asset Protection
●	Top Branding and Marketing Strategies
●	Strategies for Raising Capital
●	Mind Over Money
●	Legacy Business Training

The goal of our fulfillment strategy is to provide maximum flexibility to the students to allow them take any of their classes in whatever format, and in any combination of formats, that works best for them. Students may access training content through multiple delivery channels, including:

●	Live Classroom: In-person “one-on-many” intensive 3-day class with a live instructor and any number of students in the same room, at a symposium, a forum or as a stand-alone class.

●	Live Stream: Interactive real-time streaming of a Live Classroom training that may be viewed by a student remotely via the internet. Live stream classes can be reviewed for 30-days post-class.

●	Live On-Line: Live presentations of a class in modules presented over a period of weeks with a live instructor and any number of students in any number of locations who attend remotely via the internet. Student has access to recordings of the modules for 30 days after the last live session.

●	On-Demand: Class that is presented in self-paced pre-recorded modules via internet link with 24/7 access for the life of the contract. Unlike the three “live” fulfillment options, which require the student to attend classes when LEAI schedules them, the On-Demand Options provides the student the flexibility to take the class whenever they want, and as many times as they want, during the life of the student’s contract.

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

Competition

During our more than 20-year history, we have competed with several organizations within the U.S. and internationally. Our primary competitors are Fortune Builders, Armando Montelongo, and Mayflower Alliance Ltd. Some of these competitors have established brands through a media-based relationship, such as HGTV, and use television programs to promote their brands.

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

We believe that the range and depth of our course offerings, the quality of our trainers and reference materials are comparable or superior to those of our competitors. Typically, our trainers for our Elite courses have been active investors in their chosen field, have been trained by us and, to a large degree, are previous customers of our programs. Trainers for our Elite courses are chosen based on their knowledge and experience with the coursework covered and are further qualified by meeting knowledge standards developed internally.

Brand Development Agreement with the T&B Seminars, Inc.

Effective December 23, 2019, we entered into a Real Estate Education Training Program Development Agreement (the “Development Agreement”) with T&B Seminars, Inc. (“T&B”), an affiliate of Tarek El Moussa, pursuant to which Holdings and Tarek El Moussa agreed to develop and operate a seminar style education business that will use, among other things, the names, images, and likenesses of Tarek El Moussa to market and sell customers real estate investing oriented education products. Pursuant to the Development Agreement, T&B granted to the Company a sole and exclusive worldwide license to certain intellectual property, including, certain trademarks and copyrights and the name, image and likeness of Tarek El Moussa, in each case to the extent necessary for Holdings to develop and create educational materials and promote and conduct a branded real estate seminar style education business that uses the intellectual property.

As consideration for the licensed rights under the Development Agreement, Holdings agreed to pay T&B base royalty percentages on cash sales of products to persons responding to a branded marketing campaign that uses the licensed intellectual property. Also, as consideration for Tarek El Moussa providing certain marketing support, Holdings agreed to pay T&B marketing royalty percentages on cash sales of products at live events and at online webinars to persons responding to a branded marketing campaign that uses the licensed intellectual property. Furthermore, as consideration for the exclusivity of the rights under the Development Agreement, commencing on the seventh month of the term of the Development Agreement, Holdings agreed that the monthly royalties paid to T&B will not be less than an agreed to amount.

The Development Agreement has an initial term of five years and will automatically renew thereafter for successive five-year terms unless either party provides prior written notice of termination no less than 90 days prior to the end of such five-year term.

Licensing Agreements with the Rich Dad and Other Parties

Through September 2019, our primary business relied on our license of the Rich Dad brand and related marks and intellectual property. The following transactions summarize our license to use the Rich Dad trademarks, trade names and other business information worldwide (the “Rich Dad Intellectual Property Rights”).

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

Effective November 26, 2019, our licenses to operate under the Perform in Properties, Making Money with Martin Roberts™ and Robbie Fowler’s Property Academy™ were transferred to Mayflower Alliance Ltd in conjunction with the sale of the business of Legacy UK.

Employees and Independent Contractors

As of December 31, 2019, we had approximately 120 full-time employees of whom 115, or 96% were located in our North America segment and the remaining 4% were located in South Africa and Hong Kong. In addition, we employ part-time employees in various capacities and independent contractors who are trainers, coaches or mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid commissions based upon the dollar value of the courses purchased by customers at our free preview workshops and basic training courses or are paid fixed fees for teaching and mentoring Elite courses. Independent contractors are required to execute agreements with us that set forth their commission structures and typically contain confidentiality and non-competition provisions.

Available Information

We electronically file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 . The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 . The SEC also maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at http:// www.legacyeducationalliance.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We anticipate that our Homemade Investor by Tarek El MoussaTM real estate and financial market course offerings will account for substantially all of our sales in 2020. The alteration or termination of our Brand Development Agreement with T&B Seminars Inc. would have a material adverse effect on our business, financial condition and results of operations

The termination of our license agreement to Rich Dad Education brand has materially adversely impact our business, financial condition and results of operations, given the high concentration of sales from course offerings under Rich Dad Education brand.

Our Rich Dad® Education real estate and financial market course offerings accounted for approximately 84.6% of our total revenue in 2019. Our 2013 License Agreement with Rich Dad ®, as amended, expired on September 30, 2019. The termination of our 2013 License Agreement or termination of our relationship with the Rich Dad Parties has had a material adverse effect on our business, financial condition and results of operations.

If revenues from our Homemade Investor brand do not meet expectations, this could materially adversely impact our business, financial condition and results of operations.

We anticipate that our Homemade Investor by Tarek El MoussaTM real estate and financial market course offerings will account for substantially all of our sales in 2020. If revenue from the Homemade Investor Brand fails to meet expectations and is not offset by revenue increases in our other brands or from other sources it could have a material adverse effect on our business, financial condition and results of operations. Further, a decrease in popularity or public acceptance of Tarek El Moussa or the Homemade Investor by Tarek El Moussa Brand would have a significant impact on our business, financial condition and results of operations. Additionally, if Mr. Tarek El Moussa, does not spend as much time in the public eye, it could impact the popularity of the Homemade Investor Brand and consequently impact our sales of Homemade Investor products.

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

Our management has determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

●	Financial Reporting Systems: The weakness in our internal control system identified by our management relate to the implementation of our new ERP system, which went into production on January 1, 2018. Our ERP software is not able to produce complete and accurate information in regard to revenues and deferred revenues for consistent financial reporting purposes.

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

Our cash flows from operations decreased in 2019 versus our cash flows from operations in 2018. If this trend were to continue in the future, it could impair our ability to fund our working capital needs and adversely affect our financial condition.

Management currently projects that our available cash balances will not be sufficient to maintain our operations during 2020. In addition, when considering all of the applicable operational and external risks and uncertainties, including, but not limited to cash generated from new and ongoing business initiatives, our ability to effectively execute our strategies, relationships with our credit card processors, and potential current and future litigation matters, we believe that we may not be adequately capitalized. We may seek to obtain additional capital through the issuance of equity or debt, which may dilute the equity holdings of our current investors. In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates, and repayment provisions that reduce our cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the economic environment. If we cannot generate the required cash to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, or limit our operations.

Our operations outside the United States subject us to additional risks inherent in international operations.

We currently operate in the United Kingdom, Canada, Hong Kong, South Africa and other international markets in addition to our U.S. operations. As a result, we face risks that are inherent in international operations, including:

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

If we are unable to successfully manage these and other factors, our business could be adversely affected, and our financial condition and results of operations could suffer.

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business.

We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws and export-import compliance and trade laws, and data protection due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons ( i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage. They also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business in some parts of the world, such as Hong Kong, that are recognized as having governmental and commercial corruption and in such countries, strict compliance with anti-bribery laws may conflict with local customs and practices. Under some circumstances, a parent company may be civilly and criminally liable for bribes paid by a subsidiary. We cannot assure you that our internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations may have occurred, including without limitation violations of anti-corruption laws, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions, and imprisonment of the individuals involved. As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

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

We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our customers. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential customer or employee data. While we take measures to protect the security of, and unauthorized access to, our systems, as well as the privacy of personal and proprietary information, it is possible that our security controls over our systems, as well as other security practices we follow, may not prevent the improper access to or disclosure of personally identifiable or proprietary information. In addition, much of our financial, customer, and employee data resides on third party equipment not within our custody or control such that we cannot prevent the improper access to or disclosure of such data or might be prevented from accessing such data for our own purposes. Any such disclosures or inability to access our proprietary information could harm our reputation and subject us to liability under our contracts and laws that protect personal data, or negatively impact our ability to manage operations resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services.

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

Adverse weather, natural disasters, external labor disruptions, pandemics, and other adverse events may affect our ability to conduct our business and could have a material adverse effect on our business, financial condition and results of operations. Public health risks, such as epidemics or pandemics, and severe weather or natural disasters, such as hurricanes, blizzards, floods and earthquakes, and other events beyond our control may reduce the ability or willingness of our students to travel to or otherwise attend our events. These events may also disrupt the printing and transportation of the materials used in our direct mail campaigns. Furthermore, postal strikes could occur in the countries where we operate which could delay and reduce delivery of our direct mail marketing materials. Transportation strikes could also occur in the countries where we operate, adversely affecting our ability to conduct business.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“ FINRA ”) has adopted similar rules that may also limit a stockholder’s ability to buy and sell our Common Stock. FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for such customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

On November 12, 2018, the Board of Directors of Legacy Education Alliance, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Rights Agreement dated as of February 16, 2017 by and between the Company and VStock Transfer  LLC (VStock), as Rights Agent (the “Rights Agreement”), to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2021, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

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

On November 25, 2019, we entered into an assumption agreement with Broadridge Corporate Issuer Solutions, Inc. (Broadridge), whereby Broadridge assumes the role of Rights Agent under the Rights Agreement, effectively replacing VStock as Rights Agent.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth our office locations as of December 31, 2019:

Purpose	Location	Own/lease	Approximate square footage	Lease expiration
Executive offices	Cape Coral, FL	Own	40,734	—
Hong Kong corporate administration	Causeway Bay, Hong Kong	Lease	208	Jan. 2021
U.K. residential rental property	Birmingham, West Midlands, U.K.	Own		—
U.K. residential rental property	Birmingham, West Midlands, U.K.	Own		—
U.K. residential rental property	Birmingham, West Midlands, U.K.	Own		—
U.K. residential investment property	Birmingham, West Midlands, U.K.	Own		—
40,942

We are the sole beneficiary of a land trust that owns the land and building of our executive offices in Cape Coral, Florida. James E. May, our Chief Executive Officer, serves as the trustee. Our executive office building is approximately 37,492 square feet and is situated on approximately 4.3 acres.

We lease approximately 208 square feet of office space which is used corporate administration purposes in Causeway Bay, Hong Kong. The lease expires in January 2021 at which time we will lease the facility on a month to month basis. The total monthly rent is approximately $5,861. Currently, we are in the process of canceling the lease early.

We own four residential properties in the United Kingdom as investment and rental properties. These properties were acquired as case studies for our course offerings. Three of the properties were acquired to be leased to individual tenants. The fourth property was acquired with the intention of renovating and selling for a profit. In January 2020, we sold this property and we recognized a gain of $33.1 thousand.

We believe that our facilities are adequate for our current purposes.

ITEM 3. LEGAL PROCEEDINGS

See Note 15 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for information about legal proceedings in which we are involved.

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

	High	Low
Year ended December 31, 2019
Fourth Quarter	$0.1	$0.0
Third Quarter	$0.4	$0.1
Second Quarter	$0.2	$0.1
First Quarter	$0.2	$0.1
Year ended December 31, 2018
Fourth Quarter	$0.3	$0.1
Third Quarter	$0.4	$0.2
Second Quarter	$0.6	$0.4
First Quarter	$0.5	$0.3

Holders

As of December 31, 2019, there were approximately 266 stockholders of record for our Common Stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

Dividends

We have not paid out any cash dividends for the past two years and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2015 Equity Plan (the “2015 Incentive Plan”) was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015. The financial activity pertaining to our employees and directors under the 2015 Incentive Plan is incorporated by reference to Note 7 “Share-Based Compensation” on page F-14 of our consolidated financial statements, presented herein.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. We market our products and services under two brands: Legacy EducationTM; and Homemade Investor in conjunction with HGTV’s star Tarek El Moussa. In October 2019, we launched our new proprietary line of coaching products to support our students through every phase of their journey with us, from beginner to experienced investor. Our products and services are offered in North America, UK and Other Foreign Markets. In December 2019, we held our first virtual (online) symposium and our first Legacy Investor Forum and entered into the Development Agreement with T&B Seminars, Inc. for the development of the Homemade Investor by Tarek El Moussa brand. In December 2019, we held our first virtual (online) symposium and our first Legacy Investor Forum, and entered into the Development Agreement with T&B Seminars, Inc. for the development of the Homemade Investor by Tarek El Moussa brand.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the fee. We recognize revenue immediately when we sell our (i) proprietary products delivered at time of sale and (ii) third party products sales. Our symposiums and forums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014. Today we are a global company that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

As of December 31, 2019, we operate under two brands:

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Currently, our Homemade Investor events are offered nationwide including free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products.

●	Legacy EducationTM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor.

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

On October 28, 2019, four creditors of Legacy Education Alliance International Ltd. (“Legacy UK”), one of our UK subsidiaries, obtained an order from the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”) with respect to the business and affairs of Legacy UK. Pursuant to the Administration Order of November 15, 2019, from the English Court, the two individuals appointed as administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. Further details, including the resolution of claims and liabilities, and other information regarding the administration may not be forthcoming for several months. We are considering our alternatives for future operations in the United Kingdom and is continuing to conduct business outside the United States through its other foreign subsidiaries in Canada, Hong Kong, Australia, and South Africa. The impact of this transaction is reflected as a discontinued operation in the consolidated financial statements.

On December 23, 2019, we entered into an agreement with T&B Seminars Inc. to develop and operate a seminar style education business (subsequently branded Homemade Investor by Tarek El Moussa) that will use, among other things, the names, images, and likenesses of Tarek El Moussa to market and sell customers real estate investing oriented education products. T&B granted to the Company a sole and exclusive worldwide license to certain intellectual property, including, certain trademarks and copyrights and the name, image and likeness of Tarek El Moussa, in each case to the extent necessary for us to develop and create educational materials and promote and conduct a branded real estate seminar style education business. This is our first step in introducing new brands moving forward to diversify cash sales in our real estate education programs.

On February 20, 2020, Anthony C. Humpage notified the Board of Directors of Legacy Education Alliance, Inc. (the “Company”) of his resignation as a director of our Company and all Company subsidiaries, effective as of March 31, 2020. Mr. Humpage’s resignation was not the result of any dispute or disagreement with our Board of Directors or management on any matter relating to our operations, policies or practices.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 coronavirus outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020 we have ceased conducting live sales and fulfillment events for an undetermined period of time, which we expect will have a materially adverse impact on results of our operations.

One March 18, 2020, a Winding-Up Petition, CR-2020-001958, was filed in the High Court of Justice, Business and Property Courts of England and Wales against one of our UK subsidiaries, Elite Legacy Education UK Ltd. (“ELE UK”), by one its creditors. The Petition seeks an order from the Court to wind up the affairs of ELE UK under the UK Insolvency Act of 1986. A hearing on the Petition has been set for June 24, 2020. Because there are a number of intercompany relationships between the Company and ELE UK, the economic effect of such an order, if granted, is unknown at this time.

Results of Operations

Our financial results in 2019 were impacted by the factors that affected our 2018 annual financial results. During the prior period, the primary factors were increases in labor, litigation, and software costs in connection with our new ERP system which was placed into production in January 2018. As of December 31, 2019 and 2018, the aggregate increase in expense related to these items was $1.7 million, and $1.2 million, of which $1.5 million, and $1.1 million was related to litigation primarily associated with the installation of our ERP/CRM system which first went into production in January 2018. We anticipate no further expenses in this matter.

Our Results of Operations in 2019 and 2018 were as follows:

	Years Ended December 31,
(in thousands, except per share data)	2019	2018
Revenue	$75,496	$76,169
Operating costs and expenses:
Direct course expenses	39,854	45,628
Advertising and sales expenses	16,670	19,303
Royalty expenses	3,458	3,350
General and administrative expenses	13,870	16,429
Total operating costs and expenses	73,852	84,710
Income/(loss) from operations	1,644	(8,541)
Other income (expense):
Interest income/(expense)	(93)	(40)
Other income (expense), net	533	34
Total other income (expense), net	440	(6)
Income/(loss) from continuing operations before income taxes	2,084	(8,547)
Income tax (expense) benefit	1,257	(469)
Net income/(loss) from continuing operations	3,341	(9,016)
Gain on disposal of discontinued operations	8,300	—
Loss from discontinued operations	(1,691)	(940)
Net income/(loss) from discontinued operations	6,609	(940)
Net income/(loss)	$9,950	$(9,956)

Basic earnings/(loss) per common share - continuing operations	$0.14	$(0.39)
Basic earnings/(loss) per common share - discontinued operations	0.29	(0.04)
Basic earnings/(loss) per common share	$0.43	$(0.43)

Diluted earnings/(loss) per common share - continuing operations	$0.14	$(0.39)
Diluted earnings/(loss) per common share - discontinued operations	0.28	(0.04)
Diluted earnings/(loss) per common share	$0.42	$(0.43)

Basic weighted average common shares outstanding	22,716	23,014
Diluted weighted average common shares outstanding	23,141	23,014

Comprehensive loss:
Net income/(loss)	$9,950	$(9,956)
Foreign currency translation adjustments, net of tax of $0	(734)	1,889
Total comprehensive income/(loss)	$9,216	$(8,067)

Our operating results expressed as a percentage of revenue are set forth in the table below:

	Years Ended December 31,
	2019	2018
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	52.8	59.9
Advertising and sales expenses	22.1	25.3
Royalty expenses	4.6	4.4
General and administrative expenses	18.4	21.6
Total operating costs and expenses	97.9	111.2
Income/(loss) from operations	2.1	(11.2)
Other income (expense):
Other income (expense), net	0.6	-
Total other income (expense), net	0.6	-
Income/(loss) from continuing operations before income taxes	2.7	(11.2)
Income tax (expense) benefit	1.7	(0.6)
Net income/(loss) from continuing operations	4.4	(11.8)
Net income/(loss) from discontinued operations	8.8	(1.2)
Net income/(loss)	13.2%	(13.0)%

Outlook

Cash sales were $79.5 million for the year ended December 31, 2019 compared to $79.7 million for the year ended December 31, 2018, a decrease of $0.2 million or 0.3%. The decrease was driven primarily by a $2.7 million decrease in our Other Foreign Markets segment, partially offset by a $2.1 million increase in our U.K. segment and a $0.4 million increase in our North American segment.

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

We anticipate cash sales to decrease throughout 2020, particularly as we hone our selling and marketing strategy of our new Homemade Investor brand.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 coronavirus outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020 we have ceased conducting live sales and fulfillment events for an undetermined period of time, which we expect will have a materially adverse impact on results of our operations.

Operating Segments

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

	Years Ended December 31,
As a percentage of total revenue	2019	2018
North America	72.1%	69.6%
U.K.	5.5%	4.2%
Other foreign markets	22.4%	26.2%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
Segment revenue	2019	2018
	(In thousands)
North America	$54,427	$53,049
U.K.	4,128	3,229
Other foreign markets	16,941	19,891
Total consolidated revenue	$75,496	$76,169

North America

Over the past several years, our North America business has consisted primarily of Rich Dad™ Education brand offerings. Revenue derived from the Rich Dad brands was $43.5 million and $44.6 million or as a percentage of total segment revenue, 79.9% and 84.1%, for the years ended December 31, 2019 and 2018, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands Homemade InvestorTM and Legacy EducationTM to diversify our business, although our business to date in these brands has not been material to our Company as a whole.

The North America segment revenue was $54.4 million and $53.0 million or as a percentage of total revenue was 72.1% and 69.6% for the years ended December 31, 2019 and 2018, respectively.

The increase in revenue of $1.3 million or 2.6% during the year ended December 31, 2019 compared to the same period in 2018, was due to the increase in fulfillment of $1.4 million and increase in recognition of revenue from expired contracts of $0.2 million.

U.K.

In contrast to our North America segment, our U.K. segment was more diversified among several different brands. Revenue derived from the Rich Dad brands was $3.5 million and $3.1 million or as a percentage of total segment revenue was 83.7% and 95.7% for the years ended December 31, 2019 and 2018, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. With the discontinued operations of UK Legacy, our U.K. segment is no longer as diverse.

The U.K. segment revenue was $4.1 million and $3.2 million or as a percentage of total revenue was 5.5% and 4.2% for the years ended December 31, 2019 and 2018, respectively. The discontinued operations of Legacy UK reduced this segment’s revenue by $14.3 million and $17.2 million for the years ended December 31, 2019 and 2018, respectively.

The increase in revenue of $0.9 million or 28.1% for the year ended December 31, 2019 compared to the same period in 2018, was due to increased fulfillment of $0.8 million and an increase in recognition of revenue from expired contracts of $0.1 million.

Other Foreign Markets

We operate in other foreign markets, including European, Asian and African countries. Revenue derived from the Rich Dad brands was $16.9 million and $19.3 million or as a percentage of total segment revenue was 100.0% and 97.2% for the years ended December 31, 2019 and 2018, respectively.

The Other Foreign Markets segment revenue was $17.0 million and $20.0 million or as a percentage of total revenue was 22.4% and 26.2% for the years ended December 31, 2019 and 2018, respectively.

The decrease in revenue of $3.0 million or 14.8% during the year ended December 31, 2019 compared to the same period in 2018, was due to decreased fulfillment of $3.6 million, partially offset by the increased recognition of revenue from expired contracts of $0.6 million.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue

Revenue was $75.5 million for the year ended December 31, 2019 compared to $76.2 million for the year ended December 31, 2018, a decrease of $0.7 million or 0.9%. The decrease was due to decreased fulfillment of $1.5 million or 2.5%, partially offset by the increase in recognition of revenue from expired contracts of $0.8 million or 5.1%.

Cash sales were $79.5 million for the year ended December 31, 2019 compared to $79.7 million for the year ended December 31, 2018, a decrease of $0.2 million or 0.3%. The decrease was driven primarily by a $2.7 million decrease in our Other Foreign Markets segment, partially offset by a $2.1 million increase in our U.K. segment and a $0.4 million increase in our North American segment.

Operating Expenses

Total operating costs and expenses were $73.9 million for the year ended December 31, 2019 compared to $84.7 million for the year ended December 31, 2018, a decrease of $10.8 million or 12.8%. The decrease was due to a $5.7 million decrease in direct course expenses, a $2.6 million decrease in advertising and sales expenses, and a $2.5 million decrease in general and administrative expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $39.9 million for the year ended December 31, 2019 compared to $45.6 million for the year ended December 31, 2018, a decrease of $5.7 million or 12.5%, which was primarily related to decreases in venue and travel costs and mentor fulfilment costs.

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

Advertising and sales expenses were $16.7 million for the year ended December 31, 2019 compared to $19.3 million for the year ended December 31, 2018, a decrease of $2.6 million or 13.5%. As a percentage of revenue, advertising and sales expenses were 22.1% and 25.3% for the years ended December 31, 2019 and 2018, respectively. The decrease is primarily related to our efforts to consolidate our offerings into our two brands Homemade InvestorTM and Legacy EducationTM.

Royalty expenses

We had licensing and related agreements with RDOC, whereby we have exclusive rights to develop, market, and sell Rich Dad Education-branded live seminars, training courses, and related products worldwide. Other licenses included Making MoneyTM with Martin Roberts and Robbie Fowler’s Property AcademyTM. In connection with these agreements and our other licensing agreements, we are required to pay royalties. Royalty expenses were $3.4 million for the year ended December 31, 2019 compared to $3.4 million for the year ended December 31, 2018.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $13.9 million for the year ended December 31, 2019 compared to $16.4 million for the year ended December 31, 2018, a decrease of $2.5 million, or 15.2%. The decrease was primarily driven by decreases in professional fees and software costs in connection with our new ERP system which was placed into production in January 2018.

Other income (expense), net

Other income was $0.5 million for the year ended December 31, 2019 compared to other expense of $(0.1) million for the year ended December 31, 2018, an increase in other income of $0.6 million, mainly represents a cash payment from Process America, Inc. in the amount of $0.4 million, received as a distribution on the legal case.

Income tax expense

We recorded income tax benefit of $1.3 million and income tax expense of $0.5 million for the year ended December 31, 2019 and 2018, respectively, a $1.8 million decrease in income tax expense.

Our effective tax rate was (60.3)% and (5.5)% for the year ended December 31, 2019 and 2018, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0% and 35.0%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of December 31, 2019, and December 31, 2018, respectively, a valuation allowance of $4.7 million and $6.9 million, has been provided against net operating loss carryforwards and other deferred tax assets. During the year ended December 31, 2019, we decreased the valuation allowance by $2.1 million. During the year ended December 31, 2018, we increased the valuation allowance by $2.2 million.

As of December 31, 2019 and 2018, the valuation allowance against the U.S. deferred taxes was $4.7 million and $6.8 million, respectively. The Company assessed the weight of all available positive and negative evidence and determined it was not more likely than not that future earnings will be sufficient to realize the deferred tax assets in the U.S.

Net income (loss) from continuing operations

Net income from continuing operations was $3.3 million or $0.14 per basic and diluted common share for the year ended December 31, 2019, compared to net loss of ($9.0) million or ($0.39) per basic and diluted common share for the year ended December 31, 2018, a decrease in net loss of $12.3 million or $0.53 per basic and diluted common share.

Net income for the year ended December 31, 2019 was positively impacted by the decrease in operating cost of $10.8 million.

Net income (loss) from discontinued operations

Net income from discontinued operations was $6.6 million or $0.29 per basic common share and $0.28 per diluted common share for the year ended December 31, 2019, compared to net loss of ($0.9) million or ($0.04) per basic and diluted common share for the year ended December 31, 2018, a decrease in net loss of $7.5 million or $0.33 per basic common share and $0.32 per diluted common share.

Net income for the year ended December 31, 2019 mainly represents the gain on disposal of discontinued operations net assets.

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

Revenue Recognition

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services, in accordance with Topic 606.

We adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Revenue amounts presented in our consolidated financial statements are recognized net of sales tax, value-added taxes, and other taxes.

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We had deferred revenue of $46.5 million and $44.2 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2019 and 2018, respectively. The revenue associated with these performance obligations is recognized as the obligation is satisfied.

The following table disaggregate our segment revenue by revenue source:

	Year Ended December 31, 2019				Year Ended December 31, 2018
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)
Seminars	32,714	2,562	8,346	43,622	32,504	1,910	12,449	46,863
Products	9,404	1,141	3,777	14,322	11,342	918	3,474	15,734
Coaching and Mentoring	5,564	138	4,465	10,167	5,372	219	3,952	9,543
Online and Subscription	2,070	6	351	2,427	1,112	15	16	1,143
Other	4,675	281	2	4,958	2,719	167	—	2,886
Total revenue	54,427	4,128	16,941	75,496	53,049	3,229	19,891	76,169

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

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

In general, we believe we will experience a decrease in demand for our products and services compared to prior periods as we develop the Homemade Investor with Tarek El Moussa brand. We believe that our products and services appeal to those who seek increased financial freedom. If we experience a prolonged decline in demand for our products and services, it could have a material adverse effect on our future operating results.

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our relatively modest operating cash flows during the past two years combined, it has been necessary for us to manage our cash position to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, favorable terms from our merchant processors, seasonality, and fluctuations in foreign currency exchange rates. Our unrestricted cash position has improved during the year ended December 31, 2019 with the addition of new merchant processors in the second half of 2018, who retain a significantly lower reserve than our main merchant processor had done for most of fiscal year 2018. As a result, our unrestricted cash in fiscal year 2018 was limited. In July 2019, one of our former merchant processors released a reserve of $1.9 million, with an additional $1.5 million in November 2019.

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2020. However, for the year ended December 31, 2019, we had an accumulated deficit and a working capital deficit. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Years Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	368	(1,422)
Net cash used in investing activities	(27)	(819)
Net cash (used in) provided by financing activities	(7)	489
Effect of exchange rate differences on cash	367	(77)
Net increase (decrease) in cash and cash equivalents and restricted cash	701	(1,829)

Operating Cash Flows and Liquidity

Net cash provided by operating activities was $0.4 million in the year ended December 31, 2019 compared to net cash used in operating activities of $1.4 million in the year ended December 31, 2018, representing a period-over-period increase of $1.8 million. This increase was primarily the result of increased earnings and reductions in our costs structure.

Investing Cash Flows

Net cash used in investing activities totaled $27.0 thousand and $819.0 thousand in the years ended December 31, 2019 and 2018, respectively, representing our net purchases of property and equipment, and investment property.

Financing Cash Flows

Our consolidated capital structure as of December 31, 2019 and December 31, 2018 was 100.0% equity.

Net cash used in financing activities totaled $7.0 thousand compared to net cash provided by financing activities of $489.0 thousand in the years ended December 31, 2019 and 2018. Net cash provided by financing activities during the year ended December 31, 2018, primarily represents the proceeds from the issuance of the Promissory Note, due March 13, 2020, currently under extension renegotiation.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of December 31, 2019, and 2018, our consolidated current deferred revenue was $46.5 million and $44.2 million, respectively.

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

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Legacy Education Alliance, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Legacy Education Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Legacy Education Alliance, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net working capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2014.
Houston, Texas
March 30, 2020

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,839	$1,161
Restricted cash	2,389	4,366
Deferred course expenses	6,805	6,688
Prepaid expenses and other current assets	2,074	2,987
Inventory	47	55
Discontinued operations-current assets	—	3,148
Total current assets	15,154	18,405
Property and equipment, net	1,382	1,849
Right-of-use assets	122	—
Deferred tax asset, net	287	97
Other assets	413	35
Discontinued operations-other assets	—	174
Total assets	$17,358	$20,560
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,311	$2,589
Royalties payable	150	210
Accrued course expenses	576	1,092
Accrued salaries, wages and benefits	459	574
Operating lease liability, current portion	86	—
Other accrued expenses	1,660	1,916
Long-term debt, current portion	500	512
Deferred revenue	46,453	44,167
Discontinued operations	4,499	16,822
Total current liabilities	56,694	67,882
Long-term debt, net of current portion	—	8
Operating lease liability, net of current portion	27	—
Other liabilities	—	1,331
Total liabilities	56,721	69,221
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 23,162,502 and 23,120,852 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	11,552	11,470
Cumulative foreign currency translation adjustment	710	1,444
Accumulated deficit	(51,627)	(61,577)
Total stockholders’ deficit	(39,363)	(48,661)
Total liabilities and stockholders’ deficit	$17,358	$20,560

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended December 31,
	2019	2018
Revenue	$75,496	$76,169
Operating costs and expenses:
Direct course expenses	39,854	45,628
Advertising and sales expenses	16,670	19,303
Royalty expenses	3,458	3,350
General and administrative expenses	13,870	16,429
Total operating costs and expenses	73,852	84,710
Income/(loss) from operations	1,644	(8,541)
Other income (expense):
Interest income/(expense)	(93)	(40)
Other income (expense), net	533	34
Total other income (expense), net	440	(6)
Income/(loss) from continuing operations before income taxes	2,084	(8,547)
Income tax (expense) benefit	1,257	(469)
Net income/(loss) from continuing operations	3,341	(9,016)
Gain on disposal of discontinued operations net assets	8,300	—
Loss from discontinued operations	(1,691)	(940)
Net income/(loss) from discontinued operations `	6,609	(940)
Net income/(loss)	$9,950	$(9,956)

Basic earnings/(loss) per common share - continuing operations	$0.14	$(0.39)
Basic earnings/(loss) per common share - discontinued operations	0.29	(0.04)
Basic earnings/(loss) per common share	$0.43	$(0.43)

Diluted earnings/(loss) per common share - continuing operations	$0.14	$(0.39)
Diluted earnings/(loss) per common share - discontinued operations	0.28	(0.04)
Diluted earnings/(loss) per common share	$0.42	$(0.43)

Basic weighted average common shares outstanding	22,716	23,014
Diluted weighted average common shares outstanding	23,141	23,014

Comprehensive income/(loss):
Net income/(loss)	$9,950	$(9,956)
Foreign currency translation adjustments, net of tax of $0	(734)	1,889
Total comprehensive income/(loss)	$9,216	$(8,067)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2017	23,008	$2	$11,299	$(445)	$(51,621)	$(40,765)
Share-based compensation expense	—	—	171	—	—	171
Issuance of common stock	120	—	—	—	—	—
Cancellation of common stock	(7)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,889	—	1,889
Net Loss	—	—	—	—	(9,956)	(9,956)
Balance at December 31, 2018	23,121	$2	$11,470	$1,444	$(61,577)	$(48,661)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2018	23,121	$2	$11,470	$1,444	$(61,577)	$(48,661)
Share-based compensation expense	—	—	82	—	—	82
Issuance of common stock	55	—	—	—	—	—
Cancellation of common stock	(13)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(734)	—	(734)
Net Income	—	—	—	—	9,950	9,950
Balance at December 31, 2019	23,163	$2	$11,552	$710	$(51,627)	$(39,363)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$9,950	$(9,956)
Net income/(loss) from discontinued operations	6,609	(940)
Net income/(loss) from continuing operations	3,341	(9,016)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	162	109
Non-cash lease expense	60	—
Gain on the sale of fixed assets	(41)	—
Gain on change in fair value of derivatives	—	(24)
Share-based compensation	82	170
Deferred income taxes	(1,512)	487
Changes in operating assets and liabilities:
Deferred course expenses	(29)	698
Prepaid expenses and other receivable	921	2,121
Inventory	8	209
Other assets	(725)	34
Accounts payable-trade	(377)	602
Royalties payable	(61)	23
Accrued course expenses	(530)	(329)
Accrued salaries, wages and benefits	(121)	(801)
Operating lease liability	(61)	—
Other accrued expenses	(2,395)	1,799
Deferred revenue	1,646	2,496
Net cash provided by (used in) operating activities	368	(1,422)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(192)	(488)
Purchase of investment property	—	(331)
Proceeds from sales of property and equipment	165	—
Net cash used in investing activities	(27)	(819)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(402)	(11)
Proceeds from issuance of debt	395	500
Net cash (used in) provided by financing activities	(7)	489
Effect of exchange rate differences on cash	367	(77)
Net increase (decrease) in cash and cash equivalents and restricted cash	701	(1,829)
Cash and cash equivalents and restricted cash, beginning of period	$5,527	$7,356
Cash and cash equivalents and restricted cash, end of period	$6,228	$5,527

Supplemental disclosures:
Cash paid during the period for interest	$96	$40
Cash paid during the period for income taxes, net of refunds received	$15	$(924)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Business Description and Basis of Presentation

Business Description. We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, symposiums, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. We market our products and services under two brands: Legacy EducationTM and Homemade Investor by Tarek El MoussaTM. In October 2019, we launched our new proprietary line of coaching products to support our students through every phase of their journey with us, from beginner to experienced investor. Our products and services are offered in North America, UK and Other Foreign Markets. In December 2019, we held our first virtual (online) symposium and our first Legacy Investor Forum, and entered into the Development Agreement with T&B Seminars, Inc. for the development of the Homemade Investor by Tarek El Moussa brand.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the fee. We recognize revenue immediately when we sell our (i) proprietary products delivered at time of sale and (ii) third party products sales. Our symposiums and forums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

Basis of Presentation. The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or “Legacy” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including Tigrent Inc., a Colorado corporation. All intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 4 “Discontinued Operations”, the sale of Legacy Education Alliance International Ltd (Legacy UK) assets and deferred revenue is reflected as a discontinued operation in the consolidated financial statements.

Reclassification. We have reclassified certain amounts in our prior-period financial statements to conform to the current period’s presentation.

Note 2—Significant Accounting Policies

Going Concern. The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the years ended December 31, 2019 and December 31, 2018, respectively, we had an accumulated deficit and a working capital deficit. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Use of Estimates. Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to deferred revenues, reserve for breakage, deferred costs, revenue recognition, commitments and contingencies, fair value of financial instruments, useful lives of property and equipment, right-of-use assets, and income taxes. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Cash and cash equivalents. We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2019 and 2018, we did not have a CDAR balance.

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

 Deposits with credit card processors. The deposits with our credit card processors are held due to arrangements under which our credit card processors withhold credit card funds to cover charge backs in the event we are unable to honor our commitments. These deposits are included in restricted cash on our consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	December 31,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$3,839	$1,161
Restricted cash	2,389	4,366
Total cash, cash equivalents, and restricted cash	$6,228	$5,527

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

Property, equipment and Impairment of long-lived assets. Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as presented in the following table:

Building	40 years
Residential rental properties	27.5 years
Furniture, fixtures and equipment	3-7 years
Purchased software	3 years

Residential rental properties generate monthly income from individual tenants. Income from these properties is recognized and included in other income.

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

Other assets include our residential investment property. On January 17, 2020, we sold this property for $390.6 thousand and recognized a gain of $33.1 thousand.

Revenue recognition.

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services, in accordance with Topic 606.

We adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Revenue amounts presented in our consolidated financial statements are recognized net of sales tax, value-added taxes, and other taxes.

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We had deferred revenue of $46.5 million and $44.2 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2019 and 2018, respectively. The revenue associated with these performance obligations is recognized as the obligation is satisfied. We did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity as of January 1, 2018, the adoption date.

The following tables disaggregate our segment revenue by revenue source:

	Year Ended December 31, 2019				Year Ended December 31, 2018
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)
Seminars	32,714	2,562	8,346	43,622	32,504	1,910	12,449	46,863
Products	9,404	1,141	3,777	14,322	11,342	918	3,474	15,734
Coaching and Mentoring	5,564	138	4,465	10,167	5,372	219	3,952	9,543
Online and Subscription	2,070	6	351	2,427	1,112	15	16	1,143
Other	4,675	281	2	4,958	2,719	167	—	2,886
Total revenue	54,427	4,128	16,941	75,496	53,049	3,229	19,891	76,169

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

Foreign currency translation. We account for foreign currency translation in accordance with ASC 830, Foreign Currency Translation. The functional currencies of our foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in stockholders’ deficit. Business is generally transacted in a single currency not requiring meaningful currency transaction costs. We do not practice hedging as the risks do not warrant the costs.

Share-based compensation. We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. See Note 7 “Share-Based Compensation”, for additional disclosures regarding our share-based compensation.

Comprehensive income. Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income is comprised of net income and other comprehensive income items. Our comprehensive income generally consists of changes in the cumulative foreign currency translation adjustment.

Discontinued operations. ASC 205-20-45, “Presentation of Financial Statements Discontinued Operations” requires discontinued operations to be reported if the disposal of a business component represents a strategic shift that has a major effect on an entity’s operations and financial reports. We have determined that the sale of Legacy UK meets this criterion. Accordingly, the assets, deferred revenues, and income statement of Legacy UK were transferred to discontinued operations to close out the business. See Note 4 “Discontinued Operations”, for additional disclosures regarding Legacy UK.

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

In February 2016, the FASB issued ASU No 2016-02 “Leases” to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”) and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. We elected to utilize the “package” of three expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. Accordingly, previously reported financial information has not been restated to reflect the application of the new standard to the comparative periods presented. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right-of-use asset and operating lease liability on our Consolidated Balance Sheet of approximately $0.4 million. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on our retained earnings. See Note 16 “Leases”, to our consolidated financial statements for further discussion.

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

Note 3—Concentration Risk

Cash and Cash Equivalents

We maintain deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of December 31, 2019 and 2018, including foreign subsidiaries, without FDIC coverage was $2.5 million and $1.1 million, respectively.

Revenue

A significant portion of our revenue was derived from the Rich Dad brands. For the years ended December 31, 2019 and 2018, Rich Dad brands provided 84.6% and 88.0%, respectively, of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (See Note 14 “Segment Information”).

On September 16, 2019, we received notice from Rich Dad Operating Company, LLC (“RDOC”), indicating that RDOC did not intend to extend the term of the September 1, 2013, Rich Dad Operating License Agreement (as amended, the “License Agreement”) by and between us and RDOC. The term of the License Agreement expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the Agreement.

Note 4—Discontinued Operations

On October 28, 2019, four creditors of Legacy Education Alliance International Ltd. (“Legacy UK”), one of our UK subsidiaries, obtained an order from the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”) with respect to the business and affairs of Legacy UK. Pursuant to the Administration Order of November 15, 2019, from the English Court, the two individuals appointed as administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. Further details, including the resolution of claims and liabilities, and other information regarding the administration may not be forthcoming for several months. We are considering our alternatives for future operations in the United Kingdom and is continuing to conduct business outside the United States through its other foreign subsidiaries in Canada, Hong Kong, Australia, and South Africa. The impact of this transaction is reflected as a discontinued operation in the consolidated financial statements.

The major classes of assets and liabilities of Legacy UK were as follows:

	As of December 31,
(in thousands)	2019	2018
Major classes of assets
Cash and cash equivalents	$—	$396
Restricted cash	—	714
Deferred course expenses	—	1,859
Prepaid expenses and other current assets	—	145
Inventory	—	34
Discontinued operations-current assets	—	3,148
Property and equipment, net	—	31
Other assets	—	143
Discontinued operations-other assets	—	174
Total major classes of assets - discontinued operations	$—	$3,322
Major classes of liabilities
Accounts payable	3,408	2,373
Accrued course expenses	472	391
Accrued salaries, wages and benefits	—	174
Other accrued expenses	619	698
Deferred revenue, current portion	—	13,186
Total major classes of liabilities - discontinued operations	$4,499	$16,822

The financial results of the discontinued operations are as follows:

	Years Ended December 31,
(in thousands)	2019	2018
Revenue	$14,315	$17,240
Total operating costs and expenses	15,647	17,778
Loss from discontinued operations	(1,332)	(538)
Other income (expense), net	(359)	(402)
Gain on disposal of discontinued operations	8,300	—
Net gain (loss) from discontinued operations	$6,609	$(940)

The following is a summary of Legacy UK cash flow activities for the periods stated (in thousands):

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	(350)	(284)
Net cash used in investing activities	(8)	(39)
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate differences on cash	(752)	(115)
Net decrease in cash and cash equivalents and restricted cash	$(1,110)	$(438)

Note 5—Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2019	2018
Land	$782	$782
Building and residential rental properties	1,168	1,549
Software	2,607	2,606
Equipment	1,697	1,833
Furniture and fixtures	305	307
Building and leasehold improvements	1,241	1,243
Property and equipment	7,800	8,320
Less: accumulated depreciation	(6,418)	(6,471)
Property and equipment, net	$1,382	$1,849

Depreciation expense on property and equipment in each of the years ended December 31, 2019 and 2018 was approximately $0.1 million.

Note 6—Short-Term and Long-Term Debt

(in thousands)	As of December 31, 2019	As of December 31, 2018
Promissory notes	$500	$500
Current portion of long-term debt	—	12
Total short-term borrowings and current portion of long-term debt	$500	$512

Long-term debt consists of the following (in thousands):

(in thousands)	As of December 31, 2019	As of December 31, 2018
Installment notes payable for equipment financing	$—	$20
Less: current portion	—	(12)
Total long-term debt, net of current portion	—	$8

The following is a summary of scheduled debt maturities by year (in thousands):

2020	$500
Total debt	$500

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500 thousand from USA ReGrowth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which was initially due on March 13, 2019, was issued in an aggregate principal amount of $500 thousand and bore interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL. 33904. On March 8, 2019, we executed an extension of the maturity date to September 13, 2019. During the initial 120 days of the extension period, the Promissory Note bore interest at a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid. On September 13, 2019, we executed a second extension of the maturity date to March 13, 2020. During the initial 120 days of the second extension period, the Promissory Note bears a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid. The extension matures on March 13, 2020. Currently, we are negotiating a 60-day extension with the lender.

On January 21, 2019, we entered into a six-month Bridging Loan Agreement pursuant to which we borrowed the principal amount of £300 thousand (British Pounds) from D.J. Fatica Asset Management Ltd. The loan bears interest at a fixed rate of 12% per annum. The loan is secured by property owned by LEAI Properties UK Ltd. On July 15, 2019, we paid the loan off in full.

Note 7—Share-Based Compensation

The 2015 Incentive Plan, our equity plan, was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. We believe that long-term incentive compensation programs align the interests of management, employees and the stockholders to create long-term stockholder value. We believe that equity-based incentive compensation plans, such as the Incentive Plan, increase our ability to achieve this objective, and, by allowing for several different forms of long-term equity based incentive awards, help us to recruit, reward, motivate and retain talented employees and other service providers. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to our Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015.

During the year ended December 31, 2019, pursuant to the 2015 Incentive Plan, we awarded 34,650 shares of restricted stock to members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.20 for a total grant date fair value of $7.0 thousand. We also granted 20,000 shares of restricted stock to Senior Management, which were fully vested at a grant date. The grant date price per share was $0.18 for a total grant date fair value of $3.6 thousand.

During the year ended December 31, 2018, pursuant to the 2015 Incentive Plan, we awarded 120,000 shares of restricted stock to members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.22 for a total grant date fair value of $0.03 million.

The following table reflects the activity of the restricted shares:

Restricted Stock Activity (in thousands)	Number of shares	Weighted average grant date value
Unvested at December 31, 2017	1,424	$0.21
Granted	120	0.22
Forfeited	(7)	0.40
Vested	(668)	0.40
Unvested at December 31, 2018	869	$0.04
Granted	55	0.19
Forfeited	(13)	0.54
Vested	(455)	0.36
Unvested at December 31, 2019	456	$0.25

Compensation Expense and Related Valuation Techniques

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Unrecognized compensation expense associated with unvested share-based awards, consisting entirely of unvested restricted stock, was $21,421 and $106,489 at December 31, 2019 and 2018, respectively. This cost is expected to be recognized over a weighted-average period of 0.5 years.

Our stock-based compensation expense was approximately $0.1 million and 0.2 million in the years ended December 31, 2019 and 2018, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). There were no related income tax effects in either year.

Note 8—Employee Benefit Plan

  We have a 401(k) employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. We provided for a matching contribution of $0.2 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively.

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

We have retained full valuation allowances of $4.7 million and $6.9 million against the deferred tax assets of our United States, Australian, Canadian, U.K. (excluding Elite Legacy Education UK), Hong Kong, and South Africa subsidiaries as of December 31, 2019 and December 31, 2018, respectively. The most significant negative factor that was considered in determining whether a valuation allowance was required is a cumulative recent history of losses in all jurisdictions for the entities mentioned above.

As of December 31, 2019 and 2018, the valuation allowance against the U.S. deferred taxes was $1.8 million and $1.9 million, respectively. We assessed the weight of all available positive and negative evidence and determined it was not more likely than not that future earnings will be sufficient to realize the deferred tax assets in the U.S.

As of December 31, 2019, and 2018, we had approximately $4.8 million and $8.4 million of federal net operating loss carryforwards, approximately $19.7 million and $25.0 million of foreign net operating loss carryforwards, respectively, and approximately $8.9 million and $14.3 million of state net operating loss carryforwards, respectively. The foreign loss carryforwards begin to expire in 2027 and the state net operating loss carryforwards begin to expire in 2024.

Our sources of income (loss) and income tax provision (benefit) are as follows (in thousands):

	Years ended
	December 31,
	2019	2018
Income/(loss) from continuing operations before income taxes:
U.S.	$4,271	$(5,369)
Non-U.S.	(2,187)	(3,178)
Total income/(loss) from continuing operations before income taxes:	$2,084	$(8,547)
Provision (benefit) for taxes:
Current:
Federal	$143	$(56)
State	38	38
Non-U.S.	83	—
Total current	264	(18)
Deferred:
Federal	—	584
State	—	—
Non-U.S.	(190)	(97)
Total deferred	(190)	487
Noncurrent
Federal	(1,331)	—
State	—	—
Non-U.S.	—	—
Total noncurrent	(1,331)	-
Total income tax expense (benefit)	$(1,257)	$469
Effective income tax rate	(60.3)%	(5.5)%

During the year ended December 31, 2019, we decreased the valuation allowance by $0.6 million. During the year ended December 31, 2018, we increased the valuation allowance by $2.2 million.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Years ended
	December 31,
	2019	2018
Computed expected federal tax benefit (expense)	$438	$(1,992)
(Decrease) Increase in valuation allowance	(546)	2,215
State income net of federal benefit	242	39
Non-U.S. income taxed at different rates	(62)	16
Unrecognized tax benefits	(1,331)	(16)
Foreign exchange adjustment	—	361
Foreign tax rate adjustment	—	1
Impact of change in enacted rates	—	1
Other	2	(156)
Income tax benefit (expense)	$(1,257)	$469

We recorded income tax benefit of $1.3 million and income tax expense of $0.5 million for the years ended December 31, 2019 and 2018, respectively, a $1.8 million decrease in income tax expense.

Our effective tax rate was (60.3)% and (5.5)% for the year ended December 31, 2019 and 2018, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21%, for the same periods, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$5,688	$7,543
Accrued compensation, bonuses, severance	121	19
Allowance for bad debt	—	9
Impaired assets	—	240
Deferred revenue	—	—
Depreciation	269	30
Charitable Contribution Carryover	—	2
Tax credits	—	118
Valuation allowance	(4,736)	(6,870)
Total deferred tax assets	$1,342	$1,091
Deferred tax liabilities:
Deferred course expenses	$(1,055)	$(994)
Total deferred tax liabilities	(1,055)	(994)
Net deferred tax asset	$287	$97

Deferred tax expense related to the foreign currency translation adjustment for the years ended December 31, 2019 and 2018 was $0 million and $0.4 million, respectively, and was fully offset by a corresponding change in the valuation allowance. The deferred tax assets presented above for net operating losses and credits have been reduced by liabilities for unrecognized tax benefits.

We do not expect to repatriate earnings from its foreign subsidiaries because the cumulative earnings and profits of the foreign subsidiaries as of December 31, 2019 and 2018 are negative. Accordingly, no U.S. federal or state income taxes have been provided thereon.

The liability pertaining to uncertain tax positions was $0.3 million and $1.6 million at December 31, 2019 and 2018, respectively. In accordance with GAAP, we recorded expense that increased the total liability pertaining to uncertain tax positions which was more than offset by a decrease in the total liability attributable to foreign currency fluctuations and tax rate adjustments. A significant portion of the liability pertaining to uncertain tax positions is recorded as a reduction of the value of net operating loss carryovers.

We include interest and penalties in the liability for uncertain tax positions. Accrued interest and penalties on uncertain tax positions were approximately $0.04 million at December 31, 2019 and 2018, for each year, and is included in other liabilities in the accompanying Consolidated Balance Sheets. If applicable, we recognize interest and penalties related to uncertain tax positions as tax expense.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	As of December 31,
	2019	2018
Unrecognized tax benefits - January 1	$1,640	$1,657
Gross increases - tax positions in prior period	—	2
Gross decreases - tax positions in prior period	(1,331)	(19)
Unrecognized tax benefits - December 31	$309	$1,640

The total liability for unrecognized tax benefits at December 31, 2019 and 2018, is netted against deferred tax assets related to net operating loss carryforwards in the Consolidated Balance Sheets. The total liability for unrecognized tax benefits at December 31, 2019 and 2018, are as follows:

	As of December 31,
	2019	2018
Reduction of net operating loss carryforwards	$309	$309
Reduction of tax credit carryforwards	—	—
Total reductions of deferred tax assets	309	309
Noncurrent tax liability (reflected in Other long-term liabilities)	—	1,331
Total liability for unrecognized tax benefits	$309	$1,640

We do not expect any significant changes to unrecognized tax benefits in the next year. We estimate $0.3 million and $1.6 million, of the unrecognized tax benefits, if recognized, would impact the effective tax rate at December 31, 2019 and 2018, respectively.

Our federal income tax returns for the years subsequent to 2016 are subject to examination by the Internal Revenue Service. Our state tax returns for all years after 2016 or 2015, depending on each state’s jurisdiction, are subject to examination. In addition, our Canadian tax returns and United Kingdom tax returns for all years after 2012 are subject to examination.

Note 10—Certain Relationships and Related Transactions

Licensing Agreements with the T&B Seminars, Inc

On December 23, 2019, we entered into an agreement with T&B Seminars Inc. to develop and operate a seminar style education business (subsequently branded Homemade Investor by Tarek El Moussa) (“Development Agreement”) that will use, among other things, the names, images, and likenesses of Tarek El Moussa to market and sell customers real estate investing oriented education products. T&B granted us a sole and exclusive worldwide license to certain intellectual property, including, certain trademarks and copyrights and the name, image and likeness of Tarek El Moussa, in each case to the extent necessary for us to develop and create educational materials and promote and conduct a branded real estate seminar style education business.

As consideration for the licensed rights under the Development Agreement, Holdings agreed to pay T&B base royalty percentages on cash sales of products to persons responding to a branded marketing campaign that uses the licensed intellectual property. Also, as consideration for Tarek El Moussa providing certain marketing support, Holdings agreed to pay T&B marketing royalty percentages on cash sales of products at live events and at online webinars to persons responding to a branded marketing campaign that uses the licensed intellectual property. Furthermore, as consideration for the exclusivity of the rights under the Development Agreement, commencing on the seventh month of the term of the Development Agreement, Holdings agreed that the monthly royalties paid to T&B will not be less than an agreed to amount.

The Development Agreement has an initial term of five years and will automatically renew thereafter for successive five-year terms unless either party provides prior written notice of termination no less than 90 days prior to the end of such five-year term.

Licensing Agreements with the Rich Dad Parties

Our business relied primarily on our license of the Rich Dad brand and related marks and intellectual property. The following transactions summarize our license to use the Rich Dad trademarks, trade names and other business information worldwide (the “Rich Dad Intellectual Property Rights”):

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

License Agreements with Robbie Fowler and with Martin Roberts

We entered into a Talent Endorsement Agreement with an effective date of January 1, 2015 with Robbie Fowler that supplements an earlier November 2, 2012 Agreement and a Talent Endorsement Agreement with an effective date of January 1, 2013, both with Mr. Fowler (collectively, the “Fowler License Agreement”). The Fowler License Agreement grants us the exclusive right to use Robbie Fowler’s name, image, and likeness in connection with the advertisement, promotion, and sale in the United Kingdom of a property training course developed by us. The Fowler License Agreement was scheduled to expire by its terms on January 1, 2020. Under the Fowler License Agreement, we pay Mr. Fowler a royalty on revenues realized from the sale of Robbie Fowler-branded property courses and affiliated products, after deductions for value added taxes, returns and refunds.

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

As of November 26, 2019, along with the sale of Legacy UK, the agreements with Robbie Fowler and Martin Roberts have been transferred to Mayflower Alliance LTD.

Note 11—Capital Stock

Share Capital

Our authorized share capital consists of 200,000,000 shares of Common Stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

As of December 31, 2019, 23,162,502 shares of our Common Stock were outstanding. The outstanding shares of our Common Stock are validly issued, fully paid and non-assessable.

Holders of Common Stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of Common Stock do not have cumulative voting rights. Directors are elected by a plurality of the votes cast by the shares entitled to vote in the election at a meeting at which a quorum is present. The vote of the stockholders of a majority of the stock having voting power present in person or represented by proxy shall be sufficient to decide any questions brought before such meeting, other than the election of directors, unless the question is one upon which by express provision of the statutes or of the Articles of Incorporation, a different vote is required in which case such express provisions shall govern and control the decision of such question. Holders of Common Stock representing ten percent (10%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders.

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

On February 15, 2017, we adopted a limited duration Shareholder Rights Plan (the “Plan”). Under the Plan, one preferred stock purchase right will be distributed for each share of common stock held by stockholders of record on March 2, 2017. The rights will trade with the common stock and will not be separable or exercisable until such time as the Plan is triggered. The Plan was scheduled to expire on February 15, 2019, subject to our right to extend such date, unless we redeemed or exchanged earlier or terminated.

On November 12, 2018, the Board of Directors of Legacy Education Alliance, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Rights Agreement dated as of February 16, 2017 by and between us and VStock Transfer LLC (VStock), as Rights Agent (the “Rights Agreement”), to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2021, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

The extension of the Final Expiration Date under the Rights Agreement was entered into to ensure that the Board of Directors would continue to have sufficient time to consider any proposal from a third party that might result in a change in control of our Company, to ensure that all stockholders receive fair and equal treatment in the event of any such a proposal, and to encourage any potential acquirer to negotiate with the Board of Directors. In addition, extending the Rights Agreement will guard against partial tender offers, open market accumulations and other coercive tactics aimed at gaining control of our Company without paying all stockholders a full control premium for their shares. The Rights Agreement was not amended in response to any specific takeover offer.

On November 25, 2019, we entered into an assumption agreement with Broadridge Corporate Issuer Solutions, Inc. (Broadridge), whereby Broadridge assumes the role of Rights Agent under the Rights Agreement, effectively replacing VStock as Rights Agent.

Preferred Stock

As of December 31, 2019 and 2018, no shares of our preferred stock were outstanding.

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

Note 12—Earnings Per Share (“EPS”)

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

Our weighted average unvested restricted stock awards outstanding were 424,531 and 843,095 for the years ended December 31, 2019 and 2018, respectively. Weighted average unvested restricted stock awards outstanding as of December 31, 2018 were not included in the computation of our diluted EPS, as inclusion would have been anti-dilutive, however for the year ended December 31, 2019, they were included as they would have been dilutive.

The calculations of basic and diluted EPS are as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Net	Weighted		Net	Weighted
	Income from	Average	Earnings	Loss from	Average	Loss
	continuing	Shares	Per	continuing	Shares	Per
	operations	Outstanding	Share	operations	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$3,341	23,141		$(9,016)	23,014
Amounts allocated to unvested restricted shares	(61)	(425)		—	—
Amounts available to common stockholders	$3,280	22,716	$0.14	$(9,016)	23,014	$(0.39)
Diluted:
Amounts allocated to unvested restricted shares	61	425		—	—
Amounts reallocated to unvested restricted shares	(63)	—		—	—
Amounts available to stockholders	$3,278	23,141	$0.14	$(9,016)	23,014	$(0.39)

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Net	Weighted		Net	Weighted
	Income from	Average	Earnings	loss from	Average	Loss
	discontinued	Shares	Per	discontinued	Shares	Per
	operations	Outstanding	Share	operations	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$6,609	23,141		$(940)	23,014
Amounts allocated to unvested restricted shares	(121)	(425)		—	—
Amounts available to common stockholders	$6,488	22,716	$0.29	$(940)	23,014	$(0.04)
Diluted:
Amounts allocated to unvested restricted shares	121	425		—	—
Amounts reallocated to unvested restricted shares	(124)	—		—	—
Amounts available to stockholders	$6,485	23,141	$0.28	$(940)	23,014	$(0.04)

	Year Ended December 31, 2019			Year Ended December 31, 2018
		Weighted			Weighted
		Average	Earnings		Average	Loss
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Loss	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$9,950	23,141		$(9,956)	23,014
Amounts allocated to unvested restricted shares	(183)	(425)		—	—
Amounts available to common stockholders	$9,767	22,716	$0.43	$(9,956)	23,014	$(0.43)
Diluted:
Amounts allocated to unvested restricted shares	183	425		—	—
Amounts reallocated to unvested restricted shares	(186)	—		—	—
Amounts available to stockholders	$9,764	23,141	$0.42	$(9,956)	23,014	$(0.43)

Note 13—Fair Value Measurements

ASC 820 , “Fair Value Measurements and Disclosures” defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

In accordance with ASC 820 , these two types of inputs have created the following fair value hierarchy:

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

We did not have any financial assets or liabilities measured and recorded at fair value on our consolidated balance sheets on a recurring basis as of December 31, 2019 and 2018.

Note 14—Segment Information

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

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2019	2018
North America	72.1%	69.6%
U.K.	5.5%	4.2%
Other foreign markets	22.4%	26.2%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
	2019	2018
Segment revenue	(In thousands)
North America	$54,427	$53,049
U.K.	4,128	3,229
Other foreign markets	16,941	19,891
Total consolidated revenue	$75,496	$76,169

	Years Ended December 31,
	2019	2018
Segment gross profit contribution *	(In thousands)
North America	$12,273	$6,157
U.K.	997	883
Other foreign markets	2,244	848
Total consolidated gross profit	$15,514	$7,888

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Years Ended December 31,
	2019	2018
Depreciation and amortization expenses	(In thousands)
North America	$137	$103
U.K.	20	—
Other foreign markets	5	6
Total consolidated depreciation and amortization expenses	$162	$109

	December 31,	December 31,
	2019	2018
Segment identifiable assets	(In thousands)
North America	$9,937	$11,566
U.K.	4,135	1,634
Other foreign markets	3,286	4,038
Total consolidated identifiable assets	$17,358	$17,238

Our long-lived assets in the U.S. were approximately $1.0 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively, and our international long-lived assets were approximately $0.4 million and $0.7 million, respectively, for the same periods.

Note 15—Commitments and Contingencies

Licensing agreements.

On January 25, 2018, we entered into a Material Definitive Agreement that resulted in a Second Amendment with RDOC (the “Second Amendment”) that amends certain terms of the 2013 License Agreement and extends the term of the 2013 License Agreement to September 1, 2019. In addition, the Company and two of its officers, and RDOC and certain individuals affiliated with RDOC entered into a Mutual Waiver and Release of Claims. The Second Agreement concluded on September 30, 2019.

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

Under the terms of the Mutual Release, the Company and two of its directors, Anthony Humpage and James E. May, on the one hand, and RDOC and two of its officers, Mike Sullivan and Shane Caniglia, as well as Robert Kiyosaki and Kim Kiyosaki, on the other, exchanged mutual releases of claims that any of them had or might have had with respect to matters in existence prior to the execution of the Mutual Release.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018 were $3.4 million and $3.4 million, respectively.

Purchase commitments. From time to time, the Company enters into non-cancellable commitments to purchase professional services, Information Technology licenses and support, and training courses in future periods. There were no purchase commitments made by the Company at December 31, 2019 and 2018, respectively.

Custodial and Counterparty Risk. The Company is subject to custodial and other potential forms of counterparty risk in respect of a variety of contractual and operational matters. In the course of ongoing company-wide risk assessment, management monitors the Company arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at December 31, 2019 and 2018 were $2.3 million and $5.0 million, respectively. These balances are included on the Consolidated Balance Sheets in restricted cash in 2019 and 2018.

While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2019 and 2018, we did not have a CDAR balance.

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

Tigrent Group Inc. v. Process America, Inc. (“PA”), Case No 1:12-cv-01314-RLM, filed March 16, 2012 in the U.S. District Court for the Eastern District of New York. In this case we sought the return of the $8.3 million credit card merchant reserve account deposit held by Process America Inc., a so-called “Independent Sales Organization” that places merchants with credit card processors. On November 12, 2012, PA filed for bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (“Bankruptcy Court.”) On December 3, 2012, the Bankruptcy Court obtained jurisdiction of our dispute with PA. On June 21, 2013, the Tigrent Group filed its proof of claim with Bankruptcy Court in the amount of $8.3 million. In July 2019, we received a cash payment from PA in the amount of $0.4 million, as a distribution. This amount was recognized and reported as other income in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2019.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its then General Counsel and now Chief Executive Officer were named as defendants to a civil conspiracy count. The suit primarily relates to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit includes claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint in Twentieth Judicial Circuit In and For Lee County, Florida against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holding, Inc. (“Holdings”), and certain shareholders of the Company. The suit includes claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint in Twentieth Judicial Circuit In and For Lee County, Florida against Tigrent, Holdings, and certain shareholders of the Company. The suit includes claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of Unfair and Deceptive Business Practices Act against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s CEO, James E. May. On July 8, 2019, the Court Denied the defendants’ Motions to Dismiss. The Company believes the claims of the plaintiff are without merit and intends to defend this matter vigorously.

In the Matter of Legacy Education Alliance International, Ltd. On October 28, 2019, an Application for Administration was filed in the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”), whereby four creditors of Legacy Education Alliance, International Ltd (“Legacy UK”), one of our UK subsidiaries, sought an administration order with respect to the business affairs of the subsidiary, the appointment of an administrator, and such other ancillary orders as the applicants may request or as the court deemed appropriate. On November 15, 2019, the creditors obtained an Administration Order from the English Court. Under the terms of the Administration Order, two individuals have been appointed as administrators of Legacy UK and will manage Legacy UK and operate its affairs, business and property under the jurisdiction of the English Court. The administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. Further details regarding the resolution of claims and liabilities may not be known for several months. Because there are a number of intercompany relationships between the Company and Legacy UK, the financial impact of any future claims in relation to the administration and disposition of Legacy UK, outside of those included in the discontinued operations of Legacy UK (see Note 4 “Discontinued Operations”), is unknown to us at this time, as is the timing and other conditions and effects of the administrative process.

Note 16 - Leases

Right-of-Use Assets and Leases Obligations

We lease office space and office equipment under non-cancelable operating leases, with terms typically ranging from one to three years, subject to certain renewal options as applicable. We consider those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

We determine whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must discount lease payments based on an estimate of its incremental borrowing rate.

We do not separate lease and nonlease components of contracts. There are no material residual value guarantees associated with any of our leases. There are no significant restrictions or covenants included in our lease agreements other than those that are customary in such arrangements.

Lease Position as of December 31, 2019

The table below presents the lease related assets and liabilities recorded on the Consolidated Balance Sheet as of December 31, 2019:

(in thousands)	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$122
	Total lease assets	$122

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$86
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$27
	Total lease liabilities	$113

Lease cost for the year ended December 31, 2019

The table below presents the lease related costs recorded on the Consolidated Statement of Operation and Comprehensive Income (Loss) for the year ended December 31, 2019:

(in thousands)		Year Ended December 31, 2019
Lease cost	Classification
Operating lease cost	General and administrative expenses	$60
	Total lease cost	$60

Other Information

The table below presents supplemental cash flow information related to leases for the year ended December 31, 2019:

(in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$61
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$176

As a result of the sale of Legacy UK, the leases classified as right-of-use assets and as lease liabilities in the amount of $2.2 million, were written off to discontinued operations. See Note 4 “Discontinued Operations”.

Currently, we are in the process of early-cancellation of the Causeway Bay, Hong Kong lease. The early cancellation may include additional fees.

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases as of December 31, 2019:

Year Ended December 31, 2019
Weighted average remaining lease term - operating leases	1.67 years
Weighted average discount rate - operating leases	12.00%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2019:

Amounts due within twelve months of December 31,	Operating Leases
(in thousands)
2020	$96
2021	27
2022	9
Total minimum lease payments	132
Less: effect of discounting	(19)
Present value of future minimum lease payments	113
Less: current obligations under leases	(86)
Long-term lease obligations	$27

There are no lease arrangements where we are the lessor.

Note 17—Subsequent Events

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 coronavirus outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020 we have ceased conducting live sales and fulfillment events for an undetermined period of time, which we expect will have a materially adverse impact on results of our operations.

One March 18, 2020, a Winding-Up Petition, CR-2020-001958, was filed in the High Court of Justice, Business and Property Courts of England and Wales against one of our UK subsidiaries, Elite Legacy Education UK Ltd. (“ELE UK”), by one its creditors. The Petition seeks an order from the Court to wind up the affairs of ELE UK under the UK Insolvency Act of 1986. A hearing on the Petition has been set for June 24, 2020. Because there are a number of intercompany relationships between the Company and ELE UK, the economic effect of such an order, if granted, is unknown at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2019, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of December 31, 2019, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

●	Financial Reporting Systems: The weakness in our internal control system identified by our management relate to the implementation of our new ERP system, which went into production on January 1, 2018. Our ERP software is not able to produce complete and accurate information in regard to revenues and deferred revenues for consistent financial reporting purposes.

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

(c)	Changes in Internal Control over Financial Reporting

There has been no changes in our internal controls over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2020 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2020 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2020 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2020 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2020 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
2.1	Agreement and Plan of Merger, dated as of November 10, 2014, by and among Priced In Corp., Priced in Corp. Subsidiary, Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.1	Second Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.2	Certificate of Designation of Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
3.3	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.4	Amendment to Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
3.5	Amendment to Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018.
4.1	Rights Agreement dated as of February 16, 2017, between Legacy Education Alliance, Inc. and VStock Transfer, LLC, which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
4.2	Amendment to Rights Agreement dated as of November 12, 2018, between Legacy Education Alliance, Inc. and VStock Transfer, LLC	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on November 16, 2018.
4.3	Assumption Agreement dated November 25, 2019, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.2 in the Company’s Form 10-K filed with the SEC on April 15, 2019.
4.4	Description of Registered Securities	Incorporated by reference to the Company’s Form S-1/A filed with the SEC on March 25, 2013.
10.1	Bill of Sale, Assignment and Assumption Agreement dated as of September 10, 2014, by and between Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.2	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.3	Separation Agreement dated April 18, 2019, by and between Legacy Education Alliance, Inc., and Anthony C. Humpage	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 22, 2019.
10.4	Separation Agreement dated June 14, 2019, by and between Legacy Education Alliance, Inc., and Christian A. Baeza	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 18, 2019.
10.5	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and James E. May.	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 6, 2017.
10.6	Employment Agreement, dated October 18, 2017, by and between Legacy Education Alliance, Inc., and Iain Edwards.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 20, 2017.
10.7	Royalty Payment Agreement dated March 15, 2013 (1)	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.8	License Agreement with Rich Dad Operating Company, LLC, dated September 1, 2013 (1)	Incorporated by reference to Exhibit 10.6 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.9	Settlement and Amendment to the 2013 License Agreement, dated April 22, 2014 (1)	Incorporated by reference to Exhibit 10.7 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.10	Second Amendment to Rich Dad Operating Company, LLC License Agreement, dated January 25, 2018. (1)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 29, 2018.
10.11	Mutual Waiver and Release of Claims, dated January 25, 2018.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on January 29, 2018.

Exhibit No.	Title	Method of filing
10.12	Talent Endorsement Agreement with Robbie Fowler, dated January 1, 2015	Incorporated by reference to Exhibit 10.9 in the Company’s Form 10 filed with the SEC on May 12, 2017.
10.13	Talent Endorsement Agreement with Martin Roberts, dated April 20, 2017.	Incorporated by reference to Exhibit 10.10 in the Company’s Form 10 filed with the SEC on May 12, 2017.
10.14	2015 Incentive Plan	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Stockholders filed with the SEC on June 16, 2015.
10.15	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2015.
10.16	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 17, 2015.
10.17 +	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (2015 Incentive Plan)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 22, 2015.
	Settlement Agreement and Release dated October 31, 2017 among Elite Legacy Education, Inc.; Rich Dad Education, LLC; and Tigrent Enterprises, Inc. and the other parties thereto.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 1, 2017.
10.18	December 23, 2019 Real Estate Education Training Program Development Agreement by and between Legacy Education Alliance Holdings, Inc., and T&B Seminars, Inc.	Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 30, 2019.
10.19	Bankruptcy or Receivership of Legacy UK	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 21, 2019.
10.20	Employment Agreement, dated March 18, 2020, by and between Legacy Education Alliance, Inc., and Vanessa Guzmán-Clark.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 20, 2020.
14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 in the Company’s Form 10-K filed with the SEC on March 28, 2016.
21.1	List of Subsidiaries	Filed herewith.
31.1	Section 302 Certification by the Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification by the Executive Vice President and Chief Financial Officer	Filed herewith.
32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+	Executive management contract or compensatory plan or arrangement.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(2)	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

	By:	/s/ JAMES E. MAY
Dated: March 30, 2020		James E. May Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES E. MAY	Chief Executive Officer and Director	March 30, 2020
James E. May

/s/ VANESSA GUZMÁN-CLARK	Chief Financial Officer	March 30, 2020
Vanessa Guzmán-Clark

/s/ ANTHONY C. HUMPAGE	Chairman of the Board of Directors	March 30, 2020

/s/ JAMES K. BASS	Director	March 30, 2020
James K. Bass

/s/ CARY SUCOFF	Director	March 30, 2020
Cary Sucoff

/s/ PETER W. HARPER	Director	March 30, 2020
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