Form 10-Q
period 2020-03-31
Legacy Education Alliance, Inc.
filed 2020-06-29
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of June 29, 2020: 23,162,502.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties, including, but not limited to our licensors; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; and the estimates and matters described under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”), including, but not limited to, the Cautionary Note Regarding Forward Looking Statements as set forth in our Current Report on Form 8-K filed with the SEC on April 16, 2020. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate. In addition, to the extent any inconsistency or conflict exists between the information included in this report and the information included in our prior reports and other filings with the SEC, the information contained in this report updates and supersedes such information.

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

Reliance on SEC Relief from Filing Requirements

Pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Securities and Exchange Commission (the “SEC”), issued, on March 4, 2020 and as revised on March 25, 2020, an order granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465) (the “SEC Order”). The SEC Order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, if certain conditions are satisfied. The Company relied on the SEC Order’s 45-day extension to file its Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (the “Report”) due to the circumstances related to COVID-19.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,510	$3,839
Restricted cash	2,111	2,389
Deferred course expenses	5,513	6,805
Prepaid expenses and other current assets	1,786	2,074
Inventory	45	47
Total current assets	10,965	15,154
Property and equipment, net	1,339	1,382
Right-of-use assets	50	122
Deferred tax asset, net	269	287
Other assets	41	413
Total assets	$12,664	$17,358
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,037	$2,311
Royalties payable	133	150
Accrued course expenses	153	576
Accrued salaries, wages and benefits	78	459
Operating lease liability, current portion	23	86
Other accrued expenses	1,810	1,660
Note payable	500	500
Deferred revenue	37,101	46,453
Discontinued operations-current liabilities	4,216	4,499
Total current liabilities	47,051	56,694
Operating lease liability, net of current portion	27	27
Total liabilities	47,078	56,721
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 23,162,502 and 23,162,502 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	11,558	11,552
Cumulative foreign currency translation adjustment	2,620	710
Accumulated deficit	(48,594)	(51,627)
Total stockholders’ deficit	(34,414)	(39,363)
Total liabilities and stockholders’ deficit	$12,664	$17,358

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME/(LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$10,120	$20,458
Operating costs and expenses:
Direct course expenses	3,532	10,478
Advertising and sales expenses	1,799	4,777
Royalty expenses	46	1,019
General and administrative expenses	1,775	4,092
Total operating costs and expenses	7,152	20,366
Income from operations	2,968	92
Other income (expense):
Interest expense	(83)	(33)
Other income (expense), net	21	(31)
Total other expense, net	(62)	(64)
Income from continuing operations before income taxes	2,906	28
Income tax benefit	127	60
Net income from continuing operations	3,033	88
Net loss from discontinued operations	—	(193)
Net income/(loss)	$3,033	$(105)

Basic earnings per common share - continuing operations	$0.13	$0.01
Basic loss per common share - discontinued operations	—	(0.01)
Basic earnings per common share	$0.13	$0.00

Diluted earnings per common share - continuing operations	$0.13	$0.01
Diluted loss per common share - discontinued operations	—	(0.01)
Diluted earnings per common share	$0.13	$0.00

Basic weighted average common shares outstanding	22,985	23,117
Diluted weighted average common shares outstanding	23,163	23,117

Comprehensive loss:
Net income/(loss)	$3,033	$(105)
Foreign currency translation adjustments, net of tax of $0	1,910	(392)
Total comprehensive income/(loss)	$4,943	$(497)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2018	23,121	$2	$11,470	$1,444	$(61,577)	$(48,661)
Share-based compensation expense	—	—	28	—	—	28
Cancellation of common stock	(13)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(392)	—	(392)
Net Loss	—	—	—	—	(105)	(105)
Balance at March 31, 2019	23,108	$2	$11,498	$1,052	$(61,682)	$(49,130)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2019	23,163	$2	$11,552	$710	$(51,627)	$(39,363)
Share-based compensation expense	—	—	6	—	—	6
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,910	—	1,910
Net Income	—	—	—	—	3,033	3,033
Balance at March 31, 2020	23,163	$2	$11,558	$2,620	$(48,594)	$(34,414)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$3,033	$(105)
Less net loss from discontinued operations	—	(193)
Net income from continuing operations	$3,033	$88
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22	33
Non-cash lease expense	23	7
Gain on the sale of fixed assets and investment property	(33)	(10)
Share-based compensation	6	28
Deferred income taxes	—	(83)
Changes in operating assets and liabilities:
Deferred course expenses	1,050	(463)
Prepaid expenses and other receivable	134	330
Inventory	1	(6)
Other assets	12	(35)
Accounts payable-trade	794	(68)
Royalties payable	30	184
Accrued course expenses	(382)	1,076
Accrued salaries, wages and benefits	(383)	(171)
Operating lease liability	(18)	(7)
Other accrued expenses	538	(1,131)
Deferred revenue	(7,377)	3,101
Net cash (used in) provided by operating activities - continuing operations	(2,550)	2,873
Net cash provided by operating activities - discontinued operations	—	665
Net cash (used in) provided by operating activities	(2,550)	3,538
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(29)
Proceeds from sales of investment property	365	—
Proceeds from sales of property and equipment	—	165
Net cash provided by investing activities - continuing operations	365	136
Net cash provided by investing activities	365	136
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	—	(8)
Net cash (used in) financing activities - continuing operations	—	(8)
Net cash provided by financing activities - discontinued operations	—	395
Net cash provided by financing activities	—	387
Effect of exchange rate differences on cash	(422)	42
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,607)	4,103
Cash and cash equivalents and restricted cash, beginning of period	$6,228	$6,637
Cash and cash equivalents and restricted cash, end of period	$3,621	$10,740

Supplemental disclosures:
Cash paid during the period for interest	$87	$42
Cash paid during the period for income taxes, net of refunds received	$—	$12

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

The accompanying unaudited Condensed Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

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

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the quarter ended March 31, 2020 we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The ultimate impact from COVID-19 on the Company’s operations and financial results during 2020 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2020 and beyond, but expect developments related to COVID-19 to materially affect the Company’s financial performance in 2020.

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2020 and December 31, 2019, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	March 31,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$1,510	$3,839
Restricted cash	2,111	2,389
Total cash, cash equivalents, and restricted cash shown in the cash flow statements	$3,621	$6,228

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

Share-based compensation expenses related to our restricted stock grants were $6.0 thousand and $28.0 thousand for the three months ended March 31, 2020 and 2019, respectively, which are reported as a separate line item in the condensed consolidated statements of changes in stockholders’ deficit.

Note 4 - Discontinued Operations

On October 28, 2019, four creditors of Legacy Education Alliance International Ltd. (“Legacy UK”), one of our UK subsidiaries, obtained an order from the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”) with respect to the business and affairs of Legacy UK. Pursuant to the Administration Order of November 15, 2019, from the English Court, the two individuals appointed as administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. Further details, including the resolution of claims and liabilities, and other information regarding the administration may not be forthcoming for several months. We are considering our alternatives for future operations in the United Kingdom and are continuing to conduct business outside the United States through its other foreign subsidiaries in Canada, Hong Kong, Australia, and South Africa. The impact of this transaction is reflected as a discontinued operation in the consolidated financial statements.

The major classes of assets and liabilities of Legacy UK were as follows:

	March 31,	December 31,
(in thousands)	2020	2019
Major classes of liabilities
Accounts payable	3,192	3,408
Accrued course expenses	442	472
Other accrued expenses	582	619
Total major classes of liabilities - discontinued operations	$4,216	$4,499

The financial results of the discontinued operations are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue	$—	$4,118
Total operating costs and expenses	—	4,208
Loss from discontinued operations	—	(90)
Interest expense	—	(8)
Other expense, net	—	(95)
Net loss from discontinued operations	$—	$(193)

Note 5 - Earnings Per Share (“EPS”)

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

We excluded unvested restricted stock awards from the diluted weighted-average number of shares used in our diluted EPS calculation of 547,335 for the three months ended March 31, 2019 because we had a net loss in this period.

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

Our weighted average unvested restricted stock awards outstanding were 178,151 and 547,335 for the three months ended March 31, 2020 and 2019, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Weighted			Weighted
		Average	Earnings		Average	Loss
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Loss	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$3,033	23,163		$(105)	23,117
Amounts allocated to unvested restricted shares	(23)	(178)		—	—
Amounts available to common stockholders	$3,010	22,985	$0.13	$(105)	23,117	$0.00
Diluted:
Amounts allocated to unvested restricted shares	23	178		—	—
Amounts reallocated to unvested restricted shares	(23)	—		—	—
Amounts available to stockholders and assumed conversions	$3,010	23,163	$0.13	$(105)	23,117	$0.00

Note 6 - Fair Value Measurements

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

We did not have any financial liabilities or financial assets measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis as of March 31, 2020 and December 31, 2019.

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

Note 7 - Short-Term Debt

(in thousands)	As of March 31, 2020	As of December 31, 2019
Promissory notes	$500	$500
Total short-term borrowings	$500	$500

The following is a summary of scheduled debt maturities by year (in thousands):

2020	$500
Total debt	$500

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500 thousand from USA ReGrowth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which was initially due on March 13, 2019, was issued in an aggregate principal amount of $500 thousand and bore interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL 33904 (“Corporate HQ”). On March 8, 2019, we executed an extension of the maturity date to September 13, 2019. During the initial 120 days of the extension period, the Promissory Note bore interest at a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid. On September 13, 2019, we executed a second extension of the maturity date to March 13, 2020. During the initial 120 days of the second extension period, the Promissory Note bears a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid. The extension matured on March 13, 2020. Currently, the lender has agreed to extend the maturity date as we attempt to obtain capital with which we can retire this loan, either through a sale of the Corporate HQ or through other lending sources, failing which we will seek to extend the loan with the current lender.

Note 8 - Income Taxes

In response to liquidity issues that businesses are facing as a result of the recent novel coronavirus ("COVID-19") global pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 by the U.S. government. The CARES Act allows for Net Operating Losses (NOLs) to offset 100% of taxable income retroactive to 2019. Under prior rules, only 80% of taxable income could be offset by NOLs. As a result of the application of the CARES Act, our tax liability was positively impacted by a net benefit of $88.0 thousand. In addition, the CARES Act temporarily increases the deductible interest expense limitation for tax years beginning in 2019 and 2020.

We recorded an income tax benefit of $127.0 thousand and $60.0 thousand for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate was (4.3) % and 36.4% for the three months ended March 31, 2020 and 2019. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

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

As of March 31, 2020 and December 31, 2019, we retained a valuation allowances of $4.7 million and $4.7 million, respectively.

During the three months ended March 31, 2020 and 2019, we had no material changes in uncertain tax positions. We do not expect any significant changes to unrecognized tax benefits in the next year. We estimate $0.3 million and $0.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate at March 31, 2020 and December 31, 2019, respectively.

We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

Our federal income tax returns for the years subsequent to 2017 are subject to examination by the Internal Revenue Service. Our state tax returns for all years after 2017 or 2016, depending on each state’s jurisdiction, are subject to examination. In addition, our Canadian tax returns and United Kingdom tax returns for all years after 2013 are subject to examination.

Note 9 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of March 31, 2020 and December 31, 2019, including foreign subsidiaries, without FDIC coverage were $0.6 million and $2.5 million, respectively.

Revenue

A significant portion of our revenue was derived from the Rich Dad brands. For the three months ended March 31, 2020 and 2019, Rich Dad brands provided 69.6% and 84.3% of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (see Note 10 — Segment Information).

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

Note 10 - Segment Information

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

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2020	2019
North America	84.4%	73.3%
U.K.	2.7%	8.2%
Other foreign markets	12.9%	18.5%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Three Months Ended March 31,
Segment revenue	2020	2019
	(In thousands)
North America	$8,537	$14,987
U.K.	272	1,686
Other foreign markets	1,311	3,785
Total consolidated revenue	$10,120	$20,458

	Three Months Ended March 31,
	2020	2019
Segment gross profit contribution *	(In thousands)
North America	$3,906	$4,295
U.K.	224	377
Other foreign markets	613	(488)
Total consolidated gross profit	$4,743	$4,184

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

	Three Months Ended March 31,
	2020	2019
Depreciation and amortization expenses	(In thousands)
North America	$14	$31
U.K.	4	1
Other foreign markets	4	1
Total consolidated depreciation and amortization expenses	$22	$33

	March 31,	December 31,
	2020	2019
Segment identifiable assets	(In thousands)
North America	$6,681	$9,937
U.K.	3,683	4,135
Other foreign markets	2,300	3,286
Total consolidated identifiable assets	$12,664	$17,358

Note 11 - Revenue Recognition

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We have deferred revenue of $37.1 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from six months to two years as of March 31, 2020. The revenue associated with these performance obligations is recognized as the obligation is satisfied. We did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)
Seminars	6,155	272	1,013	7,440	8,353	1,227	2,170	11,750
Products	407	-	-	407	2,782	363	380	3,525
Coaching and Mentoring	974	-	227	1,201	1,399	95	1,165	2,659
Online and Subscription	578	-	71	649	498	1	70	569
Other	423	-	-	423	1,955	-	-	1,955
Total revenue	8,537	272	1,311	10,120	14,987	1,686	3,785	20,458

Note 12 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, and Homemade Investor. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) were $0.1 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.

Custodial and Counterparty Risk.

We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at March 31, 2020 and December 31, 2019, were $2.1 million and $2.3 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2020 and December 31, 2019, we did not have a CDAR balance.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its then General Counsel and now Chief Executive Officer were named as defendants to a civil conspiracy count. The suit primarily relates to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit includes claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint in Twentieth Judicial Circuit In and For Lee County, Florida against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holding, Inc. (“Holdings”), and certain shareholders of the Company. The suit includes claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint in Twentieth Judicial Circuit In and For Lee County, Florida against Tigrent, Holdings, and certain shareholders of the Company. The suit includes claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of the Florida Deceptive and Unfair Trade Practices Act, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s CEO, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. The Company believes the claims of the plaintiff are without merit and intends to defend this matter vigorously.

In the Matter of Legacy Education Alliance International, Ltd. On October 28, 2019, an Application for Administration was filed in the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”), whereby four creditors of Legacy Education Alliance, International Ltd (“Legacy UK”), one of our UK subsidiaries, sought an administration order with respect to the business affairs of the subsidiary, the appointment of an administrator, and such other ancillary orders as the applicants may request or as the court deemed appropriate. On November 15, 2019, the creditors obtained an Administration Order from the English Court. Under the terms of the Administration Order, two individuals have been appointed as administrators of Legacy UK and will manage Legacy UK and operate its affairs, business and property under the jurisdiction of the English Court. The administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. The Administrator has asserted claims against two of our other UK subsidiaries, LEAI Property Development UK Ltd. and LEAI Property Investment UK Ltd., in an aggregate amount totaling £622,166. We are currently negotiating a resolution of these claims, but there can be no assurances that an agreement will be reached or what the impact that any such agreement will have on our financial performance. Further details regarding the resolution of other claims and liabilities may not be known for several months. Because there are a number of intercompany relationships between the Company and Legacy UK, the financial impact of any future claims in relation to the administration and disposition of Legacy UK, outside of those included in the discontinued operations of Legacy UK (see Note 4 “Discontinued Operations”), is unknown to us at this time, as is the timing and other conditions and effects of the administrative process.

In the Matter of Elite Legacy Education UK Ltd. On March 18, 2020, a Winding-Up Petition, CR-2020-001958, was filed in the High Court of Justice, Business and Property Courts of England and Wales against one of our UK subsidiaries, Elite Legacy Education UK Ltd. (“ELE UK”), by one its creditors. The Petition seeks an order from the Court to wind up the affairs of ELE UK under the UK Insolvency Act of 1986. ELE UK has disputed the claim of the creditor that filed the Petition and on June 11, 2020, ELE UK obtained a court order vacating the hearing on the Petition originally set for June 24, 2020.  A hearing on ELE UK’s application for an injunction against the winding-up petition has been set for July 24, 2020.  Because there are a number of intercompany relationships between the Company and ELE UK, the economic effect of such an order, if granted, is unknown at this time.

Note 13 - Leases

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

Lease Position as of March 31, 2020 and December 31, 2019

The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
Classification on the Balance Sheet	2020	2019
Operating lease right of use assets	$50	$122
Total lease assets	$50	$122

Current operating lease liabilities	$23	$86
Long-term operating lease liabilities	$27	$27
Total lease liabilities	$50	$113

Lease cost for the three months ended March 31, 2020 and 2019

The table below presents the lease related costs recorded on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Classification	2020	2019
General and administrative expenses	$23	$7
Total lease cost	$23	$7

Other Information

The table below presents supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18	$7
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$(49)	$75

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Weighted average remaining lease term - operating leases	1.99 years	1.67 years
Weighted average discount rate - operating leases	12.00%	12.00%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2020:

Amounts due in	Operating Leases
(in thousands)
2020	$39
2021	27
2022	9
Total minimum lease payments	75
Less: effect of discounting	(25)
Present value of future minimum lease payments	50
Less: current obligations under leases	(23)
Long-term lease obligations	$27

There are no lease arrangements where the Company is the lessor.

Note 14 – Subsequent Events

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020 we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed sales operations in June 2020 with online sales events selling into our suite of online, on-demand, and over-the-phone products. We also resumed online, on-demand, and over-the-phone fulfillment activities in June 2020. These activities required the re-engagement by the Company of some furloughed employees and independent contractors. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2020 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2020 and beyond, but expect developments related to COVID-19 to materially affect the Company’s financial performance in 2020.

On April 16, 2020, the Company applied for a loan through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) established pursuant to the recently enacted the CARES Act. On April 27, 2020, the Company received loan proceeds in the amount of $1,899,832 under the PPP. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note issued by Elite Legacy Education, Inc., a subsidiary of the Company, (the “Note”) in favor of Pacific Premier Bank, the lender. The PPP Loan matures on April 24, 2022, bears interest at a fixed rate of 1% per annum, and is payable in 17 equal monthly payments of interest only and a final payment of the full principal plus interest for one month. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intends to use a significant portion of the PPP Loan proceeds for qualifying expenses but no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

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

Since December 31, 2019, we operate under two brands:

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

Recent Developments

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020 we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed sales operations in June 2020 with online sales events selling into our suite of online, on-demand, and over-the-phone products. We also resumed online, on-demand, and over-the-phone fulfillment activities in June 2020. These activities required the re-engagement by the Company of some furloughed employees and independent contractors. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2020 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2020 and beyond, but expect developments related to COVID-19 to materially affect the Company’s financial performance in 2020.

On April 16, 2020, the Company applied for a loan through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) established pursuant to the recently enacted Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). On April 27, 2020, the Company received loan proceeds in the amount of $1,899,832.00 under the PPP. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note issued by Elite Legacy Education, Inc., a subsidiary of the Company, (the “Note”) in favor of Pacific Premier Bank, the lender. The Company plans to use the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

Results of Operations

Our financial results in Q1 2020 were negatively affected by the COVID-19 pandemic impact, slower than we anticipated establishment of our new Homemade Investor brand, as well as the effect of winding down our Rich Dad brand and other matters as disclosed in the litigation section of note 12 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Our Results of Operations in 2020 and 2019 were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenue	$10,120	$20,458
Operating costs and expenses:
Direct course expenses	3,532	10,478
Advertising and sales expenses	1,799	4,777
Royalty expenses	46	1,019
General and administrative expenses	1,775	4,092
Total operating costs and expenses	7,152	20,366
Income from operations	2,968	92
Other income (expense):
Interest expense	(83)	(33)
Other income (expense), net	21	(31)
Total other expense, net	(62)	(64)
Income from continuing operations before income taxes	2,906	28
Income tax benefit	127	60
Net income from continuing operations	3,033	88
Net loss from discontinued operations	—	(193)
Net income/(loss)	$3,033	$(105)

Basic earnings per common share - continuing operations	$0.13	$0.01
Basic loss per common share - discontinued operations	—	(0.01)
Basic earnings per common share	$0.13	$0.00

Diluted earnings per common share - continuing operations	$0.13	$0.01
Diluted loss per common share - discontinued operations	—	(0.01)
Diluted earnings per common share	$0.13	$0.00

Basic weighted average common shares outstanding	22,985	23,117
Diluted weighted average common shares outstanding	23,163	23,117

Comprehensive loss:
Net income/(loss)	$3,033	$(105)
Foreign currency translation adjustments, net of tax of $0	1,910	(392)
Total comprehensive income/(loss)	$4,943	$(497)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended March 31,
	2020	2019
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	34.9	51.2
Advertising and sales expenses	17.8	23.4
Royalty expenses	0.5	5.0
General and administrative expenses	17.5	20.0
Total operating costs and expenses	70.7	99.6
Income from operations	29.3	0.4
Other income (expense):
Interest expense	(0.8)	(0.2)
Other income (expense), net	0.2	(0.1)
Total other expense, net	(0.6)	(0.3)
Income from continuing operations before income taxes	28.7	0.1
Income tax benefit	1.3	0.3
Net income from continuing operations	30.0	0.4
Net loss from discontinued operations	—	(0.9)
Net income/(loss)	$30.0%	$(0.5)%

Outlook

Cash sales were $3.1 million for the three months ended March 31, 2020 compared to $24.4 million for the three months ended March 31, 2019, a decrease of $21.3 million or 87.3%.

The decrease was driven by a $12.8 million decrease in our North American segment, a $5.8 million decrease in our Other Foreign Markets segment and a $2.7 million decrease in our U.K. segment.

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

Operating Segments

Our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2020	2019
North America	84.4%	73.3%
U.K.	2.7%	8.2%
Other foreign markets	12.9%	18.5%
Total consolidated revenue	100.0%	100.0%

	Three Months Ended March 31,
Segment revenue	2020	2019
	(In thousands)
North America	$8,537	$14,987
U.K.	272	1,686
Other foreign markets	1,311	3,785
Total consolidated revenue	$10,120	$20,458

North America

Revenue derived from the Rich Dad brands in our North America segment was $5.7 million and $12.1 million or as a percentage of total segment revenue was 67.0% and 80.7% for the three months ended March 31, 2020 and 2019, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. Revenue derived from our Homemade Investor brand was $0.4 million and 4.7% as a percentage of total revenue for the three months ended March 31, 2020.

The North America segment revenue was $8.5 million and $15.0 million or as a percentage of total revenue was 84.4% and 73.3% for the three months ended March 31, 2020 and 2019, respectively. The decrease in revenue of $6.5 million or 43.0% during the three months ended March 31, 2020 compared to the same period in 2019, was due to a decrease in recognition of revenue from attendance (i.e. fulfillment) of $6.9 million or 59.1%, which was partially offset by an increase in revenue from expired contracts of $0.4 million or 15.0%.

U.K.

Revenue derived from the Rich Dad brands in our U.K. segment was $0.2 million and $1.4 million or as a percentage of total segment revenue was 71.7% and 87.5% for the three months ended March 31, 2020 and 2019, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $0.3 million and $1.7 million or as a percentage of total revenue was 2.7% and 8.2% for the three months ended March 31, 2020 and 2019, respectively. The decrease in revenue of $1.4 million or 83.9% for the three months ended March 31, 2020 compared to the same period in 2019, was due to a decreased attendance (i.e. fulfillment) of $1.4 million or 100.0%.

Other Foreign Markets

We operate in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. Revenue derived from the Rich Dad brands was $1.2 million and $3.7 million or as a percentage of total segment revenue was 91.4% and 98.6% for the three months ended March 31, 2020 and 2019, respectively.

The Other Foreign Markets segment revenue was $1.3 million and $3.8 million or as a percentage of total revenue was 12.9% and 18.5% for the three months ended March 31, 2020 and 2019, respectively. The decrease in revenue of $2.5 million or 65.4% for the three months ended March 31, 2020 compared to the same period in 2019, was due to a decreased attendance (i.e. fulfillment) of $2.4 million or 100.0% and a decrease in revenue from expired contracts of $0.1 million or 3.3%.

Three months ended March 31, 2020 Compared to Three months ended March 31, 2019

Revenue

Revenue was $10.1 million for the three months ended March 31, 2020 compared to $20.5 million for the three months ended March 31, 2019. Revenue decreased $10.4 million or 50.7% during the three months ended March 31, 2020 compared to the same period in 2019. The decrease in revenue was mainly due to a decreased attendance (i.e. fulfillment) of $10.8 million or 69.2%, which was partially offset by an increase in recognition of revenue from expired contracts of $0.4 million or 8.9%. The decrease in attendance was mainly due to students concerns around public gatherings and social distancing from the coronavirus pandemic.

Cash sales were $3.1 million for the three months ended March 31, 2020 compared to $24.4 million for the three months ended March 31, 2019, a decrease of $21.3 million or 87.3%. The decrease was driven by a $12.8 million decrease in our North American segment, a $5.8 million decrease in our Other Foreign Markets segment and a $2.7 million decrease in our U.K. segment.

Operating Expenses

Total operating costs and expenses were $7.2 million for the three months ended March 31, 2020 compared to $20.4 million for the three months ended March 31, 2019, a decrease of $13.2 million or 64.7%. The decrease was primarily due to a $7.0 million decrease in direct course expenses, a $3.0 million decrease in advertising and sales expenses, a $2.3 million decrease in general and administrative expenses and a $0.9 million decrease in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $3.5 million for the three months ended March 31, 2020 compared to $10.5 million for the three months ended March 31, 2019, a decrease of $7.0 million or 66.7%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

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

Advertising and sales expenses were $1.8 million for the three months ended March 31, 2020 compared to $4.8 million for the three months ended March 31, 2019, a decrease of $3.0 million, or 62.5%. As a percentage of revenue, advertising and sales expenses were 17.8% and 23.4% of revenue for the three months ended March 31, 2020 and 2019, a decrease of 5.6%.

Royalty expenses

The licensing and related agreement around the Homemade Investor brand, and during 2019 around the Rich Dad brand, whereby we have exclusive rights to develop, market, and sell branded live seminars, training courses, and related products worldwide. In connection with these agreements, in their respective terms of 2020 and 2019, we are required to pay royalties. Royalty expenses were $0.1 million for the three months ended March 31, 2020 compared to $1.0 million for the three months ended March 31, 2019, a decrease of $0.9 million or 90.0%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $1.8 million for the three months ended March 31, 2020 compared to $4.1 million for the three months ended March 31, 2019, a decrease of $2.3 million, or 56.1%. The decrease in general and administrative expenses was partially a result of a decrease in our personnel expenses due to the fact that we furloughed substantially all of our employees as described in the recent developments section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax expense

We recorded an income tax benefit of $127 thousand and $60 thousand for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate was 3.0% and 36.1% for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2020, and December 31, 2019, valuation allowances of $4.7 million and $4.7 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations

Net income from continuing operations was $3.0 million or $0.13 per basic and diluted common share for the three months ended March 31, 2020 compared to net income of $0.1 million or $0.01 per basic and diluted common share for the three months ended March 31, 2019, an increase in net income of $2.9 million or $0.12 per basic and diluted common share.

Net income (loss) from discontinued operations

Net loss from discontinued operations was $0.2 million or ($0.01) per basic and diluted common share for the three months ended March 31, 2019. There was no net income (loss) from discontinued operations for the three months ended March 31, 2020.

Net Income/(Loss)

Net income was $3.0 million or $0.13 per basic and diluted common share for the three months ended March 31, 2020, compared to a net loss of $0.1 million or $0.0 per basic and diluted common share for the three months ended March 31, 2019, an increase in net income of $3.1 million or $0.13 per basic and diluted common share.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2020 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2020. However, we are exploring alternative sources of capital. For the quarter ended March 31, 2020, we had an accumulated deficit and a working capital deficit. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations globally as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	(2,550)	3,538
Net cash provided by investing activities	365	136
Net cash provided by financing activities	—	387
Effect of exchange rate differences on cash	(422)	42
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,607)	4,103

Operating Cash Flows and Liquidity

Net cash used in operating activities was $2.6 million in the three month ended March 31, 2020 compared to net cash provided by operating activities of $3.5 million in the three month ended March 31, 2019, representing a period-over-period decrease of $6.1 million. This decrease was primarily the result of a decrease in current liabilities for deferred revenue.

Investing Cash Flows

Net cash provided by investing activities totaled $365.0 thousand in the three month ended March 31, 2020 compared to net cash provided by investing activities of $136.0 thousand in the three month ended March 31, 2019, representing our sale of property and equipment and investment property.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2020 and December 31, 2019 was 100.0% equity.

There was no cash used in or provided by financing activities during the three months ended March 31, 2020. Net cash provided by financing activities totaled $387.0 thousand during the three months ended March 31, 2019.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of March 31, 2020, and December 31, 2019, our consolidated current deferred revenue was $37.1 million and $46.5 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2020, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of March 31, 2020 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of March 31, 2020, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company’s equity securities during the three month ended March 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.4	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
10.1	Employment Agreement dated March 18, 2020 by and between Legacy Education Alliance, Inc. and Vanessa Guzmán-Clark (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 20, 2020)
10.2

Promissory Note, dated April 24, 2020, by and between Pacifica Premier Bank and Elite Legacy Education, Inc. (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 1, 2020)

31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: June 29, 2020	By:	/s/ JAMES E. MAY
James E. May
Chief Executive Officer and Director

Dated: June 29, 2020	By:	/s/ VANESSA GUZMÁN-CLARK
Vanessa Guzmán-Clark
Chief Financial Officer