Form 10-Q
period 2020-06-30
Legacy Education Alliance, Inc.
filed 2020-08-14
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of August 14, 2020: 23,242,502.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties, including, but not limited to our licensors; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; the effects of the COVID-19 coronavirus pandemic on the global and national economies and on our business operations; and the estimates and matters described under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”), including, but not limited to, the Cautionary Note Regarding Forward Looking Statements as set forth in our Current Report on Form 8-K filed with the SEC on April 16, 2020. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate. In addition, to the extent any inconsistency or conflict exists between the information included in this report and the information included in our prior reports and other filings with the SEC, the information contained in this report updates and supersedes such information.

Forward-looking statements are based on current plans, estimates, assumptions and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events.

Presentation of Financial Statements

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or “Legacy” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, Inc., including Tigrent Inc., a Colorado corporation (“TIGE”).

This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income/(loss), and cash flows of Legacy and its subsidiaries.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,843	$3,839
Restricted cash	1,845	2,389
Deferred course expenses	4,203	6,805
Prepaid expenses and other current assets	1,370	2,074
Inventory	46	47
Total current assets	9,307	15,154
Property and equipment, net	1,318	1,382
Right-of-use assets	45	122
Deferred tax asset, net	1,191	287
Other assets	42	413
Total assets	$11,903	$17,358
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,139	$2,311
Royalties payable	133	150
Accrued course expenses	150	576
Accrued salaries, wages and benefits	162	459
Operating lease liability, current portion	24	86
Other accrued expenses	3,752	1,660
Short-term borrowings and current portion of long-term debt	500	500
Deferred revenue	30,216	46,453
Discontinued operations-current liabilities	4,191	4,499
Total current liabilities	41,267	56,694
Long-term debt, net of current portion	1,900	—
Operating lease liability, net of current portion	21	27
Total liabilities	43,188	56,721
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 23,162,502 and 23,162,502 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	11,566	11,552
Cumulative foreign currency translation adjustment	1,938	710
Accumulated deficit	(44,791)	(51,627)
Total stockholders’ deficit	(31,285)	(39,363)
Total liabilities and stockholders’ deficit	$11,903	$17,358

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME/(LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$7,785	$19,497	$17,905	$39,955
Operating costs and expenses:
Direct course expenses	1,528	10,240	5,060	20,718
Advertising and sales expenses	—	4,545	1,799	9,322
Royalty expenses	3	891	49	1,910
General and administrative expenses	1,282	4,249	3,057	8,341
Total operating costs and expenses	2,813	19,925	9,965	40,291
Income/(loss) from operations	4,972	(428)	7,940	(336)
Other income (expense):
Interest expense, net	(20)	(20)	(103)	(53)
Other income (expense), net	(27)	484	(6)	453
Total other income (expense), net	(47)	464	(109)	400
Income from continuing operations before income taxes	4,925	36	7,831	64
Income tax benefit/(expense)	(1,122)	—	(995)	60
Net income from continuing operations	3,803	36	6,836	124
Net loss from discontinued operations ’	—	(311)	—	(504)
Net income/(loss)	$3,803	$(275)	$6,836	$(380)

Basic earnings per common share - continuing operations	$0.16	$0.00	$0.30	$0.00
Basic loss per common share - discontinued operations	—	(0.01)	—	(0.02)
Basic earnings/(loss) per common share	$0.16	$(0.01)	$0.30	$(0.02)

Diluted earnings per common share - continuing operations	$0.16	$0.00	$0.29	$0.00
Diluted loss per common share - discontinued operations	—	(0.01)	—	(0.02)
Diluted earnings/(loss) per common share	$0.16	$(0.01)	$0.29	$(0.02)

Basic weighted average common shares outstanding	23,017	23,123	23,001	23,120
Diluted weighted average common shares outstanding	23,163	23,123	23,163	23,120

Comprehensive income/(loss):
Net income/(loss)	$3,803	$(275)	$6,836	$(380)
Foreign currency translation adjustments, net of tax of $0	(682)	341	1,228	(51)
Total comprehensive income/(loss)	$3,121	$66	$8,064	$(431)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2018	23,121	$2	$11,470	$1,444	$(61,577)	$(48,661)
Share-based compensation expense	—	—	28	—	—	28
Cancellation of common stock	(13)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(392)	—	(392)
Net Loss	—	—	—	—	(105)	(105)
Balance at March 31, 2019	23,108	$2	$11,498	$1,052	$(61,682)	$(49,130)
Share-based compensation expense	—	—	29	—	—	29
Issuance of common stock	55	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	341	—	341
Net Loss	—	—	—	—	(275)	(275)
Balance at June 30, 2019	23,163	$2	$11,527	$1,393	$(61,957)	$(49,035)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2019	23,163	$2	$11,552	$710	$(51,627)	$(39,363)
Share-based compensation expense	—	—	6	—	—	6
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,910	—	1,910
Net Income	—	—	—	—	3,033	3,033
Balance at March 31, 2020	23,163	$2	$11,558	$2,620	$(48,594)	$(34,414)
Share-based compensation expense	—	—	8	—	—	8
Foreign currency translation adjustment, net of tax of $0	—	—	—	(682)	—	(682)
Net Income	—	—	—	—	3,803	3,803
Balance at June 30, 2020	23,163	$2	$11,566	$1,938	$(44,791)	$(31,285)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$6,836	$(380)
Less net loss from discontinued operations ’	—	(504)
Net income from continuing operations	$6,836	$124
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42	93
Non-cash lease expense	29	14
Gain on the sale of fixed assets and investment property	(33)	(40)
Share-based compensation	14	57
Deferred income taxes	(923)	(139)
Changes in operating assets and liabilities:
Deferred course expenses	2,474	(576)
Prepaid expenses and other receivable	641	(19)
Inventory	1	8
Other assets	10	(61)
Accounts payable-trade	(114)	(105)
Royalties payable	(17)	164
Accrued course expenses	(386)	852
Accrued salaries, wages and benefits	(298)	(30)
Operating lease liability	(28)	(14)
Other accrued expenses	2,910	(727)
Deferred revenue	(15,180)	3,244
Net cash (used in) provided by operating activities - continuing operations	(4,022)	2,845
Net cash provided by operating activities - discontinued operations	—	732
Net cash (used in) provided by operating activities	(4,022)	3,577
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(13)
Proceeds from sales of investment property	365	—
Proceeds from sales of property and equipment	—	165
Net cash provided by investing activities - continuing operations	365	152
Net cash provided by investing activities - discontinued operations	—	—
Net cash provided by investing activities	365	152
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	—	(18)
Proceeds from issuance of debt	1,900	—
Net cash provided by (used in) financing activities - continuing operations	1,900	(18)
Net cash provided by financing activities - discontinued operations	—	395
Net cash provided by financing activities	1,900	377
Effect of exchange rate differences on cash	(783)	275
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,540)	4,381
Cash and cash equivalents and restricted cash, beginning of period	$6,228	$6,637
Cash and cash equivalents and restricted cash, end of period	$3,688	$11,018

Supplemental disclosures:
Cash paid during the period for interest	$107	$75
Cash paid during the period for income taxes, net of refunds received	$—	$(120)

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

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. As a result of the COVID-19 coronavirus pandemic, and the resulting worldwide restrictions on travel and social distancing, we have temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins. Currently, our sales operations are limited to online sales events selling into our suite of online, on-demand, and over-the-phone products. Our product fulfilment operations similarly are limited to online, on-demand, and over-the-phone activities. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2020 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Basis of Presentation.

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or “Legacy” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, Inc., including Tigrent Inc., a Colorado corporation. All intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 4 “Discontinued Operations”, the sale of Legacy Education Alliance International Ltd (Legacy UK) assets and deferred revenue is reflected as a discontinued operation in the condensed consolidated financial statements.

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

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the six months ended June 30, 2020 we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Use of Estimates.

Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to deferred revenues, reserve for breakage, deferred costs, revenue recognition, commitments and contingencies, fair value of financial instruments, useful lives of property and equipment, right-of-use assets, and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

As a result of the COVID-19 coronavirus pandemic, and the resulting worldwide restrictions on travel and social distancing, we have temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2020 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2020 and beyond, but expect developments related to COVID-19 to materially affect the Company’s financial performance in 2020.

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At June 30, 2020 and December 31, 2019, we did not have a CDAR balance.

Restricted Cash.

Restricted cash balances consist primarily of funds on deposit with credit card and other payment processors. These balances do not have the benefit of federal deposit insurance and are subject to the financial risk of the parties holding these funds. Restricted cash balances held by credit card processors are unavailable to us unless, and for a period of time after, we discontinue the use of their services. Because a portion of these funds can be accessed and converted to unrestricted cash in less than one year in certain circumstances, that portion is considered a current asset. Restricted cash is included with cash and cash equivalents in our condensed consolidated statements of cash flows.

Deposits with Credit Card Processors.

The deposits with our credit card processors are held due to arrangements under which our credit card processors withhold credit card funds to cover charge backs in the event we are unable to honor our commitments. These deposits are included in restricted cash on our condensed consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated cash flow statements:

	June 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$1,843	$3,839
Restricted cash	1,845	2,389
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$3,688	$6,228

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

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjusting for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves. Our provision for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

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

Share-based compensation expenses related to our restricted stock grants were $8.0 thousand and $29.0 thousand for the three months ended June 30, 2020 and 2019, respectively, and $14.0 thousand and $57.0 thousand for the six months ended June 30, 2020 and 2019, respectively, which are reported as a separate line item in the condensed consolidated statements of changes in stockholders’ deficit.

Note 4 - Discontinued Operations

On October 28, 2019, four creditors of Legacy Education Alliance International Ltd. (“Legacy UK”), one of our UK subsidiaries, obtained an order from the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”) with respect to the business and affairs of Legacy UK. Pursuant to the Administration Order of November 15, 2019, from the English Court, the two individuals appointed as administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. Further details, including the resolution of claims and liabilities, and other information regarding the administration may not be forthcoming for several months. We are considering our alternatives for future operations in the United Kingdom and are continuing to conduct business outside the United States through its other foreign subsidiaries in Canada, Hong Kong, Australia, and South Africa. The impact of this transaction is reflected as a discontinued operation in the condensed consolidated financial statements.

The major classes of assets and liabilities of Legacy UK were as follows:

	June 30,	December 31,
(in thousands)	2020	2019
Major classes of liabilities
Accounts payable	3,174	3,408
Accrued course expenses	533	472
Other accrued expenses	484	619
Total major classes of liabilities - discontinued operations	$4,191	$4,499

The financial results of the discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue	$—	$4,201	$—	$8,319
Total operating costs and expenses	—	4,326	—	8,534
Loss from discontinued operations	—	(125)	—	(215)
Interest expense	—	(54)	—	(62)
Other expense, net	—	(132)	—	(227)
Net loss from discontinued operations	$—	$(311)	$—	$(504)

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

We excluded unvested restricted stock awards from the diluted weighted-average number of shares used in our diluted EPS calculation of 540,118 and 559,286 for the three and six months ended June 30, 2019 because we had a net loss in these periods.

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

Our weighted average unvested restricted stock awards outstanding were 146,244 and 540,118 for the three months ended June 30, 2020 and 2019, respectively, and 162,197 and 559,286 for the six months ended June 30, 2020 and 2019, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$3,803	23,163		$(275)	23,123
Amounts allocated to unvested restricted shares	(24)	(146)		—	—
Amounts available to common stockholders	$3,779	23,017	$0.16	$(275)	23,123	$(0.01)
Diluted:
Amounts allocated to unvested restricted shares	24	146		—	—
Non participating share units		—			—
Amounts reallocated to unvested restricted shares	(24)	—		—	—
Amounts available to stockholders and assumed conversions	$3,779	23,163	$0.16	$(275)	23,123	$(0.01)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$6,836	23,163		$(380)	23,120
Amounts allocated to unvested restricted shares	(48)	(162)		—	—
Amounts available to common stockholders	$6,788	23,001	$0.30	$(380)	23,120	$(0.02)
Diluted:
Amounts allocated to unvested restricted shares	48	162		—	—
Non participating share units		—			—
Amounts reallocated to unvested restricted shares	(48)	—		—	—
Amounts available to stockholders and assumed conversions	$6,788	23,163	$0.29	$(380)	23,120	$(0.02)

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

We did not have any financial liabilities or financial assets measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis as of June 30, 2020 and December 31, 2019.

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

Note 7 – Short-Term and Long-Term Debt

(in thousands)	As of June 30, 2020	As of December 31, 2019
Promissory note	$500	$500
Paycheck Protection Program loan	1,900	—
Total debt	2,400	500
Less current portion of long-term debt	(500)	(500)
Total long-term debt, net of current portion	$1,900	$-

The following is a summary of scheduled debt maturities by year (in thousands):

2020	$500
2021	—
2022	1,900
Total debt	$2,400

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500 thousand from USA ReGrowth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which was initially due on March 13, 2019, was issued in an aggregate principal amount of $500 thousand and bore interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL 33904 (“Corporate HQ”). On March 8, 2019, we executed an extension of the maturity date to September 13, 2019. During the initial 120 days of the extension period, the Promissory Note bore interest at a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid. On September 13, 2019, we executed a second extension of the maturity date to March 13, 2020. During the initial 120 days of the second extension period, the Promissory Note bears a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid. The extension matured on March 13, 2020, though the lender agreed to extend the maturity date until a new Promissory Note with a different lender was obtained on August 6, 2020, on which date the outstanding principal balance and interests were paid in full. See Note 14 “Subsequent Events”.

On April 27, 2020, Elite Legacy Education, Inc., a subsidiary of the Company, entered into a Promissory Note in favor of Pacific Premier Bank, the lender, through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) established pursuant to the CARES Act. The unsecured loan (the “PPP Loan”) proceeds were in the amount of $1,899,832, matures on April 24, 2022, bears interest at a fixed rate of 1% per annum, and is payable in 17 equal monthly payments of interest only and a final payment of the full principal plus interest for one month. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intends to use a significant portion of the PPP Loan proceeds for qualifying expenses, but no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Note 8 - Income Taxes

In response to liquidity issues that businesses are facing as a result of the recent novel coronavirus (“COVID-19”) global pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 by the U.S. government. The CARES Act allows for Net Operating Losses (NOLs) to offset 100% of taxable income retroactive to 2019. Under prior rules, only 80% of taxable income could be offset by NOLs. As a result of the application of the CARES Act, our tax liability was positively impacted by a net benefit of $88.0 thousand. In addition, the CARES Act temporarily increases the deductible interest expense limitation for tax years beginning in 2019 and 2020.

We recorded income tax expense of $1,122 thousand and no income tax expense or benefit for the three months ended June 30, 2020 and 2019, respectively. We recorded income tax expense of $995 thousand and an income tax benefit of $60 thousand for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate was 22.8% and 0.0% for the three months ended June 30, 2020 and 2019, and 12.8% and 13.6% for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of a reversal of a valuation allowance across several jurisdictions.

In the second quarter of 2020, we determined that a $922 thousand valuation allowance against U.S. and non U.S. deferred taxes was no longer required. The Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the associated deferred tax assets. As of June 30, 2020 and December 31, 2019, we retained a valuation allowances of $3.7 million and $4.7 million, respectively.

During the six months ended June 30, 2020 and 2019 there were no material changes in uncertain tax positions. We do not expect any significant changes to unrecognized tax benefits in the next year. We estimate $0.3 million and $0.3 million of the unrecognized tax benefits, which if recognized, would impact the effective tax rate at June 30, 2020 and December 31, 2019, respectively. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

We are not currently under examination in any jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our condensed consolidated statements of operations and comprehensive income/(loss).

Our federal income tax returns for the years subsequent to 2017 are subject to examination by the Internal Revenue Service. Our state tax returns for all years after 2017 or 2016, depending on each state’s jurisdiction, are subject to examination. In addition, our Canadian tax returns and United Kingdom tax returns for all years after 2013 are subject to examination.

Note 9 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of June 30, 2020 and December 31, 2019, including foreign subsidiaries, without FDIC coverage were $1.0 million and $2.5 million, respectively.

Revenue.

A significant portion of our revenue was derived from the Rich Dad brands. For the three months ended June 30, 2020 and 2019, Rich Dad brands provided 89.8% and 83.4% of our revenue. For the six months ended June 30, 2020 and 2019, Rich Dad brands provided 78.8% and 83.9% of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (see Note 10 — Segment Information).

The License Agreement with Rich Dad Operating Company, LLC pursuant to which we licensed the Rich Dad Education brand expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the Agreement.

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

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2020	2019	2020	2019
North America	68.9%	71.7%	77.6%	72.5%
U.K.	1.8%	3.6%	2.3%	6.0%
Other foreign markets	29.3%	24.7%	20.1%	21.5%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

Operating results for the segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment revenue	(In thousands)		(In thousands)
North America	$5,366	$13,980	$13,903	$28,967
U.K.	138	697	410	2,383
Other foreign markets	2,281	4,820	3,592	8,605
Total consolidated revenue	$7,785	$19,497	$17,905	$39,955

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment gross profit contribution *	(In thousands)		(In thousands)
North America	$3,888	$3,472	$7,794	$7,767
U.K.	222	(102)	446	275
Other foreign markets	2,144	451	2,757	(37)
Total consolidated gross profit	$6,254	$3,821	$10,997	$8,005

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation and amortization expenses	(In thousands)		(In thousands)
North America	$14	$41	$28	$72
U.K.	3	18	7	19
Other foreign markets	3	1	7	2
Total consolidated depreciation and amortization expenses	$20	$60	$42	$93

	June 30,	December 31,
	2020	2019
Segment identifiable assets	(In thousands)
North America	$5,614	$9,937
U.K.	3,686	4,135
Other foreign markets	2,603	3,286
Total consolidated identifiable assets	$11,903	$17,358

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. As of June 30, 2020, we have deferred revenue of $28.0 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from six to eighteen months. The revenue associated with these performance obligations is recognized as the obligation is satisfied. As of June 30, 2020, we maintain a reserve for breakage of $2.2 million for the fulfillment of our obligation to students whose contracts expired during our COVID-19 60-day operational hiatus during Q2 (see Note 1 “General”).

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	4,909	138	2,251	7,298	8,532	452	1,990	10,974
Products	—	—	—	—	2,702	172	1,421	4,295
Coaching and Mentoring	85	—	—	85	1,400	33	1,330	2,763
Online and Subscription	372	—	30	402	430	—	79	509
Other	—	—	—	—	916	40	—	956
Total revenue	5,366	138	2,281	7,785	13,980	697	4,820	19,497

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	11,064	410	3,264	14,738	16,885	1,679	4,160	22,724
Products	407	—	—	407	5,484	535	1,801	7,820
Coaching and Mentoring	1,059	—	227	1,286	2,799	128	2,495	5,422
Online and Subscription	950	—	101	1,051	928	1	149	1,078
Other	423	—	—	423	2,871	40	—	2,911
Total revenue	13,903	410	3,592	17,905	28,967	2,383	8,605	39,955

Note 12 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, and Homemade Investor. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) were $0.0 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively.

Custodial and Counterparty Risk.

We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at June 30, 2020 and December 31, 2019, were $1.8 million and $2.3 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At June 30, 2020 and December 31, 2019, we did not have a CDAR balance.

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

In the Matter of Elite Legacy Education UK Ltd. On March 18, 2020, a Winding-Up Petition, CR-2020-001958, was filed in the High Court of Justice, Business and Property Courts of England and Wales (the “Court”) against one of our UK subsidiaries, Elite Legacy Education UK Ltd. (“ELE UK”), by one of its creditors (“Petitioner”) pursuant to which the Petitioner was claiming a debt of £461,459.70 plus late payment interest and statutory compensation was due and owing. The Petitioner sought an order from the Court to wind up the affairs of ELE UK under the UK Insolvency Act of 1986. ELE UK has disputed the claim of the Petitioner and on June 11, 2020, ELE UK obtained a court order vacating the hearing on the Petition originally set for June 24, 2020. On July 24, 2020, the Court entered an order finding that there was a genuine dispute on substantial grounds with respect to £392,761.70 of the Petitioner’s claim, and that only £68,698 plus late payment interest and statutory compensation was due and owing. The Court further restrained the Petitioner from advertising its Winding-Up Petition until August 14, 2020 and, provided, ELEUK pays the Petitioner the sums awarded under the Court’s order, plus late payment interest and statutory compensation on or before August 14, 2020, the Petitioner’s Winding-Up Petition would be dismissed.

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

Lease Position as of June 30, 2020 and December 31, 2019

The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

		June 30,	December 31,
(in thousands)	Classification on the Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right of use assets	$45	$122
	Total lease assets	$45	$122

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$24	$86
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$21	$27
	Total lease liabilities	$45	$113

Lease cost for the three and six months ended June 30, 2020 and 2019

The table below presents the lease related costs recorded on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019:

		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
Lease cost	Classification	2020	2019	2020	2019
Operating lease cost	General and administrative expenses	$6	$7	$29	$14
	Total lease cost	$6	$7	$29	$14

Other Information

The table below presents supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$28	$14
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$(49)	$75

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Weighted average remaining lease term - operating leases	1.82 years	1.67 years
Weighted average discount rate - operating leases	12.00%	12.00%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2020:

Amounts due in	Operating Leases
(in thousands)
2020	$14
2021	27
2022	9
Total minimum lease payments	50
Less: effect of discounting	(5)
Present value of future minimum lease payments	45
Less: current obligations under leases	(24)
Long-term lease obligations	$21

There are no lease arrangements where the Company is the lessor.

Note 14 – Subsequent Events

Impact from COVID-19 Coronavirus.

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

Entry Into Material Commercial Contract.

On July 24, 2020 (the “Effective Date”), 1612 E. Cape Coral Parkway Holding Co., LLC (the Seller”), a subsidiary of the Company, entered into a Commercial Contract with Daniel Thom, as Trustee of Torstonbo Trust, a Florida revocable trust (“Buyer”) for the sale of the real property and improvements located at 1612 E. Cape Coral Parkway, Cape Coral, Florida (the “Property”), subject to the terms and conditions of the Commercial Contract. The Property is currently used as the US headquarters of the Company and various of its subsidiaries. The aggregate purchase price for the Property is $2.5 million to be paid in cash at closing. The Property is encumbered by a mortgage with an outstanding principal amount of $0.5 million (see Note 7 “Short-Term and Long-Term Debt”), which, along with accrued interest, will be paid at Closing.

The material terms of the Commercial Contract include: (i) an initial deposit from the Buyer of $0.2 million, non-refundable to the Buyer (except as otherwise provided in the Commercial Contract) after the expiration of a 20-day due diligence period, which ended on August 13, 2020; (ii) a second deposit into escrow from the Buyer of $0.2 million within three (3) days after the expiration of the 20-day due diligence period; and (iii) a closing date thirty (30) days following the Effective Date. The Commercial Contract provides that subject to certain conditions to Closing contained in the Commercial Contract, including the obligation of Seller to deliver marketable title, the Seller will deliver the Property to the Buyer at closing in its current condition “as is” condition, ordinary wear and tear excepted and without warranty other than marketability of title. There is no financing contingency. The foregoing description of the Commercial Contract does not purport to be complete and is qualified in its entirety by reference to the text of such agreement.

Promissory Note and Mortgage, Assignment of Rents and Security Agreement

On August 6, 2020, 1612 E. Cape Coral Parkway Holding Co., LLC (“Borrower”), a Florida limited liability company and subsidiary of the Company entered into a Promissory Note and Mortgage, Assignment of Rents, and Security Agreement (collectively, the “Loan Documents”) with Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC (collectively “Lenders”) pursuant to which Borrower borrowed the principal amount of $1 million. The Promissory Note requires monthly payments of interest only at a fixed rate of 12% per annum. Payment of unpaid principal and any accrued and unpaid interest is due on August 5, 2021. Pursuant to the Mortgage, Assignment of Rents and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the real property and improvements located at 1612 East Cape Coral Parkway, Cape Coral, FL. 33904 (the “Collateral”). At closing, we received $396,762 in net proceeds after closing costs and other fees and costs and after paying off the outstanding principal in the amount of $0.5 million, plus accrued interest, under a Promissory Note held by USA Regrowth Fund LLC.

The Borrower may prepay any part of the loan at any time however any such prepayments made before February 6, 2021 will be subject to a prepayment fee unless such prepayment is made in connection with the sale of the Collateral to a bona fide third-party purchaser. The Loan Documents contain covenants usual and customary for loans of its type, including, the obligation to maintain, repair, and insure, and not to encumber the Collateral.

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

Impact from COVID-19 Coronavirus.

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

Entry Into Material Commercial Contract.

On July 24, 2020 (the “Effective Date”), 1612 E. Cape Coral Parkway Holding Co., LLC (the Seller”), a subsidiary of the Company, entered into a Commercial Contract with Daniel Thom, as Trustee of Torstonbo Trust, a Florida revocable trust (“Buyer”) for the sale of the real property and improvements located at 1612 E. Cape Coral Parkway, Cape Coral, Florida (the “Property”), subject to the terms and conditions of the Commercial Contract. The Property is currently used as the US headquarters of the Company and various of its subsidiaries. The aggregate purchase price for the Property is $2.5 million to be paid in cash at closing. The Property is encumbered by a mortgage in favor of USA Regrowth Fund LLC securing an outstanding loan in the principal amount of $0.5 million, which, along with accrued interest, will be paid at Closing.

The material terms of the Commercial Contract include: (i) an initial deposit from the Buyer of $0.2 million, non-refundable to the Buyer (except as otherwise provided in the Commercial Contract Agreement) after the expiration of a 20-day due diligence period, which ended on August 13, 2020; (ii) a second deposit into escrow from the Buyer of $0.2 million within three (3) days after the expiration of the 20-day due diligence period; and (iii) a closing date thirty (30) days following the Effective Date. The Commercial Contract provides that subject to certain conditions to Closing contained in the Commercial Contract, including the obligation of Seller to deliver marketable title, the Seller will deliver the Property to the Buyer at closing in its current condition “as is” condition, ordinary wear and tear excepted and without warranty other than marketability of title. There is no financing contingency. The foregoing description of the Commercial Contract does not purport to be complete and is qualified in its entirety by reference to the text of such agreement.

Promissory Note and Mortgage, Assignment of Rents and Security Agreement

On August 6, 2020, 1612 E. Cape Coral Parkway Holding Co., LLC (“Borrower”), a Florida limited liability company and subsidiary of the Company entered into a Promissory Note and Mortgage, Assignment of Rents, and Security Agreement (collectively, the “Loan Documents”) with Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC (collectively “Lenders”) pursuant to which Borrower borrowed the principal amount of $1 million. The Promissory Note requires monthly payments of interest only at a fixed rate of 12% per annum. Payment of unpaid principal and any accrued and unpaid interest is due on August 5, 2021. Pursuant to the Mortgage, Assignment of Rents and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the real property and improvements located at 1612 East Cape Coral Parkway, Cape Coral, FL. 33904 (the “Collateral”). At closing, we received $396,762 in net proceeds after closing costs and other fees and costs and after paying off the outstanding principal in the amount of $0.5 million, plus accrued interest, under a Promissory Note held by USA Regrowth Fund LLC.

The Borrower may prepay any part of the loan at any time however any such prepayments made before February 6, 2021 will be subject to a prepayment fee unless such prepayment is made in connection with the sale of the Collateral to a bona fide third-party purchaser. The Loan Documents contain covenants usual and customary for loans of its type, including, the obligation to maintain, repair, and insure, and not to encumber the Collateral.

Results of Operations

Our financial results in Q2 2020 were negatively affected by the COVID-19 pandemic impact, slower than we anticipated establishment of our new Homemade Investor brand, as well as the effect of winding down our Rich Dad brand and other matters as disclosed in the litigation section of note 12 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Our Results of Operations in 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$7,785	$19,497	$17,905	$39,955
Operating costs and expenses:
Direct course expenses	1,528	10,240	5,060	20,718
Advertising and sales expenses	—	4,545	1,799	9,322
Royalty expenses	3	891	49	1,910
General and administrative expenses	1,282	4,249	3,057	8,341
Total operating costs and expenses	2,813	19,925	9,965	40,291
Income/(loss) from operations	4,972	(428)	7,940	(336)
Other income (expense):
Interest expense, net	(20)	(20)	(103)	(53)
Other income (expense), net	(27)	484	(6)	453
Total other income (expense), net	(47)	464	(109)	400
Income from continuing operations before income taxes	4,925	36	7,831	64
Income tax benefit/(expense)	(1,122)	—	(995)	60
Net income from continuing operations	3,803	36	6,836	124
Net loss from discontinued operations ’	—	(311)	—	(504)
Net income/(loss)	$3,803	$(275)	$6,836	$(380)

Basic earnings per common share - continuing operations	$0.16	$0.00	$0.30	$0.00
Basic loss per common share - discontinued operations	—	(0.01)	—	(0.02)
Basic earnings/(loss) per common share	$0.16	$(0.01)	$0.30	$(0.02)

Diluted earnings per common share - continuing operations	$0.16	$0.00	$0.29	$0.00
Diluted loss per common share - discontinued operations	—	(0.01)	—	(0.02)
Diluted earnings/(loss) per common share	$0.16	$(0.01)	$0.29	$(0.02)

Basic weighted average common shares outstanding	23,017	23,123	23,001	23,120
Diluted weighted average common shares outstanding	23,163	23,123	23,163	23,120

Comprehensive income/(loss):
Net income/(loss)	$3,803	$(275)	$6,836	$(380)
Foreign currency translation adjustments, net of tax of $0	(682)	341	1,228	(51)
Total comprehensive income/(loss)	$3,121	$66	$8,064	$(431)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	19.7	52.5	28.3	51.9
Advertising and sales expenses	—	23.3	10.0	23.3
Royalty expenses	—	4.6	0.3	4.8
General and administrative expenses	16.5	21.7	17.1	20.9
Total operating costs and expenses	36.2	102.1	55.7	100.9
Income/(loss) from operations	63.8	(2.1)	44.3	(0.9)
Other income (expense):
Interest expense, net	(0.3)	(0.1)	(0.6)	(0.1)
Other income (expense), net	(0.3)	2.4	—	1.1
Total other income (expense), net	(0.6)	2.3	(0.6)	1.0
Income from continuing operations before income taxes	63.2	0.2	43.7	0.1
Income tax benefit/(expense)	(14.4)	—	(5.6)	0.2
Net income from continuing operations	48.8	0.2	38.1	0.3
Net loss from discontinued operations ’	—	(1.6)	—	(1.3)
Net income/(loss)	$48.8%	$(1.4)%	$38.1%	$(1.0)%

Outlook

Cash sales were $3.4 million for the six months ended June 30, 2020 compared to $45.0 million for the six months ended June 30, 2019, a decrease of $41.6 million or 92.4%.

The decrease was driven by a $27.2 million decrease in our North American segment, a $10.6 million decrease in our Other Foreign Markets segment and a $3.8 million decrease in our U.K. segment.

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

Operating Segments

Our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2020	2019	2020	2019
North America	68.9%	71.7%	77.6%	72.5%
U.K.	1.8%	3.6%	2.3%	6.0%
Other foreign markets	29.3%	24.7%	20.1%	21.5%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment revenue	(In thousands)		(In thousands)
North America	$5,366	$13,980	$13,903	$28,967
U.K.	138	697	410	2,383
Other foreign markets	2,281	4,820	3,592	8,605
Total consolidated revenue	$7,785	$19,497	$17,905	$39,955

North America

Revenue derived from the Rich Dad brands in our North America segment was $4.7 million and $11.1 million or as a percentage of total segment revenue was 87.9% and 79.1% for the three months ended June 30, 2020 and 2019, and $10.4 million and $23.2 million or as a percentage of total segment revenue was 75.1% and 79.9% for the six months ended June 30, 2020 and 2019, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. Revenue derived from our Homemade Investor brand was $26.0 thousand and $380.0 thousand or as a percentage of total segment revenue was 0.5% and 2.7% for the three and six months ended June 30, 2020, respectively.

The North America segment revenue was $5.4 million and $14.0 million or as a percentage of total revenue was 68.9% and 71.7% for the three months ended June 30, 2020 and 2019, and $13.9 million and $29.0 million or as a percentage of total revenue was 77.6% and 72.5% for the six months ended June 30, 2020 and 2019, respectively. The decrease in revenue of $8.5 million or 39.2% during the three months ended June 30, 2020 compared to the same period in 2019, was due to a decrease in recognition of revenue from attendance (i.e. fulfillment) of $9.9 million or 87.6%, which was partially offset by an increase in revenue from expired contracts of $1.3 million or 46.0%. The decrease in revenue of $15.1 million or 52.1% during the six months ended June 30, 2020 compared to the same period in 2019, was due to a decrease in recognition of revenue from attendance (i.e. fulfillment) of $17.3 million or 75.2%, which was partially offset by an increase in revenue from expired contracts of $2.2 million or 37.4%.

U.K.

Revenue derived from the Rich Dad brands in our U.K. segment was $0.1 million and $0.5 million or as a percentage of total segment revenue was 100.0% and 71.4% for the three months ended June 30, 2020 and 2019, and $0.3 million and $1.9 million or as a percentage of total segment revenue was 75.0% and 82.6% for the six months ended June 30, 2020 and 2019, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $0.1 million and $0.7 million or as a percentage of total revenue was 1.3% and 3.6% for the three months ended June 30, 2020 and 2019, and $0.4 million and $2.3 million or as a percentage of total revenue was 2.2% and 5.8% for the six months ended June 30, 2020 and 2019, respectively. The decrease in revenue of $0.6 million or 85.7% for the three months ended June 30, 2020 compared to the same period in 2019, was due to a decreased attendance (i.e. fulfillment) of $0.6 million or 100.0%. The decrease in revenue of $1.9 million or 82.6% for the six months ended June 30, 2020 compared to the same period in 2019, was due to a decreased attendance (i.e. fulfillment) of $1.9 million or 100.0%.

Other Foreign Markets

We operate in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. Revenue derived from the Rich Dad brands was $2.2 million and $4.7 million or as a percentage of total segment revenue was 95.1% and 97.7% for the three months ended June 30, 2020 and 2019, and $3.4 million and $8.4 million or as a percentage of total segment revenue was 93.7% and 98.1% for the six months ended June 30, 2020 and 2019, respectively.

The Other Foreign Markets segment revenue was $2.3 million and $4.8 million or as a percentage of total revenue was 29.3% and 24.7% for the three months ended June 30, 2020 and 2019, and $3.6 million and $8.6 million or as a percentage of total revenue was 20.1% and 21.5% for the six months ended June 30, 2020 and 2019, respectively. The decrease in revenue of $2.5 million or 52.1% for the three months ended June 30, 2020 compared to the same period in 2019, was due to a decreased attendance (i.e. fulfillment) of $2.7 million or 95.3%, which was partially offset by an increase in revenue from expired contracts of $0.2 million or 9.9%. The decrease in revenue of $5.0 million or 58.1% for the six months ended June 30, 2020 compared to the same period in 2019, was due to a decreased attendance (i.e. fulfillment) of $3.6 million or 67.5% and a decrease in revenue from expired contracts of $1.4 million or 43.5%.

Three months ended June 30, 2020 Compared to Three months ended June 30, 2019

Revenue

Revenue was $7.8 million for the three months ended June 30, 2020 compared to $19.5 million for the three months ended June 30, 2019. Revenue decreased $11.7 million or 60.0% during the three months ended June 30, 2020 compared to the same period in 2019. The decrease in revenue was mainly due to a decreased attendance (i.e. fulfillment) of $13.1 million or 89.8%, which was partially offset by an increase in recognition of revenue from expired contracts of $1.4 million or 29.3%. The decrease in attendance was mainly due to governmental and private travel restrictions and students’ concerns around public gatherings and social distancing as a result of the coronavirus pandemic.

Cash sales were $0.2 million for the three months ended June 30, 2020 compared to $20.4 million for the three months ended June 30, 2019, a decrease of $20.2 million or 99.0%. The decrease was driven by a $14.4 million decrease in our North American segment, a $4.8 million decrease in our Other Foreign Markets segment and a $1.0 million decrease in our U.K. segment.

Operating Expenses

Total operating costs and expenses were $2.8 million for the three months ended June 30, 2020 compared to $19.9 million for the three months ended June 30, 2019, a decrease of $17.1 million or 85.9%. The decrease was primarily due to a $8.7 million decrease in direct course expenses, a $4.5 million decrease in advertising and sales expenses, a $3.0 million decrease in general and administrative expenses and a $0.9 million decrease in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $1.5 million for the three months ended June 30, 2020 compared to $10.2 million for the three months ended June 30, 2019, a decrease of $8.7 million or 85.3%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

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

We did not incur any advertising and sales expenses during the three months ended June 30, 2020. Advertising and sales expenses were $4.5 million for the three months ended June 30, 2019, a decrease of $4.5 million, or 100.0%. As a percentage of revenue, advertising and sales expenses were 0.0% and 23.3% of revenue for the three months ended June 30, 2020 and 2019, a decrease of 23.3%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we around the Homemade Investor brand, and during 2019 around the Rich Dad brand, whereby we have exclusive rights to develop, market, and sell Homemade Investor and Rich Dad, respectively, branded live seminars, training courses, and related products worldwide. In connection with these agreements, in their respective terms of 2020 and 2019, we are required to pay royalties. Royalty expenses were $3.0 thousand for the three months ended June 30, 2020 compared to $891.0 thousand for the three months ended June 30, 2019, a decrease of $888.0 thousand or 99.7%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $1.3 million for the three months ended June 30, 2020 compared to $4.3 million for the three months ended June 30, 2019, a decrease of $3.0 million, or 69.8%. The decrease in general and administrative expenses was partially a result of a decrease in our personnel expenses due to the fact that we furloughed substantially all of our employees as described in the recent developments section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax expense

We recorded income tax expense of $1,122 thousand and no income tax expense or benefit for the three months ended June 30, 2020 and 2019, respectively. Our effective tax rate was 22.8% and 0.0% for the three months ended June 30, 2020 and 2019, respectively.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2020, and December 31, 2019, valuation allowances of $3.7 million and $4.7 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations

Net income from continuing operations was $3.8 million or $0.16 per basic and diluted common share for the three months ended June 30, 2020 compared to net income from continuing operations of $0.0 million or $0.00 per basic and diluted common share for the three months ended June 30, 2019, an increase in net income from continuing operations of $3.8 million or $0.16 per basic and diluted common share.

Net income (loss) from discontinued operations

Net loss from discontinued operations was $0.3 million or ($0.01) per basic and diluted common share for the three months ended June 30, 2019. There was no net income (loss) from discontinued operations for the three months ended June 30, 2020.

Net Income/(Loss)

Net income was $3.8 million or $0.16 per basic and diluted common share for the three months ended June 30, 2020, compared to a net loss of $0.3 million or ($0.01) per basic and diluted common share for the three months ended June 30, 2019, an increase in net income of $4.1 million or $0.17 per basic and diluted common share.

Six months ended June 30, 2020 Compared to Six months ended June 30, 2019

Revenue

Revenue was $17.9 million for the six months ended June 30, 2020 compared to $40.0 million for the six months ended June 30, 2019. Revenue decreased $22.1 million or 55.3% during the six months ended June 30, 2020 compared to the same period in 2019. The decrease in revenue was mainly due to a decreased attendance (i.e. fulfillment) of $22.8 million or 75.5%, which was partially offset by an increase in recognition of revenue from expired contracts of $0.7 million or 7.8%. The decrease in attendance was mainly due to governmental and private travel restrictions and students’ concerns around public gatherings and social distancing resulting from the coronavirus pandemic.

Cash sales were $3.4 million for the six months ended June 30, 2020 compared to $45.0 million for the six months ended June 30, 2019, a decrease of $41.6 million or 92.4%. The decrease was driven by a $27.2 million decrease in our North American segment, a $10.6 million decrease in our Other Foreign Markets segment and a $3.8 million decrease in our U.K. segment.

Operating Expenses

Total operating costs and expenses were $10.0 million for the six months ended June 30, 2020 compared to $40.3 million for the six months ended June 30, 2019, a decrease of $30.3 million or 75.2%. The decrease was primarily due to a $15.6 million decrease in direct course expenses, a $7.6 million decrease in advertising and sales expenses, a $5.3 million decrease in general and administrative expenses and a $1.8 million decrease in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $5.1 million for the six months ended June 30, 2020 compared to $20.7 million for the six months ended June 30, 2019, a decrease of $15.6 million or 75.4%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

Advertising and sales expenses

We generally obtain most of our customers through internet-based advertising. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in North America, United Kingdom, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $1.8 million for the six months ended June 30, 2020 compared to $9.3 million for the six months ended June 30, 2019, a decrease of $7.6 million, or 80.6%. As a percentage of revenue, advertising and sales expenses were 10.0% and 23.3% of revenue for the six months ended June 30, 2020 and 2019, a decrease of 13.3%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. Royalty expenses were $0.1 million for the six months ended June 30, 2020 compared to $1.9 million for the six months ended June 30, 2019, a decrease of $1.8 million or 94.7%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $3.1 million for the six months ended June 30, 2020 compared to $8.4 million for the six months ended June 30, 2019, a decrease of $5.3 million, or 63.1%. The decrease in general and administrative expenses was partially a result of a decrease in our personnel expenses due to the fact that we furloughed substantially all of our employees as described in the recent developments section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax expense

We recorded an income tax expense of $995 thousand and income tax benefit of $60 thousand for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate was 12.8% and 13.6% for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2020, and December 31, 2019, valuation allowances of $3.7 million and $4.7 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations

Net income from continuing operations was $6.8 million or $0.30 per basic and $0.29 per diluted common share for the six months ended June 30, 2020 compared to net income from continuing operations of $0.1 million or $0.00 per basic and diluted common share for the six months ended June 30, 2019, an increase in net income from continuing operations of $6.7 million or $0.30 per basic and $0.27 per diluted common share.

Net income (loss) from discontinued operations

Net loss from discontinued operations was $0.5 million or ($0.02) per basic and diluted common share for the six months ended June 30, 2019. There was no net income (loss) from discontinued operations for the six months ended June 30, 2020.

Net Income/(Loss)

Net income was $6.8 million or $0.30 per basic and $0.29 per diluted common share for the six months ended June 30, 2020, compared to a net loss of $0.4 million or ($0.02) per basic and diluted common share for the six months ended June 30, 2019, an increase in net income of $7.2 million or $0.30 per basic and $0.29 per diluted common share.

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

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2020 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2020. However, we are exploring alternative sources of capital. For the six months ended June 30, 2020, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations globally as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	(4,022)	3,577
Net cash provided by investing activities	365	152
Net cash provided by financing activities	1,900	377
Effect of exchange rate differences on cash	(783)	275
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,540)	4,381

Operating Cash Flows and Liquidity

Net cash used in operating activities was $4.0 million in the six month ended June 30, 2020 compared to net cash provided by operating activities of $3.6 million in the six month ended June 30, 2019, representing a period-over-period decrease of $7.6 million. This decrease was primarily the result of a decrease in current liabilities for deferred revenue.

Investing Cash Flows

Net cash provided by investing activities totaled $365.0 thousand in the six month ended June 30, 2020 compared to net cash provided by investing activities of $152.0 thousand in the six month ended June 30, 2019, representing our sale of property and equipment and investment property.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2020 was 20% debt and 80% equity. As of December 31, 2019 our consolidated capital structure was 3% debt and 97% equity.

Net cash provided by financing activities totaled $1.9 million and $0.4 million during the six months ended June 30, 2020 and 2019, respectively, representing our proceeds from issuance of the Paycheck Protection Program loan in 2020 and promissory note in 2019.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of June 30, 2020, and December 31, 2019, our consolidated current deferred revenue was $30.2 million and $46.5 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2020.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2020, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2020 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of June 30, 2020, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the Cautionary Note Regarding Forward Looking Statements as set forth in our Current Report on Form 8-K filed with the SEC on April 16, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company’s equity securities during the three month ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.4	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
10.1	Commercial Contract, dated July 24, 2020, by and between Daniel Thom, as Trustee of Torstonbo Trust, and 1612 E. Cape Coral Parkway Holding Co., LLC
10.2	Promissory Note, dated April 24, 2020, by and between Pacifica Premier Bank and Elite Legacy Education, Inc. (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 1, 2020)
10.3	Promissory Note and Mortgage, Assignment of Rents and Security Agreement, dated August 6, 2020, by and between 1612 E. Cape Coral Parkway Holding Co., LLC and Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended June 30, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended June 30, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: August 14, 2020	By:	/s/ JAMES E. MAY
James E. May
Chief Executive Officer and Director

Dated: August 14, 2020	By:	/s/ VANESSA GUZMÁN-CLARK
Vanessa Guzmán-Clark
Chief Financial Officer