Form 10-Q
period 2020-09-30
Legacy Education Alliance, Inc.
filed 2020-11-16
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55790

LEGACY EDUCATION ALLIANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	39-2079974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1490 N. E. Pine Island Rd., Suite 5D Cape Coral, FL 33909	(239) 542-0643
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of November 16, 2020: 23,342,502.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,794	$3,839
Restricted cash	1,356	2,389
Deferred course expenses	2,895	6,805
Prepaid expenses and other current assets	1,260	2,074
Inventory	10	47
Total current assets	7,315	15,154
Property and equipment, net	355	1,382
Property held for sale	959	—
Right-of-use assets	—	122
Deferred tax asset, net	1,204	287
Other assets	35	413
Total assets	$9,868	$17,358
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,502	$2,311
Royalties payable	133	150
Accrued course expenses	253	576
Accrued salaries, wages and benefits	81	459
Operating lease liability, current portion	—	86
Other accrued expenses	5,399	1,660
Short-term borrowings and current portion of long-term debt	1,000	500
Deferred revenue	21,505	46,453
Discontinued operations-current liabilities	4,386	4,499
Total current liabilities	35,259	56,694
Long-term debt, net of current portion	1,900	—
Operating lease liability, net of current portion	—	27
Total liabilities	37,159	56,721
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 23,342,502 and 23,162,502 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	11,575	11,552
Cumulative foreign currency translation adjustment	1,234	710
Accumulated deficit	(40,102)	(51,627)
Total stockholders’ deficit	(27,291)	(39,363)
Total liabilities and stockholders’ deficit	$9,868	$17,358

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$9,181	$22,055	$27,086	$62,010
Operating costs and expenses:
Direct course expenses	1,741	10,927	6,801	31,646
Advertising and sales expenses	64	4,555	1,863	13,876
Royalty expenses	9	1,295	58	3,205
General and administrative expenses	1,386	3,145	4,443	11,486
Total operating costs and expenses	3,200	19,922	13,165	60,213
Income from operations	5,981	2,133	13,921	1,797
Other income (expense):
Interest expense, net	(105)	(31)	(208)	(84)
Other income (expense), net	(13)	(80)	(19)	373
Total other income (expense), net	(118)	(111)	(227)	289
Income from continuing operations before income taxes	5,863	2,022	13,694	2,086
Income tax (expense) benefit	(1,174)	51	(2,169)	111
Net income from continuing operations	4,689	2,073	11,525	2,197
Net loss from discontinued operations	—	(426)	—	(930)
Net income	$4,689	$1,647	$11,525	$1,267

Basic earnings per common share - continuing operations	$0.20	$0.09	$0.50	$0.09
Basic loss per common share - discontinued operations	—	(0.02)	—	(0.04)
Basic earnings per common share	$0.20	$0.07	$0.50	$0.05

Diluted earnings per common share - continuing operations	$0.20	$0.09	$0.49	$0.09
Diluted loss per common share - discontinued operations	—	(0.02)	—	(0.04)
Diluted earnings per common share	$0.20	$0.07	$0.49	$0.05

Basic weighted average common shares outstanding	23,138	22,799	23,046	22,641
Diluted weighted average common shares outstanding	23,252	23,163	23,192	23,134

Comprehensive income:
Net income	$4,689	$1,647	$11,525	$1,267
Foreign currency translation adjustments, net of tax of $0	(704)	825	524	774
Total comprehensive income	$3,985	$2,472	$12,049	$2,041

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2018	23,121	$2	$11,470	$1,444	$(61,577)	$(48,661)
Share-based compensation expense	—	—	28	—	—	28
Cancellation of common stock	(13)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(392)	—	(392)
Net Loss	—	—	—	—	(105)	(105)
Balance at March 31, 2019	23,108	$2	$11,498	$1,052	$(61,682)	$(49,130)
Share-based compensation expense	—	—	29	—	—	29
Issuance of common stock	55	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	341	—	341
Net Loss	—	—	—	—	(275)	(275)
Balance at June 30, 2019	23,163	$2	$11,527	$1,393	$(61,957)	$(49,035)
Share-based compensation expense	—	—	18	—	—	18
Foreign currency translation adjustment, net of tax of $0	—	—	—	825	—	825
Net Income	—	—	—	—	1,647	1,647
Balance at September 30, 2019	23,163	$2	$11,545	$2,218	$(60,310)	$(46,545)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2019	23,163	$2	$11,552	$710	$(51,627)	$(39,363)
Share-based compensation expense	—	—	6	—	—	6
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,910	—	1,910
Net Income	—	—	—	—	3,033	3,033
Balance at March 31, 2020	23,163	$2	$11,558	$2,620	$(48,594)	$(34,414)
Share-based compensation expense	—	—	8	—	—	8
Foreign currency translation adjustment, net of tax of $0	—	—	—	(682)	—	(682)
Net Income	—	—	—	—	3,803	3,803
Balance at June 30, 2020	23,163	$2	$11,566	$1,938	$(44,791)	$(31,285)
Share-based compensation expense	—	—	9	—	—	9
Issuance of common stock	180	—				—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(704)	—	(704)
Net Income	—	—	—	—	4,689	4,689
Balance at September 30, 2020	23,343	$2	$11,575	$1,234	$(40,102)	$(27,291)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,525	$1,267
Less net loss from discontinued operations	—	(930)
Net income from continuing operations	$11,525	$2,197
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55	118
Non-cash lease expense	43	26
Gain on the sale of fixed assets and investment property	(33)	(41)
Share-based compensation	23	75
Deferred income taxes	(923)	(189)
Changes in operating assets and liabilities:
Deferred course expenses	3,855	(810)
Prepaid expenses and other receivables	798	691
Inventory	36	6
Other assets	36	(92)
Accounts payable-trade	206	(972)
Royalties payable	(15)	211
Accrued course expenses	(289)	1,182
Accrued salaries, wages and benefits	(379)	(205)
Operating lease liability	(35)	(26)
Other accrued expenses	4,497	(1,177)
Deferred revenue	(24,477)	5,247
Net cash (used in) provided by operating activities - continuing operations	(5,077)	6,241
Net cash provided by operating activities - discontinued operations	—	16
Net cash (used in) provided by operating activities	(5,077)	6,257
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(104)
Proceeds from sales of investment property	370	—
Proceeds from sales of property and equipment	—	165
Net cash provided by investing activities - continuing operations	370	61
Net cash used in investing activities - discontinued operations	—	(88)
Net cash provided by (used in) investing activities	370	(27)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(500)	(7)
Proceeds from issuance of debt	2,900	—
Net cash provided by (used in) financing activities - continuing operations	2,400	(7)
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	2,400	(7)
Effect of exchange rate differences on cash	(771)	269
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,078)	6,492
Cash and cash equivalents and restricted cash, beginning of period	$6,228	$6,637
Cash and cash equivalents and restricted cash, end of period	$3,150	$13,129

Supplemental disclosures:
Cash paid during the period for interest	$212	$25
Cash paid during the period for income taxes, net of refunds received	$—	$(66)

See Notes to Unaudited Condensed Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description.

Business Description. We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, symposiums, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. We market our products and services under two brands: Legacy Real Estate 101TM and Homemade Investor by Tarek El MoussaTM. In October 2019, we launched our new proprietary line of coaching products to support our students through every phase of their journey with us, from beginner to experienced investor. In December 2019, we held our first virtual (online) symposium and our first Legacy Investor Forum, and entered into the Development Agreement with T&B Seminars, Inc. for the development of the Homemade Investor by Tarek El Moussa brand.

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

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the nine months ended September 30, 2020 we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At September 30, 2020 and December 31, 2019, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated cash flow statements:

	September 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$1,794	$3,839
Restricted cash	1,356	2,389
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$3,150	$6,228

Property Held for Sale

In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) the due diligence period per the sales agreement has expired and a closing date has been set; (vi) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale. The assets associated with those assets that are held for sale are classified separately on the condensed consolidated balance sheets for the most recent reporting period. We considered the carrying value of our headquarter property and its improvements to be the realizable value based on the projected net sales proceeds. For the nine months ended September 30, 2020 and 2019, respectively, there was $959 thousand and $0 property classified as property held for sale. See Note 14 “Subsequent Events”.

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

Share-based compensation expenses related to our restricted stock grants were $9.0 thousand and $18.0 thousand for the three months ended September 30, 2020 and 2019, respectively, and $23.0 thousand and $75.0 thousand for the nine months ended September 30, 2020 and 2019, respectively, which are reported as a separate line item in the condensed consolidated statements of changes in stockholders’ deficit.

During the quarter ended September 30, 2020, pursuant to the 2015 Incentive Plan, we awarded an aggregate of 80,000 shares of restricted stock to the independent members of the Board of Directors, which are subject to a two-year cliff vesting, with 50% tranche on each anniversary. The grant date price per share was $0.10 for a total grant date fair value of $8.0 thousand. We also granted 100,000 shares of restricted stock to a third party consultant as part of the agreement for his services, which were fully vested at the grant date. The grant date price per share was $0.07 for a total grant date fair value of $6.8 thousand.

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

The major classes of assets and liabilities of Legacy UK were as follows:

	September 30,	December 31,
(in thousands)	2020	2019
Major classes of liabilities
Accounts payable	3,322	3,408
Accrued course expenses	558	472
Other accrued expenses	506	619
Total major classes of liabilities - discontinued operations	$4,386	$4,499

The financial results of the discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue	$—	$3,881	$—	$12,200
Total operating costs and expenses	—	4,336	—	12,870
Loss from discontinued operations	—	(455)	—	(670)
Interest income (expense)	—	60	—	(2)
Other expense, net	—	(31)	—	(258)
Net loss from discontinued operations	$—	$(426)	$—	$(930)

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

Our weighted average unvested restricted stock awards outstanding were 114,282 and 364,056 for the three months ended September 30, 2020 and 2019, respectively, and 146,109 and 493,495 for the nine months ended September 30, 2020 and 2019, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$4,689	23,252		$1,647	23,163
Amounts allocated to unvested restricted shares	(23)	(114)		(26)	(364)
Amounts available to common stockholders	$4,666	23,138	$0.20	$1,621	22,799	$0.07
Diluted:
Amounts allocated to unvested restricted shares	23	114		26	364
Non participating share units		—			—
Amounts reallocated to unvested restricted shares	(23)	—		(26)	—
Amounts available to stockholders and assumed conversions	$4,666	23,252	$0.20	$1,621	23,163	$0.07

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$11,525	23,192		$1,267	23,134
Amounts allocated to unvested restricted shares	(73)	(146)		(27)	(493)
Amounts available to common stockholders	$11,452	23,046	$0.50	$1,240	22,641	$0.05
Diluted:
Amounts allocated to unvested restricted shares	73	146		27	493
Non participating share units		—			—
Amounts reallocated to unvested restricted shares	(73)	—		(28)	—
Amounts available to stockholders and assumed conversions	$11,452	23,192	$0.49	$1,239	23,134	$0.05

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

We did not have any financial liabilities or financial assets measured and recorded at fair value on our condensed consolidated balance sheets on a recurring basis as of September 30, 2020 and December 31, 2019.

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

Note 7 – Short-Term and Long-Term Debt

(in thousands)	As of September 30, 2020	As of December 31, 2019
Promissory notes	$1,000	$500
Paycheck Protection Program loan	1,900	—
Total debt	2,900	500
Less current portion of long-term debt	(1,000)	(500)
Total long-term debt, net of current portion	$1,900	$—

The following is a summary of scheduled debt maturities by year (in thousands):

2020	$1,000
2021	—
2022	1,900
Total debt	$2,900

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500 thousand from USA ReGrowth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which was initially due on March 13, 2019, was issued in an aggregate principal amount of $500 thousand and bore interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL 33904 (“Corporate HQ”). On March 8, 2019, we executed an extension of the maturity date to September 13, 2019. During the initial 120 days of the extension period, the Promissory Note bore interest at a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid. On September 13, 2019, we executed a second extension of the maturity date to March 13, 2020. During the initial 120 days of the second extension period, the Promissory Note bears a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid. The extension matured on March 13, 2020, though the lender agreed to extend the maturity date until a new Promissory Note with a different lender was obtained on August 6, 2020, on which date the outstanding principal balance and interests were paid in full. The new Promissory Note was issued in the amount of $1.0 million, net proceeds were $396.7 thousand after closing costs and after paying off the outstanding principal in the amount of $500 thousand, plus accrued interest, under a Promissory Note held by USA Regrowth Fund LLC, and bore interest at a fixed rate of 12% per annum and was initially due on August 6, 2021. The new Promissory Note was fully paid off on October 1, 2020. See Note 14 “Subsequent Events”.

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

We recorded income tax expense of $1.17 million and income tax expense benefit of $51 thousand for the three months ended September 30, 2020 and 2019, respectively. We recorded income tax expense of $2.17 million and an income tax benefit of $111 thousand for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate was 25.0% and (3.2%) for the three months ended September 30, 2020 and 2019, and 18.9% and (9.6%) for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of a reversal of a valuation allowance across several jurisdictions.

The Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the associated deferred tax assets. As of September 30, 2020 and December 31, 2019, we retained a valuation allowance of $3.8 million and $4.7 million, respectively, for a certain number of our international subsidiaries.

During the nine months ended September 30, 2020 and 2019 there were no material changes in uncertain tax positions. We do not expect any significant changes to unrecognized tax benefits in the next year. We estimate $0.3 million and $0.3 million of the unrecognized tax benefits, which if recognized, would impact the effective tax rate at September 30, 2020 and December 31, 2019, respectively. We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

We are not currently under examination in any jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our condensed consolidated statements of operations and comprehensive income.

Our federal income tax returns for the years subsequent to 2017 are subject to examination by the Internal Revenue Service. Our state tax returns for all years after 2017 or 2016, depending on each state’s jurisdiction, are subject to examination. In addition, our Canadian tax returns and United Kingdom tax returns for all years after 2013 are subject to examination.

Note 9 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of September 30, 2020 and December 31, 2019, including foreign subsidiaries, without FDIC coverage were $1.1 million and $2.5 million, respectively.

Revenue.

A significant portion of our revenue was derived from the Rich Dad brands. For the three months ended September 30, 2020 and 2019, Rich Dad brands provided 83.2% and 80.4% of our revenue. For the nine months ended September 30, 2020 and 2019, Rich Dad brands provided 80.3% and 82.7% of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (see Note 10 — Segment Information).

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

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of total revenue	2020	2019	2020	2019
North America	79.4%	65.6%	78.2%	70.0%
U.K.	0.5%	4.2%	1.7%	5.4%
Other foreign markets	20.1%	30.2%	20.1%	24.6%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

Operating results for the segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment revenue	(In thousands)		(In thousands)
North America	$7,285	$14,452	$21,188	$43,419
U.K.	47	935	457	3,318
Other foreign markets	1,849	6,668	5,441	15,273
Total consolidated revenue	$9,181	$22,055	$27,086	$62,010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment gross profit contribution *	(In thousands)		(In thousands)
North America	$6,001	$2,559	$13,795	$10,326
U.K.	13	108	459	383
Other foreign markets	1,353	2,611	4,110	2,574
Total consolidated gross profit	$7,367	$5,278	$18,364	$13,283

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation and amortization expenses	(In thousands)		(In thousands)
North America	$8	$24	$36	$96
U.K.	4	0	11	19
Other foreign markets	1	1	8	3
Total consolidated depreciation and amortization expenses	$13	$25	$55	$118

	September 30,	December 31,
	2020	2019
Segment identifiable assets	(In thousands)
North America	$5,857	$16,433
U.K.	2,080	2,504
Other foreign markets	2,115	4,272
Total consolidated identifiable assets	$10,052	$23,209

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. As of September 30, 2020, we have deferred revenue of $21.5 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from six to eighteen months. The revenue associated with these performance obligations is recognized as the obligation is satisfied. As of September 30, 2020, we maintain a reserve for breakage of $2.2 million for the fulfillment of our obligation to students whose contracts expired during our COVID-19 60-day operational hiatus during Q2 (see Note 1 “General”).

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	6,857	47	1,809	8,713	9,174	446	3,485	13,105
Products	70	—	—	70	2,753	371	1,457	4,581
Coaching and Mentoring	7	—	3	10	1,394	35	1,626	3,055
Online and Subscription	351	—	37	388	352	7	99	458
Other	—	—	—	—	779	76	1	856
Total revenue	7,285	47	1,849	9,181	14,452	935	6,668	22,055

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	17,921	457	5,073	23,451	26,059	2,125	7,645	35,829
Products	477	—	—	477	8,237	906	3,258	12,401
Coaching and Mentoring	1,066	—	230	1,296	4,193	163	4,121	8,477
Online and Subscription	1,301	—	138	1,439	1,280	8	248	1,536
Other	423	—	—	423	3,650	116	1	3,767
Total revenue	21,188	457	5,441	27,086	43,419	3,318	15,273	62,010

Note 12 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including Rich Dad, and Homemade Investor. Total royalty expenses included in our Condensed Consolidated Statements of Operations and Comprehensive income were $0.0 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Custodial and Counterparty Risk.

We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at September 30, 2020 and December 31, 2019, were $1.4 million and $2.3 million, respectively. These balances are included on the Condensed Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At September 30, 2020 and December 31, 2019, we did not have a CDAR balance.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its then General Counsel and now Chief Executive Officer were named as defendants to a civil conspiracy count. The suit primarily relates to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement entered into by Tigrent in connection with the transfer to TBPI of certain real property located in Lee County, Florida known as Tranquility Bay. The suit includes claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint in Twentieth Judicial Circuit In and For Lee County, Florida against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holding, Inc. (“Holdings”), and certain shareholders of the Company. The suit includes claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint in Twentieth Judicial Circuit In and For Lee County, Florida against Tigrent, Holdings, and certain shareholders of the Company. The suit includes claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of the Florida Deceptive and Unfair Trade Practices Act, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s CEO, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. On September 17, 2020, the Court (i) granted summary judgment in favor of Tigrent and Holdings on TBPI’s claim for conspiracy; (ii) denying TBPI’s motion for summary judgment against Tigrent in which TBPI sought a declaration by the Court that claims against TBPI in in a lawsuit to which neither Tigrent nor Holdings is a party (“Third Party Lawsuit”) were within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement; and (iii) denying TBPI’s motion for summary judgment in which TBPI sought a declaration by the Court that TBPI’s attorney’s fees incurred the Third Party Lawsuit were also within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement. On August 18, 2020, TBPI voluntarily dismissed all shareholder defendants, other than Mr. May and Steven Barre, Tigrent’s former Chief Executive Officer. The Company believes the claims of the plaintiff are without merit and intends to defend this matter vigorously.

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

In the Matter of Elite Legacy Education UK Ltd. On March 18, 2020, a Winding-Up Petition, CR-2020-001958, was filed in the High Court of Justice, Business and Property Courts of England and Wales (the “Court”) against one of our UK subsidiaries, Elite Legacy Education UK Ltd. (“ELE UK”), by one of its creditors (“Petitioner”) pursuant to which the Petitioner was claiming a debt of £461,459.70 plus late payment interest and statutory compensation was due and owing. The Petitioner sought an order from the Court to wind up the affairs of ELE UK under the UK Insolvency Act of 1986. ELE UK has disputed the claim of the Petitioner and on June 11, 2020, ELE UK obtained a court order vacating the hearing on the Petition originally set for June 24, 2020. On July 24, 2020, the Court entered an order finding that there was a genuine dispute on substantial grounds with respect to £392,761.70 of the Petitioner’s claim, and that only £68,698 plus late payment interest and statutory compensation was due and owing. The Court further restrained the Petitioner from advertising its Winding-Up Petition until August 14, 2020 and, provided ELE UK pays the Petitioner the sums awarded under the Court’s order, plus late payment interest and statutory compensation on or before August 14, 2020, the Petitioner’s Winding-Up Petition would be dismissed. On August 10, 2020, ELE UK filed its Notice of Appeal in which it sought permission to appeal the Court’s ruling. On October 23, 2020, the Court denied ELE UK permission to appeal whereupon ELE UK filed an application to renew its application for permission to appeal (“Renewal Application”), which Renewal Application would be heard at a subsequent Oral Hearing on a date not yet determined. On October 30, 2020, the Court entered a Consent Order restraining Petitioner from advertising its Winding Up Petition until ELE UK’ s Renewal Application is determined at the Oral Hearing or until further order of the Court, whichever is earlier.

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

During the quarter ended September 30, 2020, we cancelled all of our outstanding lease arrangements for office space and equipment. As of October 1, 2020, we entered into a new lease for our headquarter office, see Note 14 “Subsequent Events”.

Lease Position as of September 30, 2020 and December 31, 2019

The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

		September 30,	December 31,
(in thousands)	Classification on the Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right of use assets	$—	$122
	Total lease assets	$—	$122

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$—	$86
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$—	$27
	Total lease liabilities	$—	$113

Lease cost for the three and nine months ended September 30, 2020 and 2019

The table below presents the lease related costs recorded on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
Lease cost	Classification	2020	2019	2020	2019
Operating lease cost	General and administrative expenses	$13	$14	$43	$26
	Total lease cost	$13	$14	$43	$26

Other Information

The table below presents supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$35	$26
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$(79)	$75

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Weighted average remaining lease term - operating leases	0.0 years	1.67 years
Weighted average discount rate - operating leases	12.00%	12.00%

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

The Company conducted its first live in-person preview workshops in Miami, Ft. Lauderdale, Boca Raton and West Palm Beach, Florida over a four-day period commencing November 4, 2020. The workshops were a prelude to a three-day basic training event to be held in Ft. Lauderdale, Florida on November 20-22, 2020. The Company will be following strict safety protocols at the live events. The Company expects to conduct additional live events in other areas as lockdown restrictions continue to ease and hopes to return to a normal schedule over the coming months.

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

Sale of Property, Cancellation of Promissory Note and Entry Into Operating Lease

On October 1, 2020, 1612 E. Cape Coral Parkway Holding Co., LLC (“Seller”), a subsidiary of the Company, closed on the sale of the real property and improvements located at 1612 E. Cape Coral Parkway, Cape Coral, Florida (the “Property”) for $2.5 million to Daniel Thom, as Trustee of Torstonbo Trust, a Florida revocable trust (“Buyer). A portion of the proceeds realized by the Seller from the sale of the Property were used to satisfy Seller’s obligations under a Promissory Note (“Note”) and Mortgage, Assignment of Rents, and Security Agreement (collectively, the “Loan Documents”) entered into on August 6, 2020 with Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC pursuant to which Seller had borrowed the principal amount of $1 million. The Seller’s obligations under the Loan Documents were secured by a first mortgage on the Property. The net proceeds realized by the Seller from the sale of the Property were $1.24 million after deductions for repayment of the Note, broker commissions, and other fees, and costs. See Note 7 “Short-Term and Long-Term Debt”.

The Property served as the Company’s headquarters until its sale date. On October 1, 2020, the Company relocated its headquarter to 1490 N.E. Pine Island Road, Suite 5D, Cape Coral, FL 33909 and entered into a two year operating lease for the new 1,600 square feet office and warehouse space. The new lease provides the Company an option to extend the term of the lease for a third year. The lease obligation is approximately $32 thousand plus other costs for shared services, maintenance and sales tax over the course of its life.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. We market our products and services under two brands: Legacy Real Estate 101TM; and Homemade Investor in conjunction with HGTV’s star Tarek El Moussa. In October 2019, we launched our new proprietary line of coaching products to support our students through every phase of their journey with us, from beginner to experienced investor. In December 2019, we held our first virtual (online) symposium and our first Legacy Investor Forum and entered into the Development Agreement with T&B Seminars, Inc. for the development of the Homemade Investor by Tarek El Moussa brand. In December 2019, we held our first virtual (online) symposium and our first Legacy Investor Forum, and entered into the Development Agreement with T&B Seminars, Inc. for the development of the Homemade Investor by Tarek El Moussa brand.

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

We also provide a richer experience for our students through one-on-one mentoring (two to four days in length, on site or remotely, although we have suspended providing on-site mentorships as a result of the COVID-19 pandemic) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014. Today we are a global company that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since December 31, 2019, we operate under two brands:

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Currently, our Homemade Investor events are offered nationwide including free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products.

●	Legacy EducationTM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In response to the limitations on travel and the social distancing protocols arising out of the Coronavirus pandemic, the Company began marketing its Legacy EducationTM products through a suite of on-line workshops and seminars under the brand name Legacy Real Estate 101.

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

The Company conducted its first live in-person preview workshops in Miami, Ft. Lauderdale, Boca Raton and West Palm Beach, Florida over a four-day period commencing November 4, 2020. The workshops were a prelude to a three-day basic training event to be held in Ft. Lauderdale, Florida on November 20-22, 2020. The Company will be following strict safety protocols at the live events. The Company expects to conduct additional live events in other areas as lockdown restrictions continue to ease and hopes to return to a normal schedule over the coming months.

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

Sale of Property, Cancellation of Promissory Note and Entry Into Operating Lease

On October 1, 2020, 1612 E. Cape Coral Parkway Holding Co., LLC (“Seller”), a subsidiary of the Company, closed on the sale of the real property and improvements located at 1612 E. Cape Coral Parkway, Cape Coral, Florida (the “Property”) for $2.5 million to Daniel Thom, as Trustee of Torstonbo Trust, a Florida revocable trust (“Buyer). A portion of the proceeds realized by the Seller from the sale of the Property were used to satisfy Seller’s obligations under a Promissory Note (“Note”) and Mortgage, Assignment of Rents, and Security Agreement (collectively, the “Loan Documents”) entered into on August 6, 2020 with Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC pursuant to which Seller had borrowed the principal amount of $1 million. The Seller’s obligations under the Loan Documents were secured by a first mortgage on the Property. The net proceeds realized by the Seller from the sale of the Property were $1.24 million after deductions for repayment of the Note, broker commissions, and other fees, and costs. See Note 7 “Short-Term and Long-Term Debt”.

The Property served as the Company’s headquarters until its sale date. On October 1, 2020, the Company relocated its headquarter to 1490 N.E. Pine Island Road, Suite 5D, Cape Coral, FL 33909 and entered into a two year operating lease for the new 1,600 square feet office and warehouse space. The new lease provides the Company an option to extend the term of the lease for a third year. The lease obligation is approximately $32 thousand plus other costs for shared services, maintenance and sales tax over the course of its life.

Results of Operations

Our financial results in Q3 2020 were negatively affected by the COVID-19 pandemic impact, slower than we anticipated establishment of our new Homemade Investor brand, as well as the effect of winding down our Rich Dad brand and other matters as disclosed in the litigation section of Note 12 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Our Results of Operations in 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$9,181	$22,055	$27,086	$62,010
Operating costs and expenses:
Direct course expenses	1,741	10,927	6,801	31,646
Advertising and sales expenses	64	4,555	1,863	13,876
Royalty expenses	9	1,295	58	3,205
General and administrative expenses	1,386	3,145	4,443	11,486
Total operating costs and expenses	3,200	19,922	13,165	60,213
Income from operations	5,981	2,133	13,921	1,797
Other income (expense):
Interest expense, net	(105)	(31)	(208)	(84)
Other income (expense), net	(13)	(80)	(19)	373
Total other income (expense), net	(118)	(111)	(227)	289
Income from continuing operations before income taxes	5,863	2,022	13,694	2,086
Income tax (expense) benefit	(1,174)	51	(2,169)	111
Net income from continuing operations	4,689	2,073	11,525	2,197
Net loss from discontinued operations	—	(426)	—	(930)
Net income	$4,689	$1,647	$11,525	$1,267

Basic earnings per common share - continuing operations	$0.20	$0.09	$0.50	$0.09
Basic loss per common share - discontinued operations	—	(0.02)	—	(0.04)
Basic earnings per common share	$0.20	$0.07	$0.50	$0.05

Diluted earnings per common share - continuing operations	$0.20	$0.09	$0.49	$0.09
Diluted loss per common share - discontinued operations	—	(0.02)	—	(0.04)
Diluted earnings per common share	$0.20	$0.07	$0.49	$0.05

Basic weighted average common shares outstanding	23,138	22,799	23,046	22,641
Diluted weighted average common shares outstanding	23,252	23,163	23,192	23,134

Comprehensive income:
Net income	$4,689	$1,647	$11,525	$1,267
Foreign currency translation adjustments, net of tax of $0	(704)	825	524	774
Total comprehensive income	$3,985	$2,472	$12,049	$2,041

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Direct course expenses	19	49.5	25.1	51.0
Advertising and sales expenses	0.7	20.7	6.9	22.4
Royalty expenses	0.1	5.9	0.2	5.2
General and administrative expenses	15.1	14.2	16.4	18.5
Total operating costs and expenses	34.9	90.3	48.6	97.1
Income from operations	65.1	9.7	51.4	2.9
Other income (expense):
Interest expense, net	(1.1)	(0.1)	(0.8)	(0.1)
Other income (expense), net	(0.1)	(0.4)	(0.1)	0.6
Total other income (expense), net	(1.2)	(0.5)	(0.9)	0.5
Income from continuing operations before income taxes	63.9	9.2	50.5	3.4
Income tax (expense) benefit	(12.8)	0.2	(8.0)	0.2
Net income from continuing operations	51.1	9.4	42.5	3.6
Net loss from discontinued operations `	—	(1.9)	—	(1.5)
Net income	51.1%	7.5%	42.5%	2.1%

Outlook

Cash sales were $3.7 million for the nine months ended September 30, 2020 compared to $67.8 million for the nine months ended September 30, 2019, a decrease of $64.1 million or 94.5%.

The decrease was driven by a $43.3 million decrease in our North American segment, a $16.0 million decrease in our Other Foreign Markets segment and a $4.8 million decrease in our U.K. segment.

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

Operating Segments

Our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of total revenue	2020	2019	2020	2019
North America	79.4%	65.6%	78.2%	70.0%
U.K.	0.5%	4.2%	1.7%	5.4%
Other foreign markets	20.1%	30.2%	20.1%	24.6%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment revenue	2020	2019	2020	2019
	(In thousands)		(In thousands)
North America	$7,285	$14,452	$21,188	$43,419
U.K.	47	935	457	3,318
Other foreign markets	1,849	6,668	5,441	15,273
Total consolidated revenue	$9,181	$22,055	$27,086	$62,010

North America

Revenue derived from the Rich Dad brands in our North America segment was $5.8 million and $11.7million or as a percentage of total segment revenue was 79.5% and 81.3% for the three months ended September 30, 2020 and 2019, and $16.3 million and $34.9 million or as a percentage of total segment revenue was 76.9% and 80.2% for the nine months ended September 30, 2020 and 2019, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. Revenue derived from our Homemade Investor brand was $112.0 thousand and $492.0 thousand or as a percentage of total segment revenue was 1.5% and 2.3% for the three and nine months ended September 30, 2020, respectively.

The North America segment revenue was $7.3 million and $14.5 million or as a percentage of total revenue was 79.4% and 65.6% for the three months ended September 30, 2020 and 2019, and $21.2 million and $43.4 million or as a percentage of total revenue was 78.2% and 70.0% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in revenue of $7.2 million or 49.7% during the three months ended September 30, 2020 compared to the same period in 2019, was due to a decrease in recognition of revenue from attendance (i.e. fulfillment) of $11.1 million or 90.7%, which was partially offset by an increase in revenue from expired contracts of $3.9 million or 175.2%. The decrease in revenue of $22.2 million or 51.2% during the nine months ended September 30, 2020 compared to the same period in 2019, was due to a decrease in recognition of revenue from attendance (i.e. fulfillment) of $28.4 million or 80.6%, which was partially offset by an increase in revenue from expired contracts of $6.2 million or 75.0%.

U.K.

Revenue derived from the Rich Dad brands in our U.K. segment was $0.0 million and $0.7 million or as a percentage of total segment revenue was 100.0% and 77.8% for the three months ended September 30, 2020 and 2019, and $0.3 million and $2.6 million or as a percentage of total segment revenue was 75.0% and 78.8% for the nine months ended September 30, 2020 and 2019, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $47.0 thousand and $935.0 thousand or as a percentage of total revenue was 0.5% and 4.2% for the three months ended September 30, 2020 and 2019, and $457 thousand and $3,318 thousand or as a percentage of total revenue was 1.7% and 5.4% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in revenue of $888.0 thousand or 95.0% for the three months ended September 30, 2020 compared to the same period in 2019, was due to a decreased attendance (i.e. fulfillment) of $863 thousand or 96.0% and a decrease in revenue from expired contracts of $25 thousand or 69.4%. The decrease in revenue of $2,861.0 thousand or 86.2% for the nine months ended September 30, 2020 compared to the same period in 2019, was due to a decreased attendance (i.e. fulfillment) of $2,766.0 thousand or 98.5% and a decrease in revenue from expired contracts of $95 thousand or 18.6%.

Other Foreign Markets

We operate in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. Revenue derived from the Rich Dad brands was $1.8 million and $5.3 million or as a percentage of total segment revenue was 94.7% and 79.1% for the three months ended September 30, 2020 and 2019, and $5.1 million and $13.8 million or as a percentage of total segment revenue was 94.4% and 90.2% for the nine months ended September 30, 2020 and 2019, respectively.

The Other Foreign Markets segment revenue was $1.8 million and $6.7 million or as a percentage of total revenue was 20.1% and 30.2% for the three months ended September 30, 2020 and 2019, and $5.4 million and $15.3 million or as a percentage of total revenue was 20.1% and 24.6% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in revenue of $4.9 million or 72.3% for the three months ended September 30, 2020 compared to the same period in 2019, was due to a decreased attendance (i.e. fulfillment) of $5.3 million or 100.0%, which was partially offset by an increase in revenue from expired contracts of $0.4 million or 29.4%. The decrease in revenue of $9.9 million or 64.4% for the nine months ended September 30, 2020 compared to the same period in 2019, was due to a decreased attendance (i.e. fulfillment) of $9.1 million or 86.3% and a decrease in revenue from expired contracts of $0.8 million or 15.7%.

Three months ended September 30, 2020 Compared to Three months ended September 30, 2019

Revenue

Revenue was $9.2 million for the three months ended September 30, 2020 compared to $22.1 million for the three months ended September 30, 2019. Revenue decreased $12.9 million or 58.4% during the three months ended September 30, 2020 compared to the same period in 2019. The decrease in revenue was mainly due to a decreased attendance (i.e. fulfillment) of $17.2 million or 93.6%, which was partially offset by an increase in recognition of revenue from expired contracts of $4.3 million or 116.5%. The decrease in attendance was mainly due to governmental and private travel restrictions and students’ concerns around public gatherings and social distancing as a result of the coronavirus pandemic.

Cash sales were $0.3 million for the three months ended September 30, 2020 compared to $22.9 million for the three months ended September 30, 2019, a decrease of $22.6 million or 98.7%. The decrease was driven by a $16.2 million decrease in our North American segment, a $5.4 million decrease in our Other Foreign Markets segment and a $1.0 million decrease in our U.K. segment.

Operating Expenses

Total operating costs and expenses were $3.2 million for the three months ended September 30, 2020 compared to $20.0 million for the three months ended September 30, 2019, a decrease of $16.8 million or 84.0%. The decrease was primarily due to a $9.2 million decrease in direct course expenses, a $4.5 million decrease in advertising and sales expenses, a $1.8 million decrease in general and administrative expenses and a $1.3 million decrease in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $1.7 million for the three months ended September 30, 2020 compared to $10.9 million for the three months ended September 30, 2019, a decrease of $9.2 million or 84.4%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

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

Advertising and sales expenses were $0.1 million and $4.6 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $4.5 million, or 97.8%. As a percentage of revenue, advertising and sales expenses were 0.7% and 20.7% of revenue for the three months ended September 30, 2020 and 2019, a decrease of 20.0%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements around the Homemade Investor brand, and during 2019 around the Rich Dad brand, whereby we have exclusive rights to develop, market, and sell Homemade Investor and Rich Dad, respectively, branded live seminars, training courses, and related products worldwide. In connection with these agreements, in their respective terms of 2020 and 2019, we are required to pay royalties. Royalty expenses were $9.0 thousand for the three months ended September 30, 2020 compared to $1,295.0 thousand for the three months ended September 30, 2019, a decrease of $1,286.0 thousand or 99.3%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $1.4 million for the three months ended September 30, 2020 compared to $3.2 million for the three months ended September 30, 2019, a decrease of $1.8 million, or 56.3%. The decrease in general and administrative expenses was partially a result of a decrease in our personnel expenses due to the Q2 2020 furlough of substantially all our employees.

Income tax expense

We recorded income expense of $1.17 million and income benefit of $51 thousand for the three months ended September 30, 2020 and 2019, respectively. Our effective tax rate was 25.0% and (3.2%) for the three months ended September 30, 2020 and 2019, respectively.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2020, and December 31, 2019, valuation allowances of $3.8 million and $4.7 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations

Net income from continuing operations was $4.7 million or $0.20 per basic and diluted common share for the three months ended September 30, 2020 compared to net income from continuing operations of $2.1 million or $0.09 per basic and diluted common share for the three months ended September 30, 2019, an increase in net income from continuing operations of $2.6 million or $0.11 per basic and diluted common share.

Net income (loss) from discontinued operations

Net loss from discontinued operations was $0.4 million or ($0.02) per basic and diluted common share for the three months ended September 30, 2019. There was no net income (loss) from discontinued operations for the three months ended September 30, 2020.

Net Income/(Loss)

Net income was $4.7 million or $0.20 per basic and diluted common share for the three months ended September 30, 2020, compared to a net income of $1.6 million or $0.07 per basic and diluted common share for the three months ended September 30, 2019, an increase in net income of $3.1 million or $0.13 per basic and diluted common share.

Nine months ended September 30, 2020 Compared to Nine months ended September 30, 2019

Revenue

Revenue was $27.1 million for the nine months ended September 30, 2020 compared to $62.0 million for the nine months ended September 30, 2019. Revenue decreased $34.9 million or 56.3% during the nine months ended September 30, 2020 compared to the same period in 2019. The decrease in revenue was mainly due to a decreased attendance (i.e. fulfillment) of $40.2 million or 82.9%, which was partially offset by an increase in recognition of revenue from expired contracts of $5.3 million or 39.5%. The decrease in attendance was mainly due to governmental and private travel restrictions and students’ concerns around public gatherings and social distancing resulting from the coronavirus pandemic.

Cash sales were $3.7 million for the nine months ended September 30, 2020 compared to $67.8 million for the nine months ended September 30, 2019, a decrease of $64.1 million or 94.5%. The decrease was driven by a $43.3 million decrease in our North American segment, a $16.0 million decrease in our Other Foreign Markets segment and a $4.8 million decrease in our U.K. segment.

Operating Expenses

Total operating costs and expenses were $13.2 million for the nine months ended September 30, 2020 compared to $60.2 million for the nine months ended September 30, 2019, a decrease of $47.0 million or 78.1%. The decrease was primarily due to a $24.8 million decrease in direct course expenses, a $12.0 million decrease in advertising and sales expenses, a $7.1 million decrease in general and administrative expenses and a $3.1 million decrease in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $6.8 million for the nine months ended September 30, 2020 compared to $31.6 million for the nine months ended September 30, 2019, a decrease of $24.8 million or 78.5%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

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

Advertising and sales expenses were $1.9 million for the nine months ended September 30, 2020 compared to $13.9 million for the nine months ended September 30, 2019, a decrease of $12.0 million, or 86.3%. As a percentage of revenue, advertising and sales expenses were 6.9% and 22.4% of revenue for the nine months ended September 30, 2020 and 2019, a decrease of 15.5%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. Royalty expenses were $0.1 million for the nine months ended September 30, 2020 compared to $3.2 million for the nine months ended September 30, 2019, a decrease of $3.1 million or 96.9%.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $4.4 million for the nine months ended September 30, 2020 compared to $11.5 million for the nine months ended September 30, 2019, a decrease of $7.1 million, or 61.7%. The decrease in general and administrative expenses was partially a result of a decrease in our personnel expenses due to the fact that we furloughed substantially all of our employees during Q2 2020, as described in the recent developments section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax expense

We recorded an income tax expense of $2.17 million and income tax benefit of $111 thousand for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate was 18.9% and (9.6%) for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2020, and December 31, 2019, valuation allowances of $3.8 million and $4.7 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations

Net income from continuing operations was $11.5 million or $0.50 per basic and diluted common share for the nine months ended September 30, 2020 compared to net income from continuing operations of $2.2 million or $0.09 per basic and diluted common share for the nine months ended September 30, 2019, an increase in net income from continuing operations of $9.3 million or $0.41 per basic common share and $0.40 per diluted common share.

Net income (loss) from discontinued operations

Net loss from discontinued operations was $0.9 million or ($0.04) per basic and diluted common share for the nine months ended September 30, 2019. There was no net income (loss) from discontinued operations for the nine months ended September 30, 2020.

Net Income/(Loss)

Net income was $11.5 million or $0.50 per basic common share and $0.49 per diluted common share for the nine months ended September 30, 2020, compared to a net income of $1.3 million or $0.05 per basic and diluted common share for the nine months ended September 30, 2019, an increase in net income of $10.2 million or $0.45 per basic common share and $0.44 per diluted common share.

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

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our decreased operating cash flows during the past two years combined, it has been necessary for us to manage our cash position to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, favorable terms from our merchant processors, seasonality, and fluctuations in foreign currency exchange rates.

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2020 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2020. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the nine months ended September 30, 2020, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	(5,077)	6,257
Net cash provided by (used in) investing activities	370	(27)
Net cash provided by (used in) financing activities	2,400	(7)
Effect of exchange rate differences on cash	(771)	269
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,078)	6,492

Operating Cash Flows and Liquidity

Net cash used in operating activities was $5.1 million in the nine month ended September 30, 2020 compared to net cash provided by operating activities of $6.3 million in the nine month ended September 30, 2019, representing a period-over-period decrease of $11.4 million. This decrease was primarily the result of a decrease in current liabilities for deferred revenue.

Investing Cash Flows

Net cash provided by investing activities totaled $370.0 thousand in the nine month ended September 30, 2020 compared to net cash used in investing activities of $27.0 thousand in the nine month ended September 30, 2019, representing our sale of property and equipment and investment property in the nine months ended September 30, 2020 and purchases of property and equipment in the nine months ended September 30, 2019.

Financing Cash Flows

Our consolidated capital structure as of September 30, 2020 was 18% debt and 82% equity. As of December 31, 2019 our consolidated capital structure was 4% debt and 96% equity.

Net cash provided by financing activities totaled $2.4 million during the nine months ended September 30, 2020, representing our proceeds from issuance of the Paycheck Protection Program loan and the net proceeds of the new Promissory Note.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of September 30, 2020, and December 31, 2019, our consolidated current deferred revenue was $21.5 million and $46.5 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2020, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of September 30, 2020 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of September 30, 2020, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company’s equity securities during the three month ended September 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.4	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
10.1	Commercial Contract dated July 24, 2020, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust Incorporated by reference to Exhibit 10.1 in the Company’s Form 10-Q filed with the SEC on August 14, 2020)
10.2

First Amendment to Commercial Contract dated August 20, 2020, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-k filed with the SEC on August 20, 2020)

10.3

Second Amendment to Commercial Contract dated September 24, 2020, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 29, 2020)

10.4	Promissory Note and Mortgage, Assignment of Rents and Security Agreement, dated August 6, 2020, by and between 1612 E. Cape Coral Parkway Holding Co., LLC and Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC (Incorporated by reference to Exhibit 10.2 in the Company’s Form 10-K filed with the SEC on August 14, 2020)
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive income for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended September 30, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited) and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: November 16, 2020	By:	/s/ JAMES E. MAY
James E. May
Chief Executive Officer and Director

Dated: November 16, 2020	By:	/s/ VANESSA GUZMÁN-CLARK
Vanessa Guzmán-Clark
Chief Financial Officer