Form 10-K
period 2020-12-31
Legacy Education Alliance, Inc.
filed 2021-04-09
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number: 000-55790

LEGACY EDUCATION ALLIANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	39-2079974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1490 NE Pine Island Rd. Suite 5D, Cape Coral, FL 33909

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2020, was $539,757 based on the closing sale price of the registrant’s common stock as traded on the NASDQ Over the Counter Electronic Bulletin Board on such date of $0.16  per share. As of April 9, 2021, there were 23,279,197 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Legacy Education Alliance, Inc.’s proxy statement for the 2021 Annual Meeting of Stockholders are incorporated in Part III.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2020

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

Our strategy is focused primarily on the following areas:

●

Continued development of our businesses. We will continue our focus on our service offerings in an attempt to improve our revenue and expand our offerings as appropriate, including e-learning and other electronic format offerings and the development of new proprietary brands. In November 2020, the Company shifted its focus to its Legacy EducationTM products, with Building Wealth with LegacyTM as the new flagship brand, which encompasses hands-on experience and the true spirit of investing from beginner to educated investor, within a community of like-minded individuals.

●

Development of higher-margin proprietary brands. Since November 2020, shifted its focus to developing proprietary brands, which have no royalty and other associated costs, but will require us the Company to market in new and innovative ways. This will allow us the flexibility to provide our services through different demographics, price points and sales channels, and to develop additional complementary products and services.

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

Recent Developments

Impact from COVID-19 Coronavirus.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020 we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed sales operations in June 2020 with online sales events selling into our suite of online, on-demand, and over-the-phone products. We also resumed online, on-demand, and over-the-phone fulfillment activities in June 2020. We resumed live operations in November 2020, with events in Florida. The Company expects to conduct additional live events in other areas as lockdown restrictions continue to ease and hopes to return to a normal schedule over the coming months. The Company will continue following strict safety protocols at the live events. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance.

The ultimate impact from COVID-19 on the Company’s operations and financial results will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2021 and beyond.

Changes in Management and Board of Directors

On March 8, 2021, the Company’s Board of Directors (the “Board”) elected Michel Botbol, 61, as a Director, Chairman of the Board, and Chief Executive Officer of the Company. On the same date, the Board appointed James E. May, 66, as General Counsel of the Company, a position he held prior to his appointment as Interim Chief Executive Officer of the Company in January 2019. Upon the assumption of his position as General Counsel, Mr. May resigned as Director and Chief Executive Officer.

Senior Secured Convertible Debt Agreement

On February 11, 2021 the Company entered into a non-binding term sheet with Legacy Tech Partners, LLC (LTP). The term sheet includes a Debenture Agreement of $375 thousand, with 10% per annum interest rate. The Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of five years after issuance. The term sheet anticipates entering into a share purchase agreement whereby LTP will acquire for nominal consideration the existing business, assets and liabilities of the Company (the “Spin-Off”), while the Company will enter into a license agreement with LTP to retain rights with respect to certain of its intellectual property for the benefit of building an Education Technology (“EdTech”) business. This transaction will be subject to stockholder and regulatory approval and other conditions.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“Debenture”) to Legacy Tech Partners, LLC (“LTP”) a Delaware limited liability company. The Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). LTP has an obligation to lend the Company an additional $625 thousand under the same terms prior to March 31, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees related to the transaction. The Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted LTP a lien on all assets of such subsidiaries. The use of proceeds from the Debenture will be to extinguish liabilities of the Company and to fund the development of the EdTech (as defined above) business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants.

Bankruptcy or Receivership

At a meeting held on January 11, 2021 (“Creditors’ Meeting”), the creditors of Elite Legacy Education UK Ltd (“ELE UK”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), approved a Proposal for a Company Voluntary Arrangement (the “Arrangement”) under the UK Insolvency Act 1986 (the “IA”) and the UK Insolvency Rules 2016 (the “IR”). Under the terms of the Arrangement, CVR Global LLP has been appointed as Supervisor of ELE UK for the purposes of administering the Arrangement. At the Creditors Meeting, the creditors also approved a modification to the Arrangement whereby any tax refunds due to ELE UK would be paid to the Supervisor and made available for distribution to creditors. The Supervisor will wind down the business of ELE UK and make distributions to ELE UK’s non-student creditors in accordance with the applicable provisions of the IA and the IR, on and subject to the terms and conditions set forth in the Arrangement in satisfaction of the non-student creditors’ respective claims against ELE UK. Student creditors of ELE UK will be provided the opportunity to receive trainings from an independent training provider on and subject to the terms and conditions set forth in the Arrangement in satisfaction of their respective claims against ELE UK. Pursuant to the Arrangement, and at its conclusion, the remaining assets of ELE UK, if any, would be distributed to LEAI. As a result of the CVR, the Winding-Up Petition, CR-2020-001958, filed in the High Court of Justice, Business and Property Courts of England and Wales has been dismissed. At this time, LEAI management is unable to anticipate any distributions that would be received from ELE UK.

On January 27, 2021, Legacy Education Alliance Australia PTY Ltd (“LEA Australia”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), appointed Brent Leigh Morgan and Christopher Stephen Bergin, both of the firm of Rodgers Reidy, 326 William Street, Melbourne VIC 3000 Australia, as Joint and Several Liquidators of LEA Australia, to supervise a Creditors Voluntary Liquidation of LEA Australia. Subject to the approval of the creditors of LEA Australia at a meeting to be held on February 23, 2021 AEDT (February 22, 2021 EST), the Joint Liquidators will wind down the business of LEA Australia and make distributions, if any, to its creditors in accordance with the applicable provisions of the Australian Corporations Act of 2001.

On March 2, 2021, Legacy Education Alliance Holdings, Inc. the sole shareholder of Legacy Education Alliance Hong Kong Ltd (“LEA Hong Kong”), a subsidiary of the Company, adopted a resolution to wind up voluntarily the affairs of LEA Hong Kong and to appoint Cosimo Borrelli and Li Chung Ngai (also known as Anson Li), both of Borrelli Walsh Limited, Level 17, Tower 1, Admiralty Centre, 18 Harcourt Road, Hong Kong as Joint and Several Liquidators of LEA Hong Kong. At a meeting of the creditors of LEA Hong Kong held on March 2, 2021, the creditors similarly approved the voluntary winding up of LEA Hong Kong and the appointment of Cosimo Borrelli and Li Chung Ngai (also known as Anson Li), as Joint and Several Liquidators. The Joint and Several Liquidators will wind up the business of LEA Hong Kong and make distributions, if any, to its creditors in accordance with the applicable provisions of the Companies (Winding Up and Miscellaneous Provisions) Ordinance of Hong Kong.

On March 7, 2021, Tigrent Learning Canada Inc. (“Tigrent Canada”), a wholly owned subsidiary of Legacy Education Alliance, Inc., filed an assignment in bankruptcy under section 49 of the Canada Bankruptcy and Insolvency Act (the “Act”) in the Office of the Superintendent of Bankruptcy Canada, District of Ontario, Division of Toronto, Court No. 31-2718213. Also on March 7, 2021, A. Farber & Partners was appointed trustee of the estate of Tigrent Canada. The trustee will wind down the business of Tigrent Canada and make distributions, if any, to its creditors in accordance with the applicable provisions of the Act.

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. In October 2019, we launched our new proprietary line of training, mentoring and coaching products to support our students through every phase of their journey with us, from beginner to experienced investor. In December 2019, we held our first virtual (online) symposium and our first Legacy Investor Forum. In November 2020, we held our first live post-COVID events.

Since December 31, 2019, we have operated under two brands:

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered nationwide free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products.

●	Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In response to the limitations on travel and the social distancing protocols arising out of the Coronavirus pandemic, the Company began marketing its Legacy EducationTM products transitioning to brand name Building Wealth with LegacyTM.

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

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. As a result of the COVID-19 coronavirus pandemic, and the resulting worldwide restrictions on travel and social distancing, we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed online operations in July 2020, and live operations in November 2020. The Company expects to conduct additional live events as lockdown restrictions continue to ease and hopes to return to a normal schedule over the coming months. The Company will continue following strict safety protocols at the live events. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance. We are not able to fully quantify the impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2021 and beyond.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2020	2019
North America	70.3%	72.1%
U.K.	3.1%	5.5%
Other foreign markets	26.6%	22.4%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
	2020	2019
Segment revenue	(In thousands)
North America	$24,001	$54,427
U.K.	1,058	4,128
Other foreign markets	9,102	16,941
Total consolidated revenue	$34,161	$75,496

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

Training Programs

We have three significant categories for our programs:

●	Basic training live and online courses,

●	Elite level live and online training courses, and

●	Individualized mentoring programs.

Basic Training Courses

●	Homemade Investor by Tarek El MoussaTM

●	Legacy EducationTM

Elite Training Courses

Customers who attend our basic training courses may choose to continue with Elite training courses in real estate, financial markets investing and/or entrepreneurship skills. The Elite training courses of study include:

Elite Real Estate Courses		Elite Financial Markets Courses

●	Momentum	●	Master TraderTM
●	Tax and Asset Protection	●	Options 1
●	Wholesale Buying	●	FOREX
●	Discount Notes & Mortgages	●	Options 2
●	Banking Relationships & Short Sale Systems	●	Elite Options
●	Mobile Homes	●	Asset Protection
●	Foreclosure Strategies	●	Elite FOREX
●	Fund, Fix and Flip	●	FACT (Futures & Commodity Trading)
●	Marketing Today
●	Income Properties
●	Tax Liens
●	Lease Options
●	Commercial Real Estate
●	Business Financing & Factoring
●	Domestic Land Development
●	Creative Real Estate Financing
●	Buy, Rent and Hold (North America)
●	Buy, Fix and Sell (North America)
●	Creative Financing (North America)

Elite Business Entrepreneurship Courses

●	Business Tax and Asset Protection
●	Top Branding and Marketing Strategies
●	Strategies for Raising Capital
●	Mind Over Money
●	Legacy Business Training

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

The Company commenced sales activities under the Development Agreement under the Homemade Investor brand in January 2020 but as a result of the expanding COVID-19 pandemic, we suspended conducting live in-persons sales events in March 2020. Subsequently, we suspended online sales events during the third quarter of 2020 to focus on our new flagship brand Building Wealth with LegacyTM.

Licensing Agreements with the Rich Dad and Other Parties

Through September 2019, our primary business relied on our license of the Rich Dad brand and related marks and intellectual property. The following transactions summarize our license to use the Rich Dad trademarks, trade names and other business information worldwide (the “Rich Dad Intellectual Property Rights”).

Effective September 1, 2013, we entered into licensing and related agreements with Rich Dad Operating Company, LLC (“RDOC”) (collectively, the “2013 License Agreement”) that replaced the 2010 License Agreement. Compared to the 2010 License Agreement, the 2013 License Agreement broadened the field of permitted use to include real estate investing, business strategies, stock market investment techniques, stock/paper assets, cash management, asset protection, entrepreneurship and other financially-oriented subjects. The 2013 License Agreement also (i) reduced the royalty rate payable to RDOC compared to the 2010 Rich Dad License Agreement; (ii) broadened the Company’s exclusivity rights to include education seminars delivered in any medium; (iii) eliminated the cash collateral requirements and related financial covenants contained in the 2010 License Agreement; (iv) continues our right to pay royalties via a promissory note that is convertible to preferred shares upon the occurrence of a Change in Control (as defined in the 2013 License Agreement); (v) eliminated approximately $1.6 million in debt from our consolidated balance sheet as a result of debt forgiveness provided for in the agreement terminating the 2010 License Agreement; and (vi) converted another approximately $4.6 million in debt to 1,549,882 shares of our Common Stock. Either party may terminate the 2013 License Agreement upon certain circumstances, including and uncured breach by the non-terminating party.

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

On August 16, 2019, we entered into an amendment to the License Agreement that extended the term of the License Agreement through September 30, 2019.

On August 16, 2019, we entered into an amendment to the License Agreement that extended the term of the License Agreement through September 30, 2019. On September 16, 2019, we received notice from Rich Dad Operating Company, LLC (“RDOC”), indicating that RDOC did not intend to extend the term of the September 1, 2013, Rich Dad Operating License Agreement (as amended, the “License Agreement”) by and between the Company and RDOC. Therefore, the term of the License Agreement expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the Agreement.

Effective November 26, 2019, our licenses to operate under the Perform in Properties, Making Money with Martin RobertsTM and Robbie Fowler’s Property AcademyTM were transferred to Mayflower Alliance Ltd in conjunction with the sale of the business of Legacy UK.

Employees and Independent Contractors

As of December 31, 2020, we had approximately 19 full-time employees, of whom 19, or 100 % were in our North America segment. In addition, we employ part-time employees in various capacities and independent contractors who are trainers, coaches or mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid commissions based upon the dollar value of the courses purchased by customers at our free preview workshops and basic training courses or are paid fixed fees for teaching and mentoring Elite courses. Independent contractors are required to execute agreements with us that set forth their commission structures and typically contain confidentiality and non-competition provisions.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

The concentration of our business under one brand or a small number of brands could have a material adverse effect on our business, financial condition, and results of operation if we were unable to conduct business under such brands.

The alteration, or termination of our Brand Development Agreement with T&B Seminars Inc., or the suspension or termination of sales activities thereunder, would have a material adverse effect on our business, financial condition and results of operations.

Reliance on a Legacy Education Alliance focused branding strategy could result in a material adverse effect on our business, financial conditions and results of operations if consumer acceptance of such brand is insufficient to attract new customers.

Recently, our branding strategy has relied on using the goodwill and notoriety associated with our third party branding licensors, such as Rich Dad, Tarek El Moussa, and others, to attract new customers. Any shift to a branding strategy that focuses on the Company as a brand, rather than on a third party, could adversely affect our business if consumer acceptance of such proprietary brand is insufficient to drive sales.

The termination of our license agreement to Rich Dad Education brand has materially adversely impacted our business, financial condition and results of operations, given the high concentration of sales from course offerings under Rich Dad Education brand.

Our Rich Dad® Education real estate and financial market course offerings accounted for approximately 77.4% of our total revenue in 2020. Our 2013 License Agreement with Rich Dad ®, as amended, expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the Agreement.

If revenues from our Homemade Investor brand do not meet expectations, this could materially adversely impact our business, financial condition and results of operations.

It is uncertain when or if sales under the Homemade Investor by Tarek El MoussaTM real estate and financial market course offerings will occur in 2021. If revenue from the Homemade Investor Brand fails to meet expectations and is not offset by revenue increases in our other brands or from other sources it could have a material adverse effect on our business, financial condition and results of operations. Further, a decrease in popularity or public acceptance of Tarek El Moussa or the Homemade Investor by Tarek El Moussa Brand would have a significant impact on our business, financial condition and results of operations. Additionally, if Mr. Tarek El Moussa, does not spend as much time in the public eye, it could impact the popularity of the Homemade Investor Brand and consequently impact our sales of Homemade Investor products.

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

The inability of our customers to finance the purchase of our products through credit cards or third-party financing would materially adversely impact our business, financial condition and results of operations.

Our customers rely on financing, whether through credit cards or third-party financing, to purchase our products. Any limitation on the ability of our customers to obtain access to credit may impact our customers’ ability to purchase our products. This could materially adversely impact our business, financial condition and results of operations.

The ability of any of our merchant processors to continue to operate and refund our merchant reserves pursuant to the terms of the agreements would materially adversely impact our business, financial condition and results of operations.

Our merchant processors withhold a percentage of our sales as part of our restricted cash reserves. Release of the restricted cash is at the sole discretion of the merchant processor. Although we generally have been able to obtain releases from time to time, and pursuant to the terms of the merchant processor agreement, there can be no assurances that we will be able to do so in the future if the merchant processor’s ability to continue to operate becomes doubtful, including, but not limited to, illiquidity or fraud. This could materially adversely impact our business, financial condition and results of operations.

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

Our cash flows from operations decreased in 2020 versus our cash flows from operations in 2019. If this trend were to continue in the future, it could impair our ability to fund our working capital needs and adversely affect our financial condition.

Management currently projects that our available cash balances will not be sufficient to maintain our operations during 2021. In addition, when considering all of the applicable operational and external risks and uncertainties, including, but not limited to cash generated from new and ongoing business initiatives, our ability to effectively execute our strategies, relationships with our credit card processors, potential claims against the Company related to the insolvency of certain its foreign subsidiaries, and potential current and future litigation matters, we believe that we may not be adequately capitalized. We may seek to obtain additional capital through the issuance of equity or debt, which may dilute the equity holdings of our current investors. In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates, and repayment provisions that reduce our cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the economic environment. If we cannot generate the required cash to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, or limit or discontinue some or all of our operations.

Our operations outside the United States subject us to additional risks inherent in international operations.

Traditionally, we have operated in the United Kingdom, Canada, Hong Kong, South Africa and other international markets in addition to our U.S. operations. As a result, we face risks that are inherent in international operations, including:

●	Complexity of operations across borders, including the ability to identify and obtain staff, sales speakers, trainers and suppliers;

●	Currency exchange rate fluctuations;

●	Restrictions on the movements of cash;

●	Multiple and possibly overlapping or conflicting tax laws;

●	Applicability of training concepts to foreign markets;

●	Compliance with foreign regulatory requirements including anti-corruption, banking, cash repatriation, and data and privacy protection;

●	Political instability;

●	Travel restrictions; and

●	Price controls or restrictions on exchange of foreign currencies.

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

Uncertain economic conditions may affect our customers’ discretionary income, access to credit and ability and willingness to purchase our courses offerings and products. Economic conditions and consumer spending are influenced by a wide range of factors that are beyond our control. These conditions include but are not limited to:

●	Demand for our course offerings and related products;

●	Conditions in the securities and investment markets;

●	Conditions in the real estate market;

●	Availability of mortgage financing and other forms of credit and consumer credit;

●	General economic and business conditions;

●	Adverse changes in consumer confidence levels;

●	General political developments;

●	Adverse weather or natural or man-made disasters; and

●	Regional, national and/or worldwide pandemics, or other public health risks.

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

We are highly dependent upon our senior management. In addition, our business model is predicated on our ability to provide our customers with qualified and experienced trainers, coaches, and mentors. The loss of services of any of the members of our senior management or high performing sales speakers or course trainers could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to sell and fulfill courses may be affected by public health risks, adverse weather, natural disaster, strikes or other unpredictable or uncontrollable events.

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

A relocation or closure of any of our office locations could materially adversely impact our business, financial condition and results of operations.

If any of the leases for our leased offices are not renewed, or if any of our offices, whether owned or leased, are inadequate for our business operations, we may be compelled to relocate operations to new locations or cease operations in that local market, which could result in disruption of the business, additional costs and expenses, and loss of key personnel, any of which could adversely affect our financial condition and results of operations.

Remote working conditions could materially adversely impact our business, financial condition and results of operations.

Due to the COVID-19 pandemic, the Company may experience different and additional risks, such as decreased worker productivity as a result of remote working arrangements, increased medical, emergency or other leave could materially adversely impact our business, financial conditions and results of operations. Since the pandemic, the Company has been operating with all of its workforce working remotely. In addition, an extended period of remote working by the Company’s employees could strain its technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the remote working conditions.

Risks Related to Ownership of Our Common Stock

We may issue additional shares of common or preferred stock that subordinate your rights and dilute your equity interests.

We may need to raise investment capital for us to successfully execute our business strategy and it may be preferable or necessary to issue preferred stock to investors. Preferred stock may grant the holders certain preferential rights in voting, dividends, liquidation or other rights in preference over a company’s common stock.

The issuance by us of common or preferred stock could dilute both the equity interests and the earnings per share of existing holders of our Common Stock. Such dilution may be substantial, depending upon the number of shares issued. The newly authorized shares of preferred stock could also have voting rights superior to our Common Stock, and in such event, would have a dilutive effect on the voting power of our existing stockholders.

Any issuance of common or preferred stock with voting rights could, under certain circumstances, have the effect of delaying or preventing a change in control of us by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of us. Shares of voting or convertible common or preferred stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Such issuances could therefore deprive our stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price that such an attempt could cause. Moreover, the issuance of such shares of common or preferred stock to persons friendly to our Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

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

Future sales of our Common Stock in the public market could lower the price of our Common Stock, dilute your equity interests, and impair our ability to raise funds in future securities offerings.

We may decide to raise additional capital through the sale of our securities or through other instruments both of which could result in the issuance of additional shares of our Common Stock. The issuance by us of Common Stock could dilute both the equity interests and the earnings per share of existing holders of our Common Stock. Such dilution may be substantial, depending upon the number of shares issued. In addition, future issuances of a substantial number of shares of our Common Stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our Common Stock and could make it more difficult for us to raise funds in the future through the sale of our securities.

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

On February 12,  2021, the Board of Directors of Legacy Education Alliance, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Rights Agreement dated as of February 16, 2017 by and between the Company and Broadridge Corporate Issuer Solutions, Inc., successor to VStock Transfer  LLC (VStock), as Rights Agent (the “Rights Agreement”), to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2023, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth our office locations as of December 31, 2020:

Purpose	Location	Own/lease	Approximate square footage	Lease expiration
Executive offices	Cape Coral, FL	Lease	1,600	09/30/2022
			1,600

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

	High	Low
Year ended December 31, 2020
Fourth Quarter	$0.2	$0.0
Third Quarter	$0.1	$0.0
Second Quarter	$0.1	$0.1
First Quarter	$0.2	$0.1
Year ended December 31, 2019
Fourth Quarter	$0.1	$0.0
Third Quarter	$0.4	$0.1
Second Quarter	$0.2	$0.1
First Quarter	$0.2	$0.1

Holders

As of December 31, 2020, there were approximately 266 stockholders of record for our Common Stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

Dividends

We have not paid out any cash dividends for the past two years and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2015 Equity Plan (the “2015 Incentive Plan”) was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015. The financial activity pertaining to our employees and directors under the 2015 Incentive Plan is incorporated by reference to Note 7 “Share-Based Compensation” on page F-17 of our consolidated financial statements, presented herein.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. In October 2019, we launched our new proprietary line of training, mentoring and coaching products to support our students through every phase of their journey with us, from beginner to experienced investor. In December 2019, we held our first virtual (online) symposium and our first Legacy Investor Forum. In November 2020, we held our first live post-COVID events.

Since December 31, 2019, we have operated under two brands:

●	Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In response to the limitations on travel and the social distancing protocols arising out of the Coronavirus pandemic, the Company began marketing its Legacy EducationTM products transitioning to brand name Building Wealth with LegacyTM.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered nationwide free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products.

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

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Recent Developments

Impact from COVID-19 Coronavirus.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020 we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed sales operations in June 2020 with online sales events selling into our suite of online, on-demand, and over-the-phone products. We also resumed online, on-demand, and over-the-phone fulfillment activities in June 2020. We resumed live operations in November 2020, with events in Florida. The Company expects to conduct additional live events in other areas as lockdown restrictions continue to ease and hopes to return to a normal schedule over the coming months. The Company will continue following strict safety protocols at the live events. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance.

The ultimate impact from COVID-19 on the Company’s operations and financial results will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2021 and beyond.

Changes in Management and Board of Directors

On March 8, 2021, the Company’s Board of Directors (the “Board”) elected Michel Botbol, 61, as a Director, Chairman of the Board, and Chief Executive Officer of the Company. On the same date, the Board appointed James E. May, 66, as General Counsel of the Company, a position he held prior to his appointment as Interim CEO of the Company in January 2019. Upon the assumption of his position as General Counsel, Mr. May resigned as Director and Chief Executive Officer.

Senior Secured Convertible Debt Agreement

On February 11, 2021 the Company entered into a non-binding term sheet with Legacy Tech Partners, LLC (LTP). The term sheet includes a Debenture Agreement of $375 thousand, with 10% per annum interest rate. The Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of five years after issuance. The term sheet anticipates entering into a share purchase agreement whereby LTP will acquire for nominal consideration the existing business, assets and liabilities of the Company (the “Spin-Off”), while the Company will enter into a license agreement with LTP to retain rights with respect to certain of its intellectual property for the benefit of building an Education Technology (“EdTech”) business. This transaction will be subject to stockholder and regulatory approval and other conditions.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“Debenture”) to Legacy Tech Partners, LLC (“LTP”) a Delaware limited liability company. The Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). LTP has an obligation to lend the Company an additional $625 thousand under the same terms prior to March 31, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees related to the transaction. The Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted LTP a lien on all assets of such subsidiaries. The use of proceeds from the Debenture will be to extinguish liabilities of the Company and to fund the development of the EdTech (as defined above) business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants.

Bankruptcy or Receivership

At a meeting held on January 11, 2021 (“Creditors’ Meeting”), the creditors of Elite Legacy Education UK Ltd (“ELE UK”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), approved a Proposal for a Company Voluntary Arrangement (the “Arrangement”) under the UK Insolvency Act 1986 (the “IA”) and the UK Insolvency Rules 2016 (the “IR”). Under the terms of the Arrangement, CVR Global LLP has been appointed as Supervisor of ELE UK for the purposes of administering the Arrangement. At the Creditors Meeting, the creditors also approved a modification to the Arrangement whereby any tax refunds due to ELE UK would be paid to the Supervisor and made available for distribution to creditors. The Supervisor will wind down the business of ELE UK and make distributions to ELE UK’s non-student creditors in accordance with the applicable provisions of the IA and the IR, on and subject to the terms and conditions set forth in the Arrangement in satisfaction of the non-student creditors’ respective claims against ELE UK. Student creditors of ELE UK will be provided the opportunity to receive trainings from an independent training provider on and subject to the terms and conditions set forth in the Arrangement in satisfaction of their respective claims against ELE UK. Pursuant to the Arrangement, and at its conclusion, the remaining assets of ELE UK, if any, would be distributed to LEAI. As a result of the CVR, the Winding-Up Petition, CR-2020-001958, filed in the High Court of Justice, Business and Property Courts of England and Wales has been dismissed. At this time, LEAI management is unable to anticipate any distributions that would be received from ELE UK.

On January 27, 2021, Legacy Education Alliance Australia PTY Ltd (“LEA Australia”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), appointed Brent Leigh Morgan and Christopher Stephen Bergin, both of the firm of Rodgers Reidy, 326 William Street, Melbourne VIC 3000 Australia, as Joint and Several Liquidators of LEA Australia, to supervise a Creditors Voluntary Liquidation of LEA Australia. Subject to the approval of the creditors of LEA Australia at a meeting to be held on February 23, 2021 AEDT (February 22, 2021 EST), the Joint Liquidators will wind down the business of LEA Australia and make distributions, if any, to its creditors in accordance with the applicable provisions of the Australian Corporations Act of 2001.

On March 2, 2021, Legacy Education Alliance Holdings, Inc. the sole shareholder of Legacy Education Alliance Hong Kong Ltd (“LEA Hong Kong”), a subsidiary of the Company, adopted a resolution to wind up voluntarily the affairs of LEA Hong Kong and to appoint Cosimo Borrelli and Li Chung Ngai (also known as Anson Li), both of Borrelli Walsh Limited, Level 17, Tower 1, Admiralty Centre, 18 Harcourt Road, Hong Kong as Joint and Several Liquidators of LEA Hong Kong. At a meeting of the creditors of LEA Hong Kong held on March 2, 2021, the creditors similarly approved the voluntary winding up of LEA Hong Kong and the appointment of Cosimo Borrelli and Li Chung Ngai (also known as Anson Li), as Joint and Several Liquidators. The Joint and Several Liquidators will wind up the business of LEA Hong Kong and make distributions, if any, to its creditors in accordance with the applicable provisions of the Companies (Winding Up and Miscellaneous Provisions) Ordinance of Hong Kong.

On March 7, 2021, Tigrent Learning Canada Inc. (“Tigrent Canada”), a wholly owned subsidiary of Legacy Education Alliance, Inc., filed an assignment in bankruptcy under section 49 of the Canada Bankruptcy and Insolvency Act (the “Act”) in the Office of the Superintendent of Bankruptcy Canada, District of Ontario, Division of Toronto, Court No. 31-2718213. Also on March 7, 2021, A. Farber & Partners was appointed trustee of the estate of Tigrent Canada. The trustee will wind down the business of Tigrent Canada and make distributions, if any, to its creditors in accordance with the applicable provisions of the Act.

Results of Operations

Our financial results in 2020 were negatively affected by the COVID-19 pandemic impact, slower than we anticipated establishment of our new Homemade Investor brand, as well as the effect of winding down our Rich Dad brand and other matters as disclosed in the litigation section of Note 15 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Our Results of Operations in 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Revenue	$34,161	$75,496
Operating costs and expenses:
Direct course expenses	7,913	39,854
Advertising and sales expenses	2,210	16,762
Royalty expenses	44	3,458
General and administrative expenses	5,460	13,778
Total operating costs and expenses	15,627	73,852
Income from operations	18,534	1,644
Other income (expense):
Interest expense, net	(210)	(93)
Other income, net	1,643	533
Total other income, net	1,433	440
Income from continuing operations before income taxes	19,967	2,084
Income tax (expense) benefit	(3,958)	1,257
Net income from continuing operations	16,009	3,341
Gain on disposal of discontinued operations net assets	—	8,300
Loss from discontinued operations	—	(1,691)
Net income from discontinued operations	—	6,609
Net income	$16,009	$9,950

Basic earnings per common share - continuing operations	$0.69	$0.14
Basic earnings per common share - discontinued operations	—	0.29
Basic earnings per common share	$0.69	$0.43

Diluted earnings per common share - continuing operations	$0.68	$0.14
Diluted earnings per common share - discontinued operations	—	0.28
Diluted earnings per common share	$0.68	$0.42

Basic weighted average common shares outstanding	23,076	22,716
Diluted weighted average common shares outstanding	23,230	23,141

Comprehensive income:
Net income	$16,009	$9,950
Foreign currency translation adjustments, net of tax of $0	(294)	(734)
Total comprehensive income	$15,715	$9,216

Our operating results expressed as a percentage of revenue are set forth in the table below:

	Years Ended December 31,
	2020	2019
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	23.2	52.8
Advertising and sales expenses	6.5	22.2
Royalty expenses	0.1	4.6
General and administrative expenses	16.0	18.2
Total operating costs and expenses	45.8	97.8
Income from operations	54.2	2.2
Other income (expense):
Interest expense, net	(0.6)	(0.1)
Other income, net	4.8	0.7
Total other income, net	4.2	0.6
Income from continuing operations before income taxes	58.4	2.8
Income tax (expense) benefit	(11.6)	1.7
Net income from continuing operations	46.8	4.5
Net income from discontinued operations	—	8.8
Net income	46.8%	13.3%

Outlook

Cash sales were $3.7 million for the year ended December 31, 2020 compared to $79.5 million for the year ended December 31, 2019, a decrease of $75.8 million or 95.3%. The decrease was driven primarily by a $52.3 million decrease in our North American segment, an $18.2 million decrease in our Other Foreign Markets segment and a $5.3 million decrease in our U.K. segment.

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

Operating Segments

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

	Years Ended December 31,
As a percentage of total revenue	2020	2019
North America	70.3%	72.1%
U.K.	3.1%	5.5%
Other foreign markets	26.6%	22.4%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
	2020	2019
Segment revenue	(In thousands)
North America	$24,001	$54,427
U.K.	1,058	4,128
Other foreign markets	9,102	16,941
Total consolidated revenue	$34,161	$75,496

North America

Revenue derived from the Rich Dad brands in our North America segment was $16.6 million and $43.5 million or as a percentage of total segment revenue, 69.1% and 79.9%, for the years ended December 31, 2020 and 2019, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop non-Rich Dad brands Homemade InvestorTM and Legacy EducationTM to diversify our business, although our business to date in these brands has not been material to our Company as a whole. Revenue derived from our Homemade Investor brand was $1.0 million or as a percentage of total segment revenue was 4.1% for the year ended December 31, 2020.

The North America segment revenue was $24.0 million and $54.4 million or as a percentage of total revenue was 70.3% and 72.1% for the years ended December 31, 2020 and 2019, respectively.

The decrease in revenue of $30.4 million or 55.9% during the year ended December 31, 2020 compared to the same period in 2019, was due to the decrease in fulfillment of $29.8 million and decrease in recognition of revenue from expired contracts of $0.6 million.

U.K.

Revenue derived from the Rich Dad brands in our U.K. segment was $1.0 million and $3.5 million or as a percentage of total segment revenue was 97.7% and 84.6% for the years ended December 31, 2020 and 2019, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. With the discontinued operations of UK Legacy, our U.K. segment is no longer as diverse.

The U.K. segment revenue was $1.1 million and $4.1 million or as a percentage of total revenue was 3.1% and 5.5% for the years ended December 31, 2020 and 2019, respectively. The discontinued operations of Legacy UK reduced this segment’s revenue by $14.3 million for the year ended December 31, 2019. There were no discontinued operations of Legacy UK for the year ended December 31, 2020.

The decrease in revenue of $3.0 million or 74.4% for the year ended December 31, 2020 compared to the same period in 2019, was due to decreased fulfillment of $2.8 million and a decrease in recognition of revenue from expired contracts of $0.2 million.

Other Foreign Markets

Our other foreign markets segment includes other European, Asian and African countries. Revenue derived from the Rich Dad brands was $8.8 million and $16.9 million or as a percentage of total segment revenue was 96.7% and 100.0% for the years ended December 31, 2020 and 2019, respectively.

The Other Foreign Markets segment revenue was $9.1 million and $17.0 million or as a percentage of total revenue was 26.6% and 22.4% for the years ended December 31, 2020 and 2019, respectively.

The decrease in revenue of $7.9 million or 46.3% during the year ended December 31, 2020 compared to the same period in 2019, was due to decreased fulfillment of $1.3 million and a decrease in recognition of revenue from expired contracts of $6.6 million.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue

Revenue was $34.2 million for the year ended December 31, 2020 compared to $75.5 million for the year ended December 31, 2019, a decrease of $41.3 million or 54.8%. The decrease was due to decreased fulfillment of $33.9 million or 76.8% and a decrease in recognition of revenue from expired contracts of $7.4 million or 23.8%.

Cash sales were $3.7 million for the year ended December 31, 2020 compared to $79.5 million for the year ended December 31, 2019, a decrease of $75.8 million or 95.3%. The decrease was driven primarily by a $52.3 million decrease in our North American segment, an $18.2 million decrease in our Other Foreign Markets segment and a $5.3 million decrease in our U.K. segment.

Operating Expenses

Total operating costs and expenses were $15.6 million for the year ended December 31, 2020 compared to $73.9 million for the year ended December 31, 2019, a decrease of $58.3 million or 78.9%. The decrease was due to a $32.0 million decrease in direct course expenses, a $14.6 million decrease in advertising and sales expenses, an $8.3 million decrease in general and administrative expenses, and a $3.4 million decrease in royalty expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $7.9 million for the year ended December 31, 2020 compared to $39.9 million for the year ended December 31, 2019, a decrease of $32.0 million or 79.7%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

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

Advertising and sales expenses were $2.2 million for the year ended December 31, 2020 compared to $16.8 million for the year ended December 31, 2019, a decrease of $14.6 million or 86.9%. As a percentage of revenue, advertising and sales expenses were 6.5% and 22.2% for the years ended December 31, 2020 and 2019, respectively. The decrease is primarily related to the COVID-19 restrictions on our ability to operate.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. Royalty expenses were $0.0 million for the year ended December 31, 2020 compared to $3.4 million for the year ended December 31, 2019.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $5.5 million for the year ended December 31, 2020 compared to $13.8 million for the year ended December 31, 2019, a decrease of $8.3 million, or 60.1%. The decrease in general and administrative expenses was partially a result of a decrease in our personnel expenses due to the fact that we furloughed substantially all of our employees during Q2 2020.

Other income, net

Other income was $1.6 million for the year ended December 31, 2020 compared to other income of $0.5 million for the year ended December 31, 2019, an increase in other income of $1.1 million, mainly representing gain on sale of our property and equipment, and investment property during the year ended December 31, 2020, and a cash payment from Process America, Inc. in the amount of $0.4 million, received as a distribution on the legal case during the year ended December 31, 2019.

Income tax expense

We recorded income tax expense of $4.0 million and income tax benefit of $1.3 million for the year ended December 31, 2020 and 2019, respectively, a $5.3 million increase in income tax expense.

Our effective tax rate was 19.8% and (60.3)%for the year ended December 31, 2020 and 2019, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We have retained a full valuation allowances of $3.6 million against the deferred tax assets of our Australian, Canadian, U.K., Hong Kong, and South Africa subsidiaries as of December 31, 2020. We have retained full valuation allowances of $4.7 million against the deferred tax assets of our United States, Australian, Canadian, U.K. (excluding Elite Legacy Education UK), Hong Kong, and South Africa subsidiaries as of December 31, 2019. The most significant negative factor that was considered in determining whether a valuation allowance was required is a cumulative recent history of losses in all jurisdictions for the entities mentioned above.

Net income from continuing operations

Net income from continuing operations was $16.0 million or $0.69 per basic and $0.68 per diluted common share for the year ended December 31, 2020, compared to net income of $3.3 million or $0.14 per basic and diluted common share for the year ended December 31, 2019, an increase in net income from continuing operations of $12.7 million or $0.55 per basic and $0.54 per diluted common share.

Net income for the year ended December 31, 2020 was positively impacted by the decrease in operating cost of $58.3 million.

Net income from discontinued operations

Net income from discontinued operations was $6.6 million or $0.29 per basic common share and $0.28 per diluted common share for the year ended December 31, 2019. There was no net income (loss) from discontinued operations for the year ended December 31, 2020.

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We had deferred revenue of $15.8 million and $46.5 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2020 and 2019, respectively. The revenue associated with these performance obligations is recognized as the obligation is satisfied.

The following table disaggregate our segment revenue by revenue source:

	Years Ended December 31, 2020				Years Ended December 31, 2019
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	18,117	1,058	8,598	27,773	32,714	2,562	8,346	43,622
Products	427	—	—	427	9,404	1,141	3,777	14,322
Coaching and Mentoring	1,059	—	393	1,452	5,564	138	4,465	10,167
Online and Subscription	3,945	—	111	4,056	2,070	6	351	2,427
Other	453	—	—	453	4,675	281	2	4,958
Total revenue	24,001	1,058	9,102	34,161	54,427	4,128	16,941	75,496

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

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2021 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2021. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the year ended December 31, 2020, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Years Ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	(6,965)	18
Net cash provided by (used in) investing activities	2,891	(35)
Net cash provided by (used in) financing activities	1,400	(7)
Effect of exchange rate differences on cash	(860)	725
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,534)	701

Operating Cash Flows and Liquidity

Net cash used in operating activities was $7.0 million in the year ended December 31, 2020 compared to net cash provided by operating activities of $18.0 thousand in the year ended December 31, 2019, representing a period-over-period decrease of $7.0 million. This decrease was primarily the result of a decrease in current liabilities for deferred revenue.

Investing Cash Flows

Net cash provided by investing activities totaled $2.9 million compared to net cash used in investing activities of $35.0 thousand in the years ended December 31, 2020 and 2019, respectively, representing proceeds on sale of property and equipment, and investment property in the year ended December 31, 2020, and purchases of property and equipment in the year ended December 31, 2019.

Financing Cash Flows

Our consolidated capital structure as of December 31, 2020 was 14% debt and 86% equity. As of December 31, 2019, our consolidated capital structure was 4% debt and 96% equity.

Net cash provided by financing activities totaled $1.4 million during the year ended December 31, 2020, including our net proceeds from borrowings of the Paycheck Protection Program loan. Net cash used in financing activities totaled $7.0 thousand in the year ended December 31, 2019.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of December 31, 2020, and 2019, our consolidated current deferred revenue was $15.8 million and $46.5 million, respectively.

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

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Legacy Education Alliance, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Legacy Education Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Legacy Education Alliance, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition

Description of the Matter

As disclosed in Note 2 to the financial statements, the Company recognizes revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials online. The Company also recognizes breakage revenue when a customer contract expires less a reserve for cases where customers are allowed to attend after expiration.

We identified the Company’s revenue recognition as a critical audit matter. Specifically, the significant judgments made by management in developing its estimate of the reserve for breakage and the timing of when revenue is recognized for each distinct performance obligation required a high degree of effort and auditor judgment.

How We Addressed the Matter in Our Audit

The audit procedures we performed to address this critical audit matter included the following, among others:

●	Testing customer contract terms and delivery method of each performance obligation by reviewing a sample of contracts between the Company and its customers.
●	Testing the allocation of the contract price to the performance obligations included in selected contracts.
●	Obtaining evidence indicating completion of performance obligations for revenue recognition and verifying the timing of revenue recognized over time.
●	Evaluating the reasonableness of assumptions and methodology used by management in determining its estimate of the reserve for breakage.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2014.
Houston, Texas
April 9, 2021

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,514	$3,839
Restricted cash	1,180	2,389
Deferred course expenses	1,973	6,805
Prepaid expenses and other current assets	1,578	2,074
Inventory	10	47
Total current assets	6,255	15,154
Property and equipment, net	4	1,382
Right-of-use assets	45	122
Deferred tax asset, net	—	287
Other assets	40	413
Total assets	$6,344	$17,358
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,852	$2,311
Royalties payable	113	150
Accrued course expenses	277	576
Accrued salaries, wages and benefits	73	459
Operating lease liability, current portion	25	86
Other accrued expenses	4,931	1,660
Short-term borrowings and current portion of long-term debt	—	500
Deferred revenue	15,795	46,453
Discontinued operations-current liabilities	3,740	4,499
Total current liabilities	27,806	56,694
Long-term debt, net of current portion	1,900	—
Deferred tax liability, net	134	—
Other long-term liability	120	—
Operating lease liability, net of current portion	20	27
Total liabilities	29,980	56,721
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 23,279,197 and 23,162,502 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	11,564	11,552
Cumulative foreign currency translation adjustment	416	710
Accumulated deficit	(35,618)	(51,627)
Total stockholders’ deficit	(23,636)	(39,363)
Total liabilities and stockholders’ deficit	$6,344	$17,358

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2020	2019
Revenue	$34,161	$75,496
Operating costs and expenses:
Direct course expenses	7,913	39,854
Advertising and sales expenses	2,210	16,762
Royalty expenses	44	3,458
General and administrative expenses	5,460	13,778
Total operating costs and expenses	15,627	73,852
Income from operations	18,534	1,644
Other income (expense):
Interest expense, net	(210)	(93)
Other income, net	1,643	533
Total other income, net	1,433	440
Income from continuing operations before income taxes	19,967	2,084
Income tax (expense) benefit	(3,958)	1,257
Net income from continuing operations	16,009	3,341
Gain on disposal of discontinued operations net assets	—	8,300
Loss from discontinued operations	—	(1,691)
Net income from discontinued operations	—	6,609
Net income	$16,009	$9,950

Basic earnings per common share - continuing operations	$0.69	$0.14
Basic earnings per common share - discontinued operations	—	0.29
Basic earnings per common share	$0.69	$0.43

Diluted earnings per common share - continuing operations	$0.68	$0.14
Diluted earnings per common share - discontinued operations	—	0.28
Diluted earnings per common share	$0.68	$0.42

Basic weighted average common shares outstanding	23,076	22,716
Diluted weighted average common shares outstanding	23,230	23,141

Comprehensive income:
Net income	$16,009	$9,950
Foreign currency translation adjustments, net of tax of $0	(294)	(734)
Total comprehensive income	$15,715	$9,216

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2018	23,121	$2	$11,470	$1,444	$(61,577)	$(48,661)
Share-based compensation expense	—	—	82	—	—	82
Cancellation of common stock	(13)	—	—	—	—	—
Issuance of common stock	55	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(734)	—	(734)
Net Income	—	—	—	—	9,950	9,950
Balance at December 31, 2019	23,163	$2	$11,552	$710	$(51,627)	$(39,363)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2019	23,163	$2	$11,552	$710	$(51,627)	$(39,363)
Share-based compensation expense	—	—	23	—	—	23
Cancellation of common stock	(64)	—	(11)	—	—	(11)
Issuance of common stock	180	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(294)	—	(294)
Net Income	—	—	—	—	16,009	16,009
Balance at December 31, 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,009	$9,950
Less net loss from discontinued operations	—	6,609
Net income from continuing operations	$16,009	$3,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	69	162
Non-cash lease expense	45	60
Gain on the sale of fixed assets and investment property	(1,735)	(41)
Share-based compensation	23	82
Cancellation of common stock	(11)	—
Deferred income taxes	418	(1,512)
Changes in operating assets and liabilities:
Deferred course expenses	4,941	(29)
Prepaid expenses and other receivable	710	921
Inventory	37	8
Other assets	49	(725)
Accounts payable-trade	589	(377)
Royalties payable	(29)	(61)
Accrued course expenses	(290)	(530)
Accrued salaries, wages and benefits	(386)	(121)
Operating lease liability	(41)	(61)
Other accrued expenses	4,157	(2,395)
Deferred revenue	(31,520)	1,646
Net cash (used in) provided by operating activities - continuing operations	(6,965)	368
Net cash used in operating activities - discontinued operations	—	(350)
Net cash (used in) provided by operating activities	(6,965)	18
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(192)
Proceeds from sale of investment property	391	—
Proceeds from sale of property and equipment	2,500	165
Net cash provided by investing activities - continuing operations	2,891	(27)
Net cash used in investing activities - discontinued operations	—	(8)
Net cash provided by (used in) investing activities	2,891	(35)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(1,500)	(402)
Proceeds from issuance of debt	2,900	395
Net cash provided by (used in) financing activities - continuing operations	1,400	(7)
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	1,400	(7)
Effect of exchange rate differences on cash	(860)	725
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,534)	701
Cash and cash equivalents and restricted cash, beginning of period	$6,228	$5,527
Cash and cash equivalents and restricted cash, end of period	$2,694	$6,228

Supplemental disclosures:
Cash paid during the period for interest	$214	$96
Cash paid during the period for income taxes, net of refunds received	$—	$15

Supplemental non-cash disclosures:
Supplemental non-cash amounts of lease liabilities arising from (decrease of lease liability due to cancellation of leases)/obtaining right-of-use assets	$(31)	$176
Non-cash disposal of property	$(363)	$—

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Business Description and Basis of Presentation

Business Description. We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the year ended December 31, 2020, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El Moussa. During the year ended December 31, 2019, we marketed our products and services under two brands: Rich Dad EducationTM and Legacy EducationTM.

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

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. As a result of the COVID-19 coronavirus pandemic, and the resulting worldwide restrictions on travel and social distancing, we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed online operations in July 2020, and live operations in November 2020. The Company expects to conduct additional live events as lockdown restrictions continue to ease and hopes to return to a normal schedule over the coming months. The Company will continue following strict safety protocols at the live events. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance. We are not able to fully quantify the impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2021 and beyond.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since December 31, 2019, we have operated under two brands:

●

Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In response to the limitations on travel and the social distancing protocols arising out of the Coronavirus pandemic, the Company began marketing its Legacy EducationTM products transitioning to brand name Building Wealth with LegacyTM.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered nationwide free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products.

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

Note 2—Significant Accounting Policies

Going Concern. The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the years ended December 31, 2020 and December 31, 2019, respectively, we had an accumulated deficit and a working capital deficit. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and cash equivalents. We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2020 and 2019, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	December 31,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$1,514	$3,839
Restricted cash	1,180	2,389
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$2,694	$6,228

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, accounts payable, deferred course expenses, accrued expenses, deferred revenue, and debt. U.S. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management believes the carrying value of the other financial instruments recognized on the consolidated balance sheets (including receivables, payables and accrued liabilities) approximate their fair value due to length of maturity of these instruments, the majority of which is short-term. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

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

Other assets included our residential investment property. On January 17, 2020, we sold this property for $390.6 thousand and recognized a gain of $33.1 thousand, within Other income in the Consolidated Statements of Operations and Comprehensive Income. The proceeds were held in escrow until December 8, 2020, when they used to pay the joint liquidators of LEA UK as payment of intercompany debts (see “Litigation” on Note 15 “Commitments and Contingencies”).

Revenue recognition.

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services, in accordance with Topic 606.

Revenue amounts presented in our consolidated financial statements are recognized net of sales tax, value-added taxes, and other taxes.

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We had deferred revenue of $15.8 million and $46.5 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2020 and 2019, respectively. The revenue associated with these performance obligations is recognized as the obligation is satisfied.

The following tables disaggregate our segment revenue by revenue source:

	Years Ended December 31, 2020				Years Ended December 31, 2019
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	18,117	1,058	8,598	27,773	32,714	2,562	8,346	43,622
Products	427	—	—	427	9,404	1,141	3,777	14,322
Coaching and Mentoring	1,059	—	393	1,452	5,564	138	4,465	10,167
Online and Subscription	3,945	—	111	4,056	2,070	6	351	2,427
Other	453	—	—	453	4,675	281	2	4,958
Total revenue	24,001	1,058	9,102	34,161	54,427	4,128	16,941	75,496

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

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The application of this guidance will not have a material impact on our financial statements.

In 2019, the FASB issued ASU No. 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of ASC 740. This standard also removed the requirement to calculate income tax expense for the stand-alone financial statements of wholly owned subsidiaries. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We will adopt this guidance when it becomes effective, in the first quarter of 2021, and the impact on our financial statements is not expected to be material.

Note 3—Concentration Risk

Cash and Cash Equivalents

We maintain deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of December 31, 2020 and 2019, including foreign subsidiaries, without FDIC coverage was $0.8 million and $2.5 million, respectively.

Revenue

A significant portion of our revenue was derived from the Rich Dad brands. For the years ended December 31, 2020 and 2019, Rich Dad brands provided 77.4% and 84.6%, respectively, of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (See Note 14 “Segment Information”).

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

The major classes of assets and liabilities of Legacy UK were as follows:

	December 31,	December 31,
(in thousands)	2020	2019
Major classes of liabilities
Accounts payable	$2,608	$3,408
Accrued course expenses	593	472
Other accrued expenses	539	619
Total major classes of liabilities - discontinued operations	$3,740	$4,499

The financial results of the discontinued operations are as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Revenue	$—	$14,315
Total operating costs and expenses	—	15,647
Loss from discontinued operations	—	(1,332)
Interest income (expense)	—	(359)
Other expense, net	—	8,300
Net loss from discontinued operations	$—	$6,609

Note 5—Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2020	2019
Land	$—	$782
Building and residential properties	—	1,168
Software	—	2,607
Equipment	234	1,697
Furniture and fixtures	—	305
Building and leasehold improvements	—	1,241
Property and equipment	234	7,800
Less: accumulated depreciation	(230)	(6,418)
Property and equipment, net	$4	$1,382

On October 1, 2020, we sold the real property and improvements located at 1612 E. Cape Coral Parkway, Cape Coral, Florida for $2.5 million to Daniel Thom, as Trustee of Torstonbo Trust, a Florida revocable trust. The $1.54 million gain from the sale of the building is included in other income in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2020. The Property served as our headquarters until its sale date.

On December 8, 2020, we transferred our residential properties to the joint administrators of LEA UK (see “Litigation” on Note 15 “Commitments and Contingencies”) as payment of intercompany debts. The transferred value of the properties was £291 thousand ($363 thousand). We recorded a gain of £96 thousand ($126 thousand) in other income in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2020.

In addition to the sale of our headquarters and the disposal of our residential properties, during the year ended December 31, 2020, we disposed of all of our fully depreciated other property and equipment, and fully amortized software and other intangibles.

Depreciation expense on property and equipment in each of the years ended December 31, 2020 and 2019 was approximately $0.1 million.

Note 6—Short-Term and Long-Term Debt

Short-term and long-term debt consists of the following (in thousands):

(in thousands)	As of December 31, 2020	As of December 31, 2019
Promissory notes	$—	$500
Paycheck Protection Program loan	1,900	—
Total debt	1,900	500
Less current portion of long-term debt	—	(500)
Total long-term debt, net of current portion	$1,900	$—

The following is a summary of scheduled debt maturities by year (in thousands):

2020	$—
2021	—
2022	1,900
Total debt	$1,900

On September 13, 2018, we entered into a Promissory Note and Mortgage and Security Agreement pursuant to which we borrowed the principal amount of $500 thousand from USA ReGrowth Fund LLC. At closing, we received $459,269 in net proceeds after closing costs and other fees and costs. The Promissory Note, repayment of which was initially due on March 13, 2019, was issued in an aggregate principal amount of $500 thousand and bore interest at a fixed rate of 12% per annum during the initial 120 days of the term of the Promissory Note, and a fixed rate of 30% per annum until all amounts due under the Promissory Note are paid in full. Pursuant to the Mortgage and Security Agreement, repayment of the Promissory Note is secured by a first mortgage on the property located at 1612 East Cape Coral Parkway, Cape Coral, FL 33904 (“Corporate HQ”). On March 8, 2019, we executed an extension of the maturity date to September 13, 2019. During the initial 120 days of the extension period, the Promissory Note bore interest at a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid. On September 13, 2019, we executed a second extension of the maturity date to March 13, 2020. During the initial 120 days of the second extension period, the Promissory Note bears a fixed rate of 12% per annum and a fixed rate of 30% per annum thereafter until all amounts due thereunder are paid. The extension matured on March 13, 2020, though the lender agreed to extend the maturity date until a new Promissory Note with a different lender was obtained on August 6, 2020, on which date the outstanding principal balance and interests were paid in full. The new Promissory Note was issued in the amount of $1.0 million, net proceeds were $396.7 thousand after closing costs and after paying off the outstanding principal in the amount of $500 thousand, plus accrued interest, under a Promissory Note held by USA Regrowth Fund LLC, and bore interest at a fixed rate of 12% per annum and was initially due on August 6, 2021. The new Promissory Note was fully paid off on October 1, 2020, with the proceeds on sale of the real property and improvements located at 1612 E. Cape Coral Parkway, Cape Coral, Florida for $2.5 million. The Seller’s obligations under the Loan Documents were secured by a first mortgage on the Property. The net proceeds realized by the Seller from the sale of the Property were $1.24 million after deductions for repayment of the Note, broker commissions, and other fees, and costs.

On April 27, 2020, Elite Legacy Education, Inc., a subsidiary of the Company, entered into a Promissory Note in favor of Pacific Premier Bank, the lender, through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) established pursuant to the CARES Act. The unsecured loan (the “PPP Loan”) proceeds were in the amount of $1,899,832, matures on April 24, 2022, bears interest at a fixed rate of 1% per annum, and is payable in 17 equal monthly payments of interest only and a final payment of the full principal plus interest for one month. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company used a significant portion of the PPP Loan proceeds for qualifying expenses, but no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Note 7— Share-Based Compensation

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

During the year ended December 31, 2020, pursuant to the 2015 Incentive Plan, we awarded 80,000 shares of restricted stock to the independent members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.10 for a total grant date fair value of $8.0 thousand. We also granted 100,000 shares of restricted stock to an external consultant, which were fully vested at a grant date. The grant date price per share was $0.07 for a total grant date fair value of $7.0 thousand.

During the year ended December 31, 2019, pursuant to the 2015 Incentive Plan, we awarded 34,650 shares of restricted stock to the independent members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.20 for a total grant date fair value of $7.0 thousand. We also granted 20,000 shares of restricted stock to Senior Management, which were fully vested at a grant date. The grant date price per share was $0.18 for a total grant date fair value of $3.6 thousand.

The following table reflects the activity of the restricted shares:

Restricted Stock Activity (in thousands)	Number of shares	Weighted average grant date value
Unvested at December 31, 2018	869	$0.04
Granted	55	0.19
Forfeited	(13)	0.54
Vested	(455)	0.36
Unvested at December 31, 2019	456	$0.25
Granted	180	0.08
Forfeited	(64)	0.28
Vested	(480)	0.20
Unvested at December 31, 2020	92	$0.11

Compensation Expense and Related Valuation Techniques

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee and non-employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Unrecognized compensation expense associated with unvested share-based awards, consisting entirely of unvested restricted stock, was $10 thousand and $21 thousand at December 31, 2020 and 2019, respectively. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Our stock-based compensation expense was $23 thousand and $82 thousand in the years ended December 31, 2020 and 2019, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no related income tax effects in either year.

Note 8—Employee Benefit Plan

We have a 401(k) employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. We provided for a matching contribution of $0.1 million and $0.2 million during the years ended December 31, 2020 and 2019, respectively.

Note 9—Income Taxes

We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of the deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset.

Our sources of income (loss) and income tax provision (benefit) are as follows (in thousands):

	Years ended December 31,
	2020	2019
Income/(loss) from continuing operations before income taxes:
U.S.	$12,367	$4,271
Non-U.S.	7,600	(2,187)
Total income/(loss) from continuing operations before income taxes:	$19,967	$2,084
Provision (benefit) for taxes:
Current:
Federal	$2,037	$143
State	347	38
Non-U.S.	1,156	83
Total current	3,540	264
Deferred:
Federal	126	—
State	5	—
Non-U.S.	287	(190)
Total deferred	418	(190)
Noncurrent
Federal	—	(1,331)
State	—	—
Non-U.S.	—	—
Total noncurrent	—	(1,331)
Total income tax expense (benefit)	$3,958	$(1,257)
Effective income tax rate	19.8%	(60.3)%

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Years ended
	December 31,
	2020	2019
Computed expected federal tax expense	$4,235	$438
Decrease in valuation allowance	(1,098)	(546)
State income net of federal expense	278	242
Non-U.S. income taxed at different rates	234	(62)
Unrecognized tax expense (benefit)	309	(1,331)
Other	—	2
Income tax expense (benefit)	$3,958	$(1,257)

We recorded income tax expense of $3.9 million and income tax benefit of $1.3 million for the years ended December 31, 2020 and 2019, respectively, a $2.7 million increase in income tax expense.

We do not expect to repatriate earnings from its foreign subsidiaries because the cumulative earnings and profits of the foreign subsidiaries as of December 31, 2020 and 2019 are negative. Accordingly, no U.S. federal or state income taxes have been provided thereon.

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$3,648	$5,688
Accrued compensation, bonuses, severance	—	121
Depreciation	(1)	269
Valuation allowance	(3,622)	(4,736)
Total deferred tax assets	$25	$1,342
Deferred tax liabilities:
Deferred course expenses	$(159)	$(1,055)
Depreciation		—
Total deferred tax liabilities	(159)	(1,055)
Net deferred tax (liability) asset	$(134)	$287

We have retained a full valuation allowances of $3.6 million against the deferred tax assets of our Australian, Canadian, U.K., Hong Kong, and South Africa subsidiaries as of December 31, 2020. We have retained full valuation allowances of $4.7 million against the deferred tax assets of our United States, Australian, Canadian, U.K. (excluding Elite Legacy Education UK), Hong Kong, and South Africa subsidiaries as of December 31, 2019. The most significant negative factor that was considered in determining whether a valuation allowance was required is a cumulative recent history of losses in all jurisdictions for the entities mentioned above.

We had zero balance of federal net operating loss carryforwards as of December 31, 2020. As of December 31, 2019, we had approximately $4.8 million of federal net operating loss carryforwards. As of December 31, 2020, and 2019, we had approximately $16.5 million and $19.7 million of foreign net operating loss carryforwards, respectively, and approximately $0.3 million and $8.9 million of state net operating loss carryforwards, respectively. The foreign loss carryforwards begin to expire in 2027 and the state net operating loss carryforwards begin to expire in 2038.

Our federal income tax returns for the years after 2017 are subject to examination by the Internal Revenue Service. Our state tax returns for all years after 2017 or 2016, depending on each state’s jurisdiction, are subject to examination. In addition, our Canadian tax returns and United Kingdom tax returns for all years after 2013 are subject to examination.

The liability pertaining to uncertain tax positions was $0.3 million at December 31, 2020 and 2019. In accordance with GAAP, we recorded expense that increased the total liability pertaining to uncertain tax positions which was more than offset by a decrease in the total liability attributable to foreign currency fluctuations and tax rate adjustments. A significant portion of the liability pertaining to uncertain tax positions is recorded as a reduction of the value of net operating loss carryovers.

We include interest and penalties in the liability for uncertain tax positions. Accrued interest and penalties on uncertain tax positions were approximately $0.04 million at December 31, 2020 and 2019, for each year, and is included in other liabilities in the accompanying Consolidated Balance Sheets. If applicable, we recognize interest and penalties related to uncertain tax positions as tax expense.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	As of December 31,
	2020	2019
Unrecognized tax benefits - January 1	$309	$1,640
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	(1,331)
Unrecognized tax benefits - December 31	$309	$309

The total liability for unrecognized tax benefits at December 31, 2019, is netted against deferred tax assets related to net operating loss carryforwards in the Consolidated Balance Sheets. The total liability for unrecognized tax benefits at December 31, 2020 and 2019, are as follows:

	As of December 31,
	2020	2019
Reduction of net operating loss carryforwards	$—	309
Noncurrent tax liability (reflected in Other long-term liabilities)	309	—
Total liability for unrecognized tax benefits	$309	$309

We do not expect any significant changes to unrecognized tax benefits in the next year. We estimate $0.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate at December 31, 2020 and 2019.

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

Licensing Agreements with the Rich Dad Parties

Through September 30, 2019, our business relied primarily on our license of the Rich Dad brand and related marks and intellectual property. The following transactions summarize our license to use the Rich Dad trademarks, trade names and other business information worldwide (the “Rich Dad Intellectual Property Rights”):

Effective September 1, 2013, we entered into licensing and related agreements with Rich Dad Operating Company, LLC (“RDOC”) (collectively, the “2013 License Agreement”) that replaced the 2010 License Agreement. Compared to the 2010 License Agreement, the 2013 License Agreement broadened the field of permitted use to include real estate investing, business strategies, stock market investment techniques, stock/paper assets, cash management, asset protection, entrepreneurship and other financially-oriented subjects. The 2013 License Agreement also (i) reduced the royalty rate payable to RDOC compared to the 2010 Rich Dad License Agreement; (ii) broadened the Company’s exclusivity rights to include education seminars delivered in any medium; (iii) eliminated the cash collateral requirements and related financial covenants contained in the 2010 License Agreement; (iv) continued our right to pay royalties via a promissory note that is convertible to preferred shares upon the occurrence of a Change in Control (as defined in the 2013 License Agreement); (v) eliminated approximately $1.6 million in debt from our consolidated balance sheet as a result of debt forgiveness provided for in the agreement terminating the 2010 License Agreement; and (vi) converted another approximately $4.6 million in debt to 1,549,882 shares of our Common Stock.

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

On August 16, 2019, we entered into an amendment to the License Agreement that extended the term of the License Agreement through September 30, 2019. On September 16, 2019, we received notice from Rich Dad Operating Company, LLC (“RDOC”), indicating that RDOC did not intend to extend the term of the September 1, 2013, Rich Dad Operating License Agreement (as amended, the “License Agreement”) by and between the Company and RDOC. Therefore, the term of the License Agreement expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the Agreement.

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

Our licensing agreements for use of the Robbie Fowler and Martin Roberts brands were conveyed to Mayflower Alliance Ltd on November 26, 2019 as part of the sale of the business of our Legacy Education Alliance International Ltd subsidiary, which is currently in liquidation.

Note 11—Capital Stock

Share Capital

Our authorized share capital consists of 200,000,000 shares of Common Stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

As of December 31, 2020, 23,279,197 shares of our Common Stock were outstanding. The outstanding shares of our Common Stock are validly issued, fully paid and non-assessable.

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

On February 12,  2021, the Board of Directors of Legacy Education Alliance, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Rights Agreement dated as of February 16, 2017 by and between the Company and Broadridge Corporate Issuer Solutions, Inc., successor to VStock Transfer  LLC (VStock), as Rights Agent (the “Rights Agreement”), to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2023, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

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

Preferred Stock

As of December 31, 2020 and 2019, no shares of our preferred stock were outstanding.

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

Our weighted average unvested restricted stock awards outstanding were 153,612 and 424,531 for the years ended December 31, 2020 and 2019, respectively.

The calculations of basic and diluted EPS are as follows:

	Years Ended December 31, 2020			Years Ended December 31, 2019
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$16,009	23,230		$9,950	23,141
Amounts allocated to unvested restricted shares	(106)	(154)		(183)	(425)
Amounts available to common stockholders	$15,903	23,076	$0.69	$9,767	22,716	$0.43
Diluted:
Amounts allocated to unvested restricted shares	106	154		183	425
Non participating share units		—			—
Amounts reallocated to unvested restricted shares	(107)	—		(186)	—
Amounts available to stockholders and assumed conversions	$15,902	23,230	$0.68	$9,764	23,141	$0.42

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

We did not have any financial assets or liabilities measured and recorded at fair value on our consolidated balance sheets on a recurring basis as of December 31, 2020 and 2019.

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

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2020	2019
North America	70.3%	72.1%
U.K.	3.1%	5.5%
Other foreign markets	26.6%	22.4%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
Segment revenue	2020	2019
	(In thousands)
North America	$24,001	$54,427
U.K.	1,058	4,128
Other foreign markets	9,102	16,941
Total consolidated revenue	$34,161	$75,496

	Years Ended December 31,
	2020	2019
Segment gross profit contribution *	(In thousands)
North America	$15,852	$12,195
U.K.	949	983
Other foreign markets	7,193	2,244
Total consolidated gross profit	$23,994	$15,422

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Years Ended December 31,
	2020	2019
Depreciation and amortization expenses	(In thousands)
North America	$45	$137
U.K.	14	20
Other foreign markets	10	5
Total consolidated depreciation and amortization expenses	$69	$162

	December 31,	December 31,
	2020	2019
Segment identifiable assets	(In thousands)
North America	$3,864	$9,937
U.K.	1,266	2,324
Other foreign markets	1,026	3,286
Total consolidated identifiable assets	$6,156	$15,547

Our long-lived assets in the U.S. were approximately $4.0 thousand  and $1,000.0 thousand for the years ended December 31, 2020 and 2019, respectively. Our international long-lived assets were approximately $0.1 thousand and $400.0 thousand, respectively, for the same periods.

Note 15—Commitments and Contingencies

Licensing agreements.

On January 25, 2018, we entered into a Material Definitive Agreement that resulted in a Second Amendment with RDOC (the “Second Amendment”) that amends certain terms of the 2013 License Agreement and extends the term of the 2013 License Agreement to September 1, 2019. On August 16, 2019, we entered into an amendment to the License Agreement that extended the term of the License Agreement through September 30, 2019. On the Second Agreement expired on September 30, 2019.

Under the terms of the License Agreement, as amended, the Company was granted a worldwide license to use certain intellectual property of RDOC to develop, market, sell, and conduct Rich Dad Education branded educational products and services in real estate investing, business strategies, stock market investment techniques, stock/paper assets, cash management, asset protection, and other financially oriented subjects in any form of communication or media, in exchange for which the Company agreed to pay a monthly royalty to RDOC.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including T&B Seminars, Inc., Rich Dad, Robbie Fowler and Martin Roberts. Total royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2020 and 2019 were $0.0 million and $3.4 million, respectively. Our License Agreement with our Rich Dad brand licensor expired on September 30, 2019. Our licensing agreements for use of the Robbie Fowler and Martin Roberts brands were conveyed on November 26, 2019 to Mayflower Alliance Ltd as part of the sale of the business of our Legacy Education Alliance International Ltd subsidiary, which is currently in liquidation.

Purchase commitments. From time to time, the Company enters into non-cancellable commitments to purchase professional services, Information Technology licenses and support, and training courses in future periods. There were no purchase commitments made by the Company at December 31, 2020 and 2019, respectively.

Custodial and Counterparty Risk. The Company is subject to custodial and other potential forms of counterparty risk in respect of a variety of contractual and operational matters. In the course of ongoing company-wide risk assessment, management monitors the Company arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at December 31, 2020 and 2019 were $1.1 million and $5.0 million, respectively. These balances are included on the Consolidated Balance Sheets in restricted cash in 2020 and 2019.

While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2020 and 2019, we did not have a CDAR balance.

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

Tigrent Group Inc. v. Process America, Inc. (“PA”), Case No 1:12-cv-01314-RLM, filed March 16, 2012 in the U.S. District Court for the Eastern District of New York. In this case we sought the return of the $8.3 million credit card merchant reserve account deposit held by Process America Inc., a so-called “Independent Sales Organization” that places merchants with credit card processors. On November 12, 2012, PA filed for bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (“Bankruptcy Court.”) On December 3, 2012, the Bankruptcy Court obtained jurisdiction of our dispute with PA. On June 21, 2013, the Tigrent Group filed its proof of claim with Bankruptcy Court in the amount of $8.3 million. In July 2019, we received a cash payment from PA in the amount of $0.4 million, as a distribution. This amount was recognized and reported as other income in the consolidated statement of operations and comprehensive income for the year ended December 31, 2019.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its General Counsel and former Chief Executive Officer were  named as defendants to a civil conspiracy count. The suit primarily relates to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit includes claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint in Twentieth Judicial Circuit In and For Lee County, Florida against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holding, Inc. (“Holdings”), and certain shareholders of the Company. The suit includes claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint in Twentieth Judicial Circuit In and For Lee County, Florida against Tigrent, Holdings, and certain shareholders of the Company. The suit includes claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of Unfair and Deceptive Business Practices Act against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s General Counsel and former CEO, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. On September 17, 2020, the Court (i) granted summary judgment in favor of Tigrent and Holdings on TBPI’s claim for conspiracy; (ii) denying TBPI’s motion for summary judgment against Tigrent in which TBPI sought a declaration by the Court that claims against TBPI in in a lawsuit to which neither Tigrent nor Holdings is a party (“Third Party Lawsuit”) were within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement; and (iii) denying TBPI’s motion for summary judgment in which TBPI sought a declaration by the Court that TBPI’s attorney’s fees incurred the Third Party Lawsuit were also within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement. On August 18, 2020, TBPI voluntarily dismissed all shareholder defendants, other than Mr. May and Steven Barre, Tigrent’s former Chief Executive Officer. On January 4, 2021, a Settlement Agreement and Mutual Release was entered into by and between TBPI, M. Barry Strudwick, Carl Weiss and Susan Weiss (the “Strudwick Parties”) and Tigrent Inc., Legacy Education Alliance, Inc., Legacy Education Alliance Holdings, Inc., James E. May, and Steven Barre (Defendants) pursuant to which the Strudwick Parties agreed to dismiss the lawsuit with prejudice against all parties and the Company agreed to pay the aggregate sum of $400,000 payable in one installment of $100,000 on February 18, 2021 and five quarterly installments of $60,000 commencing on May 19, 2021, which the Company has accrued for within accounts payable and other long-term liability for the current and long-term portions, respectively, in the Consolidated Balance Sheet as of December 31, 2020. The parties also exchanged mutual releases as part of the Settlement Agreement. The lawsuit was dismissed by order of the Court on January 12, 2021.

In the Matter of Legacy Education Alliance International, Ltd. On October 28, 2019, an Application for Administration was filed in the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”), whereby four creditors of Legacy Education Alliance, International Ltd (“Legacy UK”), one of our UK subsidiaries, sought an administration order with respect to the business affairs of the subsidiary, the appointment of an administrator, and such other ancillary orders as the applicants may request or as the court deemed appropriate. On November 15, 2019, the creditors obtained an Administration Order from the English Court. Under the terms of the Administration Order, two individuals have been appointed as administrators of Legacy UK and will manage Legacy UK and operate its affairs, business and property under the jurisdiction of the English Court. The administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. On November 19, 2020, the administrators filed notice of their proposal to move from administration to a creditors’ voluntary liquidation and on December 9, 2020, notice was filed with Companies House that Paul Zalkin and Nicholas Simmonds were appointed as liquidators of Legacy UK to commence its winding up. Further details regarding the resolution of claims and liabilities may not be known for several months. Because there are a number of intercompany relationships between the Company and Legacy UK, the financial impact of any future claims in relation to the administration and disposition of Legacy UK, outside of those included in the discontinued operations of Legacy UK (see Note 4 “Discontinued Operations”), is unknown to us at this time, as is the timing and other conditions and effects of the administrative process. On December 8, 2020 we paid $390.6 thousand in cash and transferred our residential properties in the value of $363 thousand as settlement of intercompany debts of two of our subsidiaries, LEAI Property Development UK, Ltd. and LEAI Property Investment UK, Ltd., totaling $924 thousand to Legacy UK (see “Property, equipment and impairment of long-lived assets” in Note 2 “Significant Accounting Policies” and Note 5 “Property and Equipment”).

In the Matter of Elite Legacy Education UK Ltd. On March 18, 2020, a Winding-Up Petition, CR-2020-001958, was filed in the High Court of Justice, Business and Property Courts of England and Wales (the “High Court”) against one of our UK subsidiaries, Elite Legacy Education UK Ltd. (“ELE UK”), by one of its creditors (“Petitioner”) pursuant to which the Petitioner was claiming a debt of £461,459.70 plus late payment interest and statutory compensation was due and owing. The Petitioner sought an order from the High Court to wind up the affairs of ELE UK under the UK Insolvency Act of 1986. ELE UK has disputed the claim of the Petitioner and on June 11, 2020, ELE UK obtained a court order vacating the hearing on the Petition originally set for June 24, 2020. On July 24, 2020, the High Court entered an order finding that there was a genuine dispute on substantial grounds with respect to £392,761.70 of the Petitioner’s claim, and that only £68,698 plus late payment interest and statutory compensation was due and owing. The High Court further restrained the Petitioner from advertising its Winding-Up Petition until August 14, 2020 and, provided ELE UK pays the Petitioner the sums awarded under the High Court’s order, plus late payment interest and statutory compensation on or before August 14, 2020, the Petitioner’s Winding-Up Petition would be dismissed. On August 10, 2020, ELE UK filed its Notice of Appeal in which it sought permission to appeal the High Court’s ruling. On October 23, 2020, the Court denied ELE UK permission to appeal whereupon ELE UK filed an application to renew its application for permission to appeal (“Renewal Application”), which Renewal Application would be heard at a subsequent Oral Hearing on a date not yet determined. On October 27, 2020, ELE UK filed an application with the High Court of Appeal, Royal Courts of Justice (“Court of Appeals”) for a hearing to renew its application for permission to appeal the High Court’s order and a hearing was set for February 11, 2021. On October 30, 2020, the High Court entered a Consent Order restraining Petitioner from advertising its Winding Up Petition until ELE UK’ s Renewal Application is determined at the Oral Hearing or until further order of the Court, whichever is earlier. At a hearing held on December 16, 2020, the High Court issued an order lifting the restraint on advertising the petition for a winding up order and that the matter be listed on January 13, 2021 for winding up and awarding costs to the creditor. However, at a meeting held on January 11, 2021 (“Creditors’ Meeting”), the creditors of Elite Legacy Education UK Ltd (“ELE UK”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), approved a Proposal for a Company Voluntary Arrangement (the “Arrangement”) under the UK Insolvency Act 1986 (the “IA”) and the UK Insolvency Rules 2016 (the “IR”). As a result, the Petitioner’s claims will be administered under the terms of the CVA and, at the request of ELE UK, the hearing on its application to renew its appeal of the High Court’s order was lifted.

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

Lease Position as of December 31, 2020

The table below presents the lease related assets and liabilities recorded on the Consolidated Balance Sheets as of December 31, 2020 and 2019:

		December 31,	December 31,
(in thousands)	Classification on the Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right of use assets	$45	$122
	Total lease assets	$45	$122

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$25	$86
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$20	$27
	Total lease liabilities	$45	$113

Lease cost for the year ended December 31, 2020

The table below presents the lease related costs recorded on the Consolidated Statement of Operation and Comprehensive Income for the years ended December 31, 2020 and 2019:

(in thousands)		Years Ended December 31,
Lease cost	Classification	2020	2019
Operating lease cost	General and administrative expenses	$45	$60
	Total lease cost	$45	$60

Other Information

The table below presents supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$41	$61
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$(31)	$176

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

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases as of December 31, 2020:

	December 31,	December 31,
	2020	2019
Weighted average remaining lease term - operating leases	1.75 years	1.67 years
Weighted average discount rate - operating leases	12.00%	12.00%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2020:

Amounts due in	Operating Leases
(in thousands)
2021	$25
2022	20
2023	—
Total minimum lease payments	45
Less: effect of discounting	—
Present value of future minimum lease payments	45
Less: current obligations under leases	(25)
Long-term lease obligations	$20

There are no lease arrangements where we are the lessor.

Note 17—Subsequent Events

Senior Secured Convertible Debt Agreement

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“Debenture”) to Legacy Tech Partners, LLC (“LTP”) a Delaware limited liability company. The Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). LTP has an obligation to lend the Company an additional $625 thousand under the same terms prior to March 31, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees related to the transaction. The Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted LTP a lien on all assets of such subsidiaries. The use of proceeds from the Debenture will be to extinguish liabilities of the Company and to fund the development of the EdTech (as defined above) business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants.

Bankruptcy or Receivership

At a meeting held on January 11, 2021 (“Creditors’ Meeting”), the creditors of Elite Legacy Education UK Ltd (“ELE UK”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), approved a Proposal for a Company Voluntary Arrangement (the “Arrangement”) under the UK Insolvency Act 1986 (the “IA”) and the UK Insolvency Rules 2016 (the “IR”). Under the terms of the Arrangement, CVR Global LLP has been appointed as Supervisor of ELE UK for the purposes of administering the Arrangement. At the Creditors Meeting, the creditors also approved a modification to the Arrangement whereby any tax refunds due to ELE UK would be paid to the Supervisor and made available for distribution to creditors. The Supervisor will wind down the business of ELE UK and make distributions to ELE UK’s non-student creditors in accordance with the applicable provisions of the IA and the IR, on and subject to the terms and conditions set forth in the Arrangement in satisfaction of the non-student creditors’ respective claims against ELE UK. Student creditors of ELE UK will be provided the opportunity to receive trainings from an independent training provider on and subject to the terms and conditions set forth in the Arrangement in satisfaction of their respective claims against ELE UK. Pursuant to the Arrangement, and at its conclusion, the remaining assets of ELE UK, if any, would be distributed to LEAI. As a result of the CVR, the Winding-Up Petition, CR-2020-001958, filed in the High Court of Justice, Business and Property Courts of England and Wales has been dismissed. At this time, LEAI management is unable to anticipate any distributions that would be received from ELE UK.

On January 27, 2021, Legacy Education Alliance Australia PTY Ltd (“LEA Australia”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), appointed Brent Leigh Morgan and Christopher Stephen Bergin, both of the firm of Rodgers Reidy, 326 William Street, Melbourne VIC 3000 Australia, as Joint and Several Liquidators of LEA Australia, to supervise a Creditors Voluntary Liquidation of LEA Australia. Subject to the approval of the creditors of LEA Australia at a meeting to be held on February 23, 2021 AEDT (February 22, 2021 EST), the Joint Liquidators will wind down the business of LEA Australia and make distributions, if any, to its creditors in accordance with the applicable provisions of the Australian Corporations Act of 2001. The first meeting of creditors of LEA Australia was held on February 24, 2021 (AEDT), at which no resolutions were proposed by the creditors, no nominations for a Committee of Inspection were made, and no alternative liquidator was proposed.

On March 2, 2021, Legacy Education Alliance Holdings, Inc. the sole shareholder of Legacy Education Alliance Hong Kong Ltd (“LEA Hong Kong”), a subsidiary of the Company, adopted a resolution to wind up voluntarily the affairs of LEA Hong Kong and to appoint Cosimo Borrelli and Li Chung Ngai (also known as Anson Li), both of Borrelli Walsh Limited, Level 17, Tower 1, Admiralty Centre, 18 Harcourt Road, Hong Kong as Joint and Several Liquidators of LEA Hong Kong. At a meeting of the creditors of LEA Hong Kong held on March 2, 2021, the creditors similarly approved the voluntary winding up of LEA Hong Kong and the appointment of Cosimo Borrelli and Li Chung Ngai (also known as Anson Li), as Joint and Several Liquidators. The Joint and Several Liquidators will wind up the business of LEA Hong Kong and make distributions, if any, to its creditors in accordance with the applicable provisions of the Companies (Winding Up and Miscellaneous Provisions) Ordinance of Hong Kong.

On March 7, 2021, Tigrent Learning Canada Inc. (“Tigrent Canada”), a wholly owned subsidiary of Legacy Education Alliance, Inc., filed an assignment in bankruptcy under section 49 of the Canada Bankruptcy and Insolvency Act (the “Act”) in the Office of the Superintendent of Bankruptcy Canada, District of Ontario, Division of Toronto, Court No. 31-2718213. Also on March 7, 2021, A. Farber & Partners was appointed trustee of the estate of Tigrent Canada. The trustee will wind down the business of Tigrent Canada and make distributions, if any, to its creditors in accordance with the applicable provisions of the Act. At the First Meeting of Creditors held on March 23, 2021, the creditors of Tigrent Canada approved the appointment of A. Farber & Partners as trustee of the estate of Tigrent Canada.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2020, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of December 31, 2020, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

(c)	Changes in Internal Control over Financial Reporting

There has been no changes in our internal controls over financial reporting during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board of Directors currently consists of three members. The directors are elected at the annual meeting of stockholders to serve until the next annual meeting and until their successors are elected and qualified.

Our Board of Directors oversees and monitors our operations and develops and directs the implementation of our business strategy. In connection with these endeavors, our Board of Directors will rely on information, opinions, reports, books of account or statements, including financial statements and other financial data, that are prepared or presented by one or more of our directors, officers, or employees reasonably believed to be reliable and competent in the matters prepared or presented; legal counsel, public accountants, financial advisers, valuation advisers, investment bankers, or other persons as to matters reasonably believed to be within the preparer’s or presenter’s professional or expert competence; or a committee on which the director or officer relying thereon does not serve, as to matters within the committee’s designated authority and matters on which the committee is reasonably believed to merit confidence, but a director is not entitled to rely on such information, opinions, reports, books of account or statements if the director has knowledge concerning the matter in question that would cause reliance thereon to be unwarranted.

Our Board of Directors operates by majority vote. In the 2020 fiscal year, our Board of Directors held 50 meetings and each director attended more than 75% of such meetings. Any director may call a special meeting of our Board of Directors upon proper notice. In addition, our Board of Directors may take action by unanimous written consent in accordance with our Bylaws.

Set forth in the table below is the name, age and position with the Company of each of our directors. Additional information about each of the directors is provided below the table and in “Security Ownership of Certain Beneficial Owners and Management.” There are no family relationships among our directors and executive officers.

Name	Age	Position
Michel Botbol	61	Chairman of the Board of Directors and Chief Executive Officer
Peter W. Harper	59	Director
Cary W. Sucoff	69	Director

Michel Botbol was appointed to serve as Chairman of our Board of Directors and Chief Executive Officer on March 8, 20201. Prior to joining the company Mr. Botbol served as President of New York at Frosch International Travel, Inc. Prior to joining Frosch, Mr. Botbol was the President and Head of International at Travel and Transport. Travel and Transport acquired Ultramar in 2012, where Mr. Botbol had served in various roles, including COO and CFO. Under Mr. Botbol’s leadership, Ultramar’s revenue increased from under $70 mm to over $800 mm. Prior to Ultramar he held executive positions with the Danone Group in IT, sales, strategic planning and finance. As CFO and VP of customer service of Danone Waters of North America, Mr. Botbol grew sales from $250 mm to $800 mm via both organic and strategic M&A and led all merger and integration efforts. Mr. Botbol received a MS from Ecole Centrale Nantes and an Executive MBA from Insead School of Business.

We believe that Mr. Botbol’s qualifications to serve as a Director include his extensive experience in both domestic and international organizations where he has a proven track record of growing sales and EBITDA, streamlining operations through reengineering, and building highly skilled and motivated teams to deliver strong business results. He is particularly adept at driving revenue and growth with creative strategies, enhanced products and effective relationship building. As the only management representative on our Board of Directors, Mr. Botbol also provides leadership to the Board and its deliberations based on the insight gained from the management of the day-to-day business operation and strategic planning process.

Peter W. Harper was appointed to the Board of Directors and Chairman of the Company’s Audit Committee on December 1, 2015. He has more than 30 years of public, private-equity backed and global company experience in the retail, insurance, electronic manufacturing and consumer products industries. He is currently the Chief Financial Officer at BIC Graphics, an industry leading manufacturer of custom-imprinted products for the promotional products industry. Prior to joining BIC Graphics in April of 2019, Mr. Harper was the CFO for DEI Holdings/Sound United from 2017 to 2019, the President and CFO of Twin-Star International from 2013 to 2016, CFO at Scottsdale Insurance from 2005 to 2012 and Suntron Corporation from 2000 to 2005. Prior to that he had senior finance positions at Iomega Corporation and General Electric. Mr. Harper received a BS from San Jose State University in 1983.

We believe that Mr. Harper’s qualifications to serve as director include his over 30 years of experience of financial management. He also qualifies as an audit committee financial expert which gives him enhanced expertise to assist the Board with its financial oversight function.

Cary W. Sucoff, J.D. has served on our board of directors since July 2015. Mr. Sucoff has over 35 years of legal and securities industry experience. Since 2011, he has owned and operated Equity Source Partners LLC, an advisory and consulting firm. He has participated in the financing of hundreds of public and private companies. In addition to Legacy, Mr. Sucoff currently serves on the board of directors of Contrafect Corp. (CFRX), IMAC Holdings (IMAC), First Wave Technologies, Inc., and Galimedix Therapeutics. Mr. Sucoff also serves as an advisor to Sapience Therapeutics and LB Pharmaceuticals. Mr. Sucoff, a former New York City prosecutor, is the Past President of New England Law/Boston and has been a member of its Board of Trustees for over 30 years. He has been Chairman of the Endowment Committee for over 10 years. Mr. Sucoff received a B.A. from SUNY Binghamton (1974) and a J.D. from New England School of Law (1977) where he was the Managing Editor of the Law Review and graduated Magna Cum Laude. Mr. Sucoff has been a member of the Bar of the State of New York (now retired) since 1978.

We believe Mr. Sucoff’s qualification to serve as a director his extensive experience in the financing of private and public companies. As a principal of a private advisory firm, Mr. Sucoff brings to the Board significant senior leadership, operational and financial expertise. In addition, his service on boards of other companies gives him a deep understanding of the role of the Board of Directors in the Company’s governance and operations, and broad experience in corporate strategy development.

Executive Officers

Set forth in the table below is the name, age and position with the Company of each of our executive officers:

Name	Age	Position
Michel Botbol	61	Chief Executive Officer and Chairman of the Board of Director
Vanessa Guzmán-Clark	40	Vice President and Chief Financial Officer
James E. May	66	General Counsel

See “Directors” for Michel Botbol’s biography.

Vanessa Guzmán-Clark joined the Company as Senior Corporate Controller in January 2019, was promoted to Vice President – Finance in June 2019, and was appointed Chief Financial Officer on October 1, 2019. Her work experience spans over 15 years in the field of accounting and external auditing. She began her career as an accountant for a medium-sized banking services entity. Later, she worked at PricewaterhouseCoopers LLP (PwC) as an external auditor of various multinational and international entities in banking, brokerage, manufacturing, construction, insurance, not-for-profit, retail, and advertising.

After leaving public accounting, Ms. Guzmán-Clark moved on to various Controllership roles in middle-market sized entities.  Over the years, her expertise has grown to include internal control enhancements, modernizing policies and procedures, as well as software applications management and development.  Through her career, Ms. Guzmán-Clark has held various board seats at private and NFP companies; with the most notable being the Financial Executives International’s Orlando Chapter from 2015 through 2018.

Ms. Guzmán-Clark possesses dual CPAs under US GAAP (Florida) and IFRS (Dominican Republic). She also holds dual master’s degrees in Business Administration, and Accounting & Financial Management.  Ms. Guzmán-Clark also has over 10 years of experience as a College-level professor, teaching various courses from basic Accounting to External Audit and graduate-level Accounting.

James E. May was appointed to the Board of Directors of the Company on February 4, 2019 and was appointed Interim CEO in January 2019 and then CEO in June 2019. Mr. May resigned as Director and CEO on March 8, 2021 at which time he was appointed General Counsel. Mr. May previously served as General Counsel of the Company since November 2014 and as Chief Administrative Officer of the Company’s predecessor since September 2009, and as the General Counsel of the Company’s predecessor since May 2009. He joined the Company in June 2007 as Assistant General Counsel. Prior to joining the Company, he held the position of Associate General Counsel with Gateway Computers, where he was, at various times, the chief legal counsel for the Gateway Country Stores retail division and for the Business and Government Sales division, where he managed the Contract Management organization. Prior to that, he was Vice President, Deputy General Counsel with Blockbuster Videos, Inc. in Ft. Lauderdale, Florida and Dallas, Texas where he was the chief legal counsel for domestic store operations. Mr. May has a B.A. degree from American University (1981) and a J.D. degree from Catholic University Law School (1984).

Corporate Governance

Director Nomination Process

The Nominating and Corporate Governance Committee will consider director candidates who have relevant business experience, are accomplished in their respective fields, and who possess the skills and expertise to make a significant contribution to the Board of Directors, the Company and its stockholders. Subject to the requirements of our Bylaws, the Nominating and Corporate Governance Committee will consider nominees for election to the Board of Directors who are recommended by stockholders, provided that a complete description of the nominees’ qualifications, experience and background, together with a statement signed by each nominee in which he or she consents to act as such, accompany the recommendations.

The Board of Directors considers several diversity factors in evaluating director candidates including, without limitation, professional experience, education, race, gender and national origin, but does not assign any particular weight or priority to any particular factor.

In identifying prospective director candidates, the Nominating and Corporate Governance Committee may seek referrals from other members of the Board of Directors, management, stockholders and other sources. The Nominating and Corporate Governance Committee also may, but need not, retain a search firm in order to assist it in identifying candidates to serve as directors of the Company. The Nominating and Corporate Governance Committee utilizes the same criteria for evaluating candidates regardless of the source of the referral. When considering director candidates, the Nominating and Corporate Governance Committee seeks individuals with backgrounds and qualities that, when combined with those of our incumbent directors, provide a blend of skills and experience to further enhance the Board of Director’s effectiveness.

In connection with its annual recommendation of a slate of nominees, the Nominating and Corporate Governance Committee may also assess the contributions of those directors recommended for re-election in the context of the Board of Directors evaluation process and other perceived needs of the Board of Directors.

Board Meetings and Committees

We are not required under the Exchange Act to maintain any committees of our Board of Directors. We have formed certain committees of our board as a matter of preferred corporate practice. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee.    The purpose of the Audit Committee is to assist the Board in fulfilling its responsibility to oversee the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Committee shall also oversee the Company’s systems of internal controls regarding finance, accounting, information technology, legal and regulatory compliance and ethical behavior, the audits of the Company’s financial statements, the qualifications of the accounting firm engaged as the Company’s independent auditor, and the performance of the Company’s independent auditors.

The members of our Audit Committee are Mr. Harper and Mr. Sucoff, with Mr. Harper serving as the Chairman. The Board of Directors has determined that each director serving on the Audit Committee qualifies as “independent” under the NASDAQ listing rules. and Mr. Harper further qualifies as an “audit committee financial expert”, as such term is defined in the applicable rules of the Exchange Act. Our Audit Committee has a written charter available on our website in the “Corporate Governance” section under the “Investors” link at www.legacyeducationalliance.com.

Number of Meetings in fiscal 2020: [6]

Compensation Committee. The purpose of the compensation committee of the Board of Directors of Legacy Education Alliance, Inc. (the “Company”) is to oversee the Company’s compensation and benefits programs; establish, review, revise and interpret the Company’s compensation philosophy, policies and objectives; and evaluate the performance of the Company’s executive officers and set compensation levels for all executive officers, including any performance-based compensation.

The sole member of our Compensation Committee is Mr. Harper. The Board of Directors has determined that Mr. Harper qualifies as “independent” under the NASDAQ listing rules. Our Compensation Committee has a written charter available on our website in the “Corporate Governance” section under the “Investors” link at www.legacyeducationalliance.com.

Number of Meetings in fiscal 2020: [1]

Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee is to provide support for the governance role of the Board in reviewing and making recommendations on the composition of the Board, oversee the evaluation of the Board and management of the Company, periodically assess the functioning of the Board and its committees and make recommendations to the Board regarding corporate governance matters and practices. On at least an annual basis, the Nominating and Corporate Governance Committee reviews overall board of director’s compensation. Any changes made to Board compensation as a result of these reviews requires full Board ratification.

The sole member of our Nominating and Corporate Governance Committee is Mr. Sucoff. The Board of Directors has determined that Mr. Sucoff qualifies as “independent” under the NASDAQ listing rules. Our Nominating and Corporate Governance Committee has a written charter available on our website at www.legacyeducationalliance.com.

Risk Oversight

The Board of Directors takes an active role in risk oversight. The Board of Directors exercises its risk oversight function through the full Board of Directors and each of its committees. The Audit Committee of the Board of Directors takes an active risk oversight role by meeting with the Company’s senior management team on a regular basis and reviewing and approving key risk policies and risk tolerances. The Audit Committee is responsible for ensuring that the Company has in place a process for identifying, prioritizing, managing, and monitoring its critical risks. Furthermore, the Board of Directors, with input from the Audit Committee, regularly evaluates our management infrastructure, including personnel competencies and technologies and communications, to ensure that key risks are being properly evaluated and managed. Finally, the Compensation Committee of the Board of Directors reviews any risks associated with the Company’s compensation practices. In the Compensation Committee’s view, our compensation policies encourage a balanced approach to risk-taking, by structuring compensation packages that includes both long-term vesting equity awards in addition to cash bonuses.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics on November 10, 2014 that applies to our directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics may be found on our website in the “Corporate Governance” section under the “Investors” link at www.legacyeducationalliance.com.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Program

Our executive compensation program is determined and proposed by our Compensation Committee and is approved by our Board of Directors. None of the Named Executive Officers is a member of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our Chief Executive Officer in setting compensation levels for our other executive officers.

Executive Employment Agreements

Anthony C. Humpage Employment Agreement

On September 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Anthony C. Humpage, its Chief Executive Officer, for no specific term. The Employment Agreement provided Mr. Humpage with the following compensation and benefits:

●	Annual base salary of no less than $375,000, subject to periodic review and adjustment by the Board of Directors of the Company (the “Board”) or the Compensation Committee of the Board;

●	Participation in any annual or long-term bonus or incentive plans maintained by the Company for its senior executives;

●	Participation in any stock option, stock ownership, stock incentive or other equity-based compensation plans maintained by the Company for its senior executives; and

●	Participation in all compensation or employee benefit plans or programs, and all benefits or perquisites, for which any member of the Company’s senior management is eligible under any existing or future Company plan or program;

●	Reimbursement of certain specified expenses.

The Employment Agreement further provided that if the Board determined that Mr. Humpage had engaged in gross negligence or willful misconduct in a manner that caused or contributed to the need for a material restatement of the Company’s financial results, and if the performance-based compensation paid under the Employment Agreement would have been lower if based on such restated results, then the Board and the Company could seek recoupment from Mr. Humpage of any portion of such performance-based compensation deemed appropriate.

Mr. Humpage’s employment could be terminated by either party at any time. If Mr. Humpage’s employment was terminated (i) other than for cause or (ii) upon Mr. Humpage’s death, permanent disability, or voluntary resignation, Mr. Humpage would be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that had accrued but was paid as of the date of termination, (ii) a pro rata portion of any annual incentive compensation that Mr. Humpage would have been entitled to receive and, (iii) a separation benefit in an amount equal to twenty-six (26) weeks of base salary payable in biweekly installments. If Mr. Humpage’s employment was terminated other than for cause or his voluntary resignation within 18 months of a “change in control” event, he would be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that had accrued but was paid as of the date of termination, (ii) a pro rata portion of any annual incentive compensation that Mr. Humpage would have been entitled to receive and, (iii) a separation benefit in an amount equal to two years of base salary payable in lump sum. If Mr. Humpage’s employment was terminated other than for cause or his voluntary resignation within 12 months after demand for such termination by Rich Dad Operating Co., LL or any entity affiliated with Robert or Kim Kiyosaki, he would be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination, (ii) a pro rata portion of any annual incentive compensation that Mr. Humpage would have been entitled to receive and, (iii) a separation benefit in an amount equal to two years of base salary payable as follows: twenty-six (26) weeks of base salary payable in lump sum, and the remainder payable in bi-weekly installments. Mr. Humpage’s entitlement to receive any separation benefit described in this paragraph was conditioned on Mr. Humpage executing a general release satisfactory to the Company.

Mr. Humpage resigned as CEO of the Company on January 15, 2019.

On April 18, 2019, the Company and Mr. Humpage, entered into a Separation Agreement (the “Separation Agreement”) in connection with the termination of Mr. Humpage’s employment with the Company, which was effective April 2, 2019 (the “Separation Date”). Pursuant to the Separation Agreement, Mr. Humpage will receive the following severance benefits: (i) cash payment of his weekly base salary through December 31, 2019, subject to acceleration in the event of a change in control; (ii) reimbursement of Mr. Humpage’s COBRA premiums until he becomes eligible for Medicare; and (iii) participation in the Company’s 2019 Annual Incentive Compensation Plan, if any, prorated through the Separation Date. Mr. Humpage’s unvested shares of Company common stock will continue to be governed by the terms of their respecting grant notices and award agreements, including the future vesting of such shares. Further, under the Separation Agreement, Mr. Humpage agreed that his obligations under that certain September 1, 2017, Confidentiality, Non-Compete and Non-Solicitation Agreement will survive the termination of his employment.

James E. May Employment Agreement

On September 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with James E. May, then, Senior Vice President and General Counsel, and now, Chief Executive Officer, for no specific term. The Employment Agreement provides Mr. May with the following compensation and benefits:

●	Annual base salary of no less than $260,000, subject to periodic review and adjustment by the Board of Directors of the Company (the “Board”) or the Compensation Committee of the Board;

●	Participation in any annual or long-term bonus or incentive plans maintained by the Company for its senior executives;

●	Participation in any stock option, stock ownership, stock incentive or other equity-based compensation plans maintained by the Company for its senior executives; and

●	Participation in all compensation or employee benefit plans or programs, and all benefits or perquisites, for which any member of the Company’s senior management is eligible under any existing or future Company plan or program;

The Employment Agreement further provides that if the Board determines that Mr. May has engaged in gross negligence or willful misconduct in a manner that caused or contributed to the need for a material restatement of the Company’s financial results, and if the performance-based compensation paid under the Employment Agreement would have been lower if based on such restated results, then the Board and the Company may seek recoupment from Mr. May of any portion of such performance-based compensation deemed appropriate.

Mr. May’s employment may be terminated by either party at any time. If Mr. May’s employment is terminated (i) other than for cause or (ii) upon Mr. May’s death, permanent disability, or voluntary resignation, Mr. May will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination, (ii) a pro rata portion of any annual incentive compensation that Mr. May would have been entitled to receive and, (iii) a separation benefit in an amount equal to twenty-six (26) weeks of base salary payable in biweekly installments. If Mr. May’s employment is terminated other than for cause or his voluntary resignation within 18 months of a “change in control” event, he will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination and (ii) a separation benefit in an amount equal to one year of base salary payable in lump sum. Mr. May’s entitlement to receive any separation benefit described in this paragraph is conditioned on Mr. May executing a general release satisfactory to the Company.

Under the terms of the Employment Agreement, Mr. May will be subject to certain confidentiality, non-solicitation, and other restrictive covenants described in the Agreement.

On March 8, 2021, in connection with his appointment as General Counsel, Mr. May’s annual base salary was adjusted by the Board to $180,000.

Christian Baeza Employment Agreement

On September 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Christian Baeza, then Chief Financial Officer, for no specific term. The Employment Agreement provided Mr. Baeza with the following compensation and benefits:

●	Annual base salary of no less than $200,000, subject to periodic review and adjustment by the Board of Directors of the Company (the “Board”) or the Compensation Committee of the Board;

●	Participation in any annual or long-term bonus or incentive plans maintained by the Company for its senior executives;

●	Participation in any stock option, stock ownership, stock incentive or other equity-based compensation plans maintained by the Company for its senior executives; and

●	Participation in all compensation or employee benefit plans or programs, and all benefits or perquisites, for which any member of the Company’s senior management is eligible under any existing or future Company plan or program;

The Employment Agreement further provides that if the Board determines that Mr. Baeza has engaged in gross negligence or willful misconduct in a manner that caused or contributed to the need for a material restatement of the Company’s financial results, and if the performance-based compensation paid under the Employment Agreement would have been lower if based on such restated results, then the Board and the Company may seek recoupment from Mr. Baeza of any portion of such performance-based compensation deemed appropriate.

Mr. Baeza’s employment may be terminated by either party at any time. If Mr. Baeza’s employment is terminated (i) other than for cause or (ii) upon Mr. Baeza’s death, permanent disability, or voluntary resignation, Mr. Baeza will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination, (ii) a pro rata portion of any annual incentive compensation that Mr. Baeza would have been entitled to receive and, (iii) a separation benefit in an amount equal to twenty-six (26) weeks of base salary payable in biweekly installments. If Mr. Baeza’s employment is terminated other than for cause or his voluntary resignation within 18 months of a “change in control” event, he will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination and (ii) a separation benefit in an amount equal to one year of base salary payable in lump sum. Mr. Baeza’s entitlement to receive any separation benefit described in this paragraph is conditioned on Mr. Baeza executing a general release satisfactory to the Company.

On June 14, 2019, Legacy Education Alliance, Inc., (the “Company”) and Christian A.J. Baeza, the Company’s former Senior Vice President and Chief Financial Officer, entered into a Separation Agreement (the “Separation Agreement”) in connection with the termination of Mr. Baeza’s employment with the Company, which was effective May 20, 2019 (the “Separation Date”). Pursuant to the Separation Agreement, Mr. Baeza received an amount equal to 26 weeks of his weekly base salary payable on a bi-weekly. Mr. Baeza’s unvested shares of Company common stock will continue to be governed by the terms of their respective grant notices and award agreements, including the future vesting of such shares. Further, under the Separation Agreement, Mr. Baeza agreed that his obligations under that certain September 1, 2017, Confidentiality, Non-Compete and Non-Solicitation Agreement will survive the termination of his employment.

Vanessa Guzmán-Clark Employment Agreement

On March 18, 2020, Legacy Education Alliance, Inc., (the “Company”) entered into an employment agreement (the “Employment Agreement”) with Vanessa Guzmán-Clark, its Chief Financial Officer, for no specific term. The Employment Agreement provides Ms. Guzmán-Clark with the following compensation and benefits:

●	Annual base salary of no less than $126,000, subject to periodic review and adjustment by the Board of Directors of the Company (the “Board”) or the Compensation Committee of the Board;

●	Participation in any annual or long-term bonus or incentive plans maintained by the Company for its senior executives;

●	Participation in any stock option, stock ownership, stock incentive or other equity-based compensation plans maintained by the Company for its senior executives; and

●	Participation in all compensation or employee benefit plans or programs, and all benefits or perquisites, for which any member of the Company’s senior management is eligible under any existing or future Company plan or program.

The Employment Agreement further provides that if the Board determines that Ms. Guzmán-Clark has engaged in gross negligence or willful misconduct in a manner that caused or contributed to the need for a material restatement of the Company’s financial results, and if the performance-based compensation paid under the Employment Agreement would have been lower if based on such restated results, then the Board and the Company may seek recoupment from Ms. Guzmán-Clark of any portion of such performance-based compensation deemed appropriate.

Ms. Guzmán-Clark’s employment may be terminated by either party at any time. If Ms. Guzmán-Clark’s employment is terminated (i) other than for cause or (ii) upon Ms. Guzmán-Clark’s death, permanent disability, or voluntary resignation, Ms. Guzmán-Clark will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination, (ii) a pro rata portion of any annual incentive compensation that Ms. Guzmán-Clark would have been entitled to receive and, (iii) a separation benefit in an amount equal to twenty-six (26) weeks of base salary payable in biweekly installments. If Ms. Guzmán-Clark’s employment is terminated other than for cause or her voluntary resignation within 18 months of a “change in control” event, he will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination and (ii) a separation benefit in an amount equal to one year of base salary payable in lump sum. Ms. Guzmán-Clark’s entitlement to receive any separation benefit described in this paragraph is conditioned on Ms. Guzmán-Clark executing a general release satisfactory to the Company.

Under the terms of the Employment Agreement, Ms. Guzmán-Clark will be subject to certain confidentiality, non-solicitation, and other restrictive covenants described in the Agreement.

On March 8, 2021, Ms. Guzmán-Clark annual base salary was adjusted by the Board to $180,000.

Michel Botbol Employment Agreement.

On March 9, 2021, the Company entered into an employment agreement (the “Employment Agreement”) with Michel Botbol, its Chief Executive Officer, for no specific term. The Employment Agreement provides Mr. Botbol with the following compensation and benefits:

●	Annual base salary of no less than $200,000, which will increase to $260,000 upon the earlier to occur of the Spin Off (as defined below) or September 1, 2021, subject to periodic review and adjustment by the Board or the Compensation Committee of the Board;

●	Participation in any annual or long-term bonus or incentive plans maintained by the Company for its senior executives;

●	Participation in any stock option, stock ownership, stock incentive or other equity-based compensation plans maintained by the Company for its senior executives; and

●	Participation in all compensation or employee benefit plans or programs, and all benefits or perquisites, for which any member of the Company’s senior management is eligible under any existing or future Company plan or program;

The Employment Agreement further provides that if the Board determines that Mr. Botbol has engaged in gross negligence or willful misconduct in a manner that caused or contributed to the need for a material restatement of the Company’s financial results, and if the performance-based compensation paid under the Employment Agreement would have been lower if based on such restated results, then the Board and the Company may seek recoupment from Mr. Botbol of any portion of such performance-based compensation deemed appropriate.

Mr. Botbol’s employment may be terminated by either party at any time. If Mr. Botbol’s employment is terminated (i) other than for cause or (ii) upon Mr. Botbol’s death, permanent disability, or voluntary resignation, Mr. Botbol will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination, (ii) a pro rata portion of any annual incentive compensation that Mr. Botbol would have been entitled to receive and, (iii) a separation benefit in an amount equal to twenty-six (26) weeks of base salary payable in biweekly installments. If Mr. Botbol’s employment is terminated other than for cause or due to his voluntary resignation within 18 months of a “change in control” event, he will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination, (ii) a separation benefit in an amount equal to one year of base salary payable in lump sum. Mr. Botbol’s entitlement to receive any separation benefit described in this paragraph is conditioned on Mr. Botbol executing a general release satisfactory to the Company.

Under the terms of the Employment Agreement, Mr. Botbol will be subject to certain confidentiality, non-solicitation, and other restrictive covenants described in the Agreement.

The preceding description of the Employment Agreement is a summary of its material terms, does not purport to be complete, and is qualified in its entirety by reference to the Employment Agreement, a copy of which is being filed as Exhibits 10.41 to this Current Report on Form 8-K and is incorporated herein by reference.

Executive Compensation Program Objectives and Overview

The Compensation Committee conducts an annual review of our executive compensation programs to ensure that:

●	The program is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability; and

●	The program adequately rewards performance which is tied to creating stockholder value.

Our current executive compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary; (2) annual incentive bonuses; and (3) grants of stock options and restricted stock.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Base salaries, perquisites and personal benefits, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives. We believe that in order to attract and retain top executives, we need to provide them with compensation levels that reward their continued productive service. Annual incentive bonuses are primarily intended to motivate our executive officers to achieve specific strategies and operating objectives, although we believe they also help us to attract and retain top executives. We may also provide discretionary bonuses to our executives to incentivize or reward for them for performance resulting in significant benefit to the Company or its stockholders. Our long-term equity incentives are primarily intended to align executive officers’ long-term interests with stockholders’ long- term interests, although we believe they also play a role in helping us to attract and retain top executives. Annual bonuses and stock option or restricted stock grants are the elements of our executive compensation program designed to reward performance and thus the creation of stockholder value.

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

Role of Compensation Committee and Executive Officers in Compensation Decisions

The role of our Compensation Committee is to oversee our compensation programs and retirement plans and policies and review and approve all compensation decisions relating to the Company’s Named Executive Officers, including our Chief Executive Officer. Our Compensation Committee reviews, and in consultation with the entire Board of Directors and our Chief Executive Officer (other than with respect to his own compensation), makes all compensation decisions for the Named Executive Officers. The Compensation Committee reviews and recommends the annual compensation package of our Chief Executive Officer, the adoption of which requires the approval of the independent members of the Board of Directors.

Our Compensation Committee intends to meet with our Chief Executive Officer at least annually to review the performance of the other executive officers, receive the recommendations of the Chief Executive Officer on the executive officers’ compensation and approve their annual compensation packages. This meeting is intended to include a review by the Chief Executive Officer of the performance of each Named Executive Officer who reports directly to our Chief Executive Officer.

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

Specifically, the Bonus Plan provides for target bonuses as a percent of each participant’s yearly salary. The target bonuses for our executive officers are as follows:

Chief Executive Officer — 50%

Senior Executive Officers — 50%

Vice Presidents and key employees — 20% to 50%, as specified.

Junior employees may participate in the plan as designated.

Payouts under the Bonus Plan are subject to the approval of the Compensation Committee following the finalization of our annual financial results and are based upon the following metrics: (i) Total Annual Cash Sales, (ii) Overall Adjusted EBITDA, (iii) increase in Adjusted EBITDA and (iv) achievement of the participant’s individual goals.

Equity Incentive Compensation

The Company’s 2015 Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. We believe that long-term incentive compensation programs align the interests of management, employees and the stockholders to create long-term stockholder value. We believe that equity based incentive compensation plans, such as the Incentive Plan, increase our ability to achieve this objective, and, by allowing for several different forms of long-term equity based incentive awards, help us to recruit, reward, motivate and retain talented employees and other service providers. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015.

Discretionary Performance Bonuses

In addition to compensation available under the Bonus Plan, which are intended to compensate executives based upon specific measures of our financial performance and achievement of each participant’s agreed upon annual goals, we may also provide, on a case by case basis, discretionary transaction bonuses to executives who have accomplished goals or results of significant benefit to the Company or its stockholders not included in the Bonus Plan. Payment of such Discretionary Performance Bonuses are subject the approval of the Compensation Committee and ratification by the full Board.

Deferred Compensation Plans

We do not have a deferred compensation plan.

Retirement Benefits

We have a 401(k)-employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. The Company made matching contributions in 2020.

Medical, Dental, Life Insurance and Disability Coverage

We provide other benefits such as medical, dental and life insurance, and disability coverage to each Named Executive Officer in benefits plans that are also provided to all eligible U.S. based salaried employees. Eligible employees can purchase additional life, dependent life and accidental death and dismemberment coverage as part of their employee benefits package.

Deductibility of Executive Compensation

The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for tax years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1.0 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. Due to the ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, including the uncertain scope of the transition relief under the legislation, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) in fact will.

For 2020, the annual salary paid to any of our Named Executive Officers did not exceed $1.0 million. Restricted stock granted under the terms of long-term incentives are exempt as performance-based compensation for purposes of calculating the $1.0 million limit. To maintain flexibility in compensating the Named Executive Officers in a manner designed to promote varying corporate goals, the Compensation Committee reserves the right to recommend and award compensation that is not deductible under Section 162(m).

Executive Compensation Tables

The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executive Officers during the two fiscal years ended December 31, 2020 and 2019:

Summary Executive Compensation Table
For the Years Ended December 31, 2020(1) and 2019

				Stock
Name and Principal Position	Year	Salary(1) ($)	Bonus(1) ($)	Awards(2)(3) ($)	Other(4) ($)	Total ($)
James E. May	2020	188,792	—	—	17,904	206,696
General Counsel (since 03/08/2021) Chief Executive Officer (06/07/2019 - 03/08/2021) Interim Chief Executive Office (01/15/2019 - 06/07/2019)	2019	289,787	—	6,148	25,813	321,748

Vanessa Guzmán-Clark	2020	145,384	—	—	15,277	160,661
Vice President and Chief Financial Officer (since 10/01/2019) Senior Corporate Controller (01/28/2019 - 10/01/2019)	2019	138,539	—	3,600	16,811	158,950

Anthony C. Humpage (through 01/15/2019)	2020(5)	17,308	—	—	8,440	25,748
Chief Executive Officer and Director	2019	378,451	—	22,588	28,956	429,995

Iain Edwards(6) (through 11/26/2019)
Co-President	2019	164,840	—	6,148	17,308	188,296

Martin Foster(6) (through 11/26/2019)
Co-President	2019	179,284	—	6,148	18,825	204,257

(1)	Due to the financial conditions of the company during each of the years presented above, and the impact of COVID-19 on the business, no bonuses were either accrued or paid to executive management. Commencing with the second quarter of 2020, executive management self-imposed a voluntary reduction of its salary for the year ended December 31, 2020.
(2)	The Company’s 2015 Equity Plan (the “2015 Incentive Plan”) was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015. The financial activity pertaining to our employees and directors under the 2015 Incentive Plan is reflected in our consolidated financial statements presented herein.
(3)	Stock awards are valued based on the closing price per share on the grant date.
(4)	Includes 401(k) match, employer portion of employee’s health, vision, dental and life insurance benefits paid by the Company as part of the Company’s Employee Benefits Programs.
(5)	Wages paid during 2020 pertain to Separation Agreement. See “Executives Employment Agreements”.
(6)	Salary and Bonus were paid in GBP, the USD values are based on an average conversion rate for the year ended December 31, 2019.

As of December 31, 2020, there were no outstanding option awards for any of our Named Executive Officers.

Potential Payments Upon Termination or Change in Control

The employment agreement with our Chief Executive Officer provides for payments upon termination without “cause”, as defined in the agreement, of six months base salary. Upon termination of the CEO’s employment without Cause within 18 months following a Change in Control (as such terms are defined in the agreement,) the CEO shall receive amounts earned by him but not yet paid as of the termination date, and one year of base salary.

The employment agreement with our Chief Financial Officer provides for payments upon termination without “cause”, as defined in the agreement, of six months base salary. Upon termination of the CEO’s employment without Cause within 18 months following a Change in Control (as such terms are defined in the agreement,) the CFO shall receive amounts earned by her but not yet paid as of the termination date, and one year of base salary.

The employment agreement with our General Counsel provides for payments upon termination without “cause”, as defined in the agreement, of six months base salary. Upon termination of the General Counsel’s employment without Cause within 18 months following a Change in Control (as such terms are defined in the agreement,) the General Counsel shall receive amounts earned by him but not yet paid as of the termination date, and one year of base salary.

Our Named Executive Officers have also signed confidentiality and non-competition agreement that applies for certain time periods following the employee’s termination of employment for any reason. The non-competition time period after termination of employment is generally one to two years.

DIRECTOR COMPENSATION

On at least an annual basis, the Nominating and Corporate Governance Committee reviews overall board of director’s compensation. Any changes made to Board compensation as a result of these reviews requires full Board ratification. We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required of members of the Board.

Our employee directors do not receive any additional compensation for serving on the Board. During 2020, our only employee director was James E. May.

In addition to receiving quarterly retainers, directors have been generally eligible to receive sign-on and annual equity awards through stock or options. We have adopted an equity incentive plan that was approved by the stockholders at our annual meeting of stockholders on July 16, 2015 for equity-based incentives under the Company’s 2015 Equity Plan (the “2015 Incentive Plan”).

Total compensation attributable to each non-employee director during 2020, which excludes reimbursable expenses, was as follows:

Name	Fees earned or paid in cash ($)	Stock awards(1)(2) ($)	Total ($)
Anthony C. Humpage	22,500	—	22,500
Peter Harper	60,125	4,662	64,787
Cary W. Sucoff	60,125	4,662	64,787

(1)	Each non-employee director has been granted restricted shares of common stock at varying times, half of which vest each year over a period of two years from the grant date.
(2)	Stock awards are valued based on the closing price per share on the grant date.

Compensation Committee Report

We, the members of the Compensation Committee, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10 for the year ended December 31, 2020.

The Compensation Committee

Peter W. Harper, Chair

Cary W. Sucoff

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

The following table sets forth the beneficial common stock ownership as of April 9, 2021 (i) of each person or entity known by us to be the beneficial owner of five percent or more of our common stock, (ii) by each of our directors, Named Executive Officers and nominee for director and (iii) by all directors and executive officers as a group.

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

Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights. This table is based upon information supplied to us by our Named Executive Officers, directors and principal stockholders and/or contained in reports filed by these persons with the SEC.

Name	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(1)
James E. May	566,769	2.43%
Cary W. Sucoff(2)	555,250	2.39%
Peter W. Harper(2)	346,717	1.49%
Vanessa Guzmán-Clark	20,000	*
All directors and executive officers as a group	1,488,736	6.40%
Other owners of more than 5% of outstanding Common Stock
Anthony C. Humpage(3)	3,969,312	17.05%
Pemberton Holdings, LLC(3)	2,842,819	12.21%
Day One, LLC(4)	2,411,368	10.36%
Ingrid Whitney(5)	2,279,799	9.79%
David S. Nagelberg(6)	2,269,254	9.75%
Ibex Microcap Fund, LLLP(7)	1,344,427	5.78%
Ibex Investors, LLC(7)	1,344,427	5.78%
Ibex Investment Holdings, LLC(7)	1,344,427	5.78%
Justin B. Borus(7)	1,351,234	5.80%
International Securities 3, LLC(5)	397,310	1.71%
McDowell Sonoran, LLC(3)	196,000	*

*	Less than 1%
(1)	Based on 23,279,197 shares of Common Stock issued and outstanding as of March 31, 2021.
(2)	Includes awards of restricted common shares for independent director services held in escrow one half of which vest each year over a period of two years from the grant date but which may be voted in the interim.”
(3)	The shares of Pemberton Holdings, LLC and McDowell Sonoran LLC are beneficially owned by Anthony C. Humpage. The address of Pemberton Holdings LLC and McDowell Sonoran LLC is 3225 McLeod Drive, Suite 100, Las Vegas, NV 89121.
(4)	Based on information available from the Company’s Record Shareholder list as of April 9, 2021. Upon information and belief, the shares of Day One, LLC and International Securities 3, LLC are beneficially owned by Russell A. Whitney. The address of Day One LLC and International Securities 3 LLC is 4818 Coronado Parkway, Cape Coral, FL 33904.
(5)	Upon information and belief based on information available from the Company’s Record Shareholder list as of April 9, 2021. The address of Ingrid Whitney is 232 Bayshore Dr, Cape Coral, FL 33904.
(6)	The address of David Nagelberg is c/o Thompson Hine LLP, 335 Madison Avenue, 12th Floor, New York, New York, 10017.
(7)	Based on the Schedule 13G jointly filed by Justin B. Boris, Ibex Investors LLC, Ibex Microcap Fund LLLP and Ibex Investment Holdings LLC on 1/15/2021. The address of each reporting person is c/o Ibex Investors LLC, 260 N. Josephine, Suite 300, Denver, Colorado 80206.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy

Our Board has adopted a written policy for the review and the approval or ratification of any related person transaction. Under the policy, a “related person” is any (1) director, nominee for director or executive officer of the Company and any Immediate Family Member of such person, and (2) any holder of 5% or more of any class of outstanding equity securities of the Company and any Immediate Family Member such person. The policy defines an “Interested Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may reasonably be expected to exceed $120,000 in any calendar year, (2) the Company or its subsidiaries or affiliates is a participant, and (3) any Related Person has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

The policy requires the Audit Committee to review the material facts of all Interested Transactions that require the Committee’s approval and either approve or disapprove of the entry into the Interested Transaction, subject to certain exceptions described in the Policy.

Since January 1, 2020, there have been no transactions between the Company and its executive officers, directors, nominees, principal stockholders and other related parties involving amounts in excess of $120,000. There are currently no proposed transactions of the type mentioned in the preceding sentence.

Director Independence

The Board of Directors has determined that, during 2020, each of our directors, except James E. May, our former Chief Executive Officer, and Anthony Humpage our former Chairman of the Board, qualified as an “independent director”. Currently, our independent directors are Peter W. Harper and Cary W. Sucoff. Because our Common Stock is not currently listed on a national securities exchange, we have used the definition of independence of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an independent director is a person other than an officer or employee of the Company or any other individual having a relationship with the Company that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be independent if:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of our Board of Directors has appointed MaloneBailey LLP (“MaloneBailey”) as our independent registered public accounting firm for our fiscal year ended December 31, 2020. Services provided to Legacy Education Alliance, Inc. by MaloneBailey for fiscal year 2020 are described under “Fees to Independent Registered Public Accounting Firm for Fiscal Years 2020” below.

	Years ended
	December 31,
	2020	2019
	(in thousands)
Audit fees – MaloneBailey LLP (1)	$140	$273
Audit fees – Crowe Horwath LLP	—	51
Tax fees – Baker Tilly LLP (2)	214	37
Tax fees – Hacker Johnson & Smith PA (1)	30	—
Tax fees – Crowe Horwath LLP (2)	1	47
Total fees	$385	$408

(1)	Audit fees includes approximately $110 thousand of accrued audit fees pertaining to our 2020 fiscal year audit to be billed in 2021 by MaloneBailey LLP. Tax fees includes approximately $23 thousand of tax related fees pertaining to our 2020 fiscal year to be billed in 2020 by Baker Tilly LLP.
(2)	Tax fees include fees related to GST or VAT audits in various international markets.

Audit Fees

This category includes the review of three interim quarterly financial statements and the audit of Legacy Education Alliance, Inc.’s annual financial statements, for the twelve-month periods ended December 31, 2020. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control matters.

Tax Fees

This category consists of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, return preparation, tax audits and customs and duties.

Audit Committee Report

The Audit Committee operates under a written charter adopted by the Board. The Audit Committee Charter is available on our website at the “Governance Docs” link under the “Corporate Governance” link under the “Investors” tab at www.legacyeducationalliance.com. The purpose of the Audit Committee is to assist the Board in fulfilling its responsibility to oversee the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Committee also oversees the Company’s systems of internal controls regarding finance, accounting, information technology, legal and regulatory compliance and ethical behavior, the audits of the Company’s financial statements, the qualifications of the accounting firm engaged as the Company’s independent auditor, and the performance of the Company’s independent auditors. The Audit Committee has the sole authority and responsibility to appoint, compensate, evaluate and, when appropriate, replace the Company’s independent auditor. In making such determinations, the Audit Committee considers, among other things, the recommendations of management of the Company. The Board has determined that all of the Audit Committee’s members are independent under the applicable independence standards of the Exchange Act.

The Audit Committee serves in an oversight capacity and is not part of the Company’s managerial or operational decision-making process. Management is responsible for the financial reporting process, including the system of internal controls, and the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. The Company’s independent auditor, MaloneBailey, LLP, is responsible for auditing those financial statements and expressing an opinion as to their conformity with accounting principles generally accepted in the United States and expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. The Audit Committee’s responsibility is to oversee the financial reporting process and the Company’s internal control over financial reporting. The Audit Committee relies, without independent verification, on the information provided to it and on the representations made by management, the internal auditor and the independent auditor.

The Audit Committee held six meetings during 2020 and met in 2021 to discuss the Company’s financial statements for the year ended December 31, 2020. With respect to the year ended December 31, 2020, the Audit Committee, among other things:

●	reviewed and discussed the Company’s quarterly and fiscal year earnings releases;

●	reviewed and discussed (i) the quarterly unaudited consolidated financial statements and related notes and (ii) the audited consolidated financial statements and related notes for the year ended December 31, 2020 with management and MaloneBailey, LLP;

●	reviewed and discussed the annual plan and scope of work of the internal auditor and summaries of significant reports to management by the internal auditor;

●	met with MaloneBailey, LLP, the internal auditor, and Company management in executive sessions;

●	reviewed and discussed certain critical accounting policies; and

●	reviewed business and financial market conditions, including an assessment of risks posed to the Company’s operations and financial condition.

The Audit Committee discussed with MaloneBailey, LLP matters that independent registered public accounting firms must discuss with audit committees under generally accepted auditing standards and standards of the Public Company Accounting Oversight Board, including, among other things, matters related to the conduct of the audit of the Company’s consolidated financial statements and the matters required to be discussed by Public Company Accounting Oversight Board AU 380 (Communications with Audit Committees). These reviews included discussions with management and the independent auditor of the quality (not merely the acceptability) of the Company’s accounting principles, the reasonableness of significant estimates and judgments, and the disclosures in the Company’s consolidated financial statements, including the disclosures relating to critical accounting policies.

MaloneBailey, LLP also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding its communications with the Audit Committee concerning independence, and represented that it is independent from the Company. The Audit Committee discussed with MaloneBailey, LLP their independence from the Company and considered if services they provided to the Company beyond those rendered in connection with their audit of the Company’s consolidated financial statements, and reviews of the Company’s interim condensed consolidated financial statements included in its Quarterly Reports on Form 10-Q compromise independence.

During 2020, the Audit Committee received regular updates on the amount of fees and scope of audit and audit-related services provided. In addition, the Audit Committee reviewed and approved audit and non-audit services provided by MaloneBailey, LLP pursuant to the preapproval policies and procedures set forth in the Audit Committee Charter related to the provision of audit and non-audit services by the independent auditors.

Based on the Audit Committee’s review and these meetings, discussions and reports discussed above, and subject to the limitations on our role and responsibilities referred to above and in the Audit Committee charter, the Audit Committee recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Audit Committee

Peter W. Harper, Chair

Cary W. Sucoff

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
2.1	Agreement and Plan of Merger, dated as of November 10, 2014, by and among Priced In Corp., Priced in Corp. Subsidiary, Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
2.2	Elite Legacy Education UK LTD, Proposal for Company Voluntary Arrangement	Incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed with the SEC on January 15, 2021.
3.1	Second Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.2	Certificate of Designation of Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
3.3	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
3.4	Amendment to Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
3.5	Amendment to Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018.
4.1	Rights Agreement dated as of February 16, 2017, between Legacy Education Alliance, Inc. and VStock Transfer, LLC, which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.
4.2	Amendment to Rights Agreement dated as of November 12, 2018, between Legacy Education Alliance, Inc. and VStock Transfer, LLC	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on November 16, 2018.
4.3	Amendment to Rights Agreement dated as of February 11, 2021, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 12, 2021.
4.4	Assumption Agreement dated November 25, 2019, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.2 in the Company’s Form 10-K filed with the SEC on April 15, 2019.
4.5	Description of Registered Securities	Incorporated by reference to the Company’s Form S-1/A filed with the SEC on March 25, 2013.
10.1	Bill of Sale, Assignment and Assumption Agreement dated as of September 10, 2014, by and between Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.2	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.
10.3	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and James E. May.	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 6, 2017.
10.4	Employment Agreement, dated March 18, 2020, by and between Legacy Education Alliance, Inc., and Vanessa Guzmán-Clark.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 20, 2020.
10.5	Royalty Payment Agreement dated March 15, 2013 (1)	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.6	License Agreement with Rich Dad Operating Company, LLC, dated September 1, 2013 (1)	Incorporated by reference to Exhibit 10.6 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.7	Settlement and Amendment to the 2013 License Agreement, dated April 22, 2014 (1)	Incorporated by reference to Exhibit 10.7 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.
10.8	Second Amendment to Rich Dad Operating Company, LLC License Agreement, dated January 25, 2018. (1)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 29, 2018.
10.9	Mutual Waiver and Release of Claims, dated January 25, 2018.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on January 29, 2018.
10.10	Talent Endorsement Agreement with Robbie Fowler, dated January 1, 2015	Incorporated by reference to Exhibit 10.9 in the Company’s Form 10 filed with the SEC on May 12, 2017.
10.11	Talent Endorsement Agreement with Martin Roberts, dated April 20, 2017.	Incorporated by reference to Exhibit 10.10 in the Company’s Form 10 filed with the SEC on May 12, 2017.

Exhibit No.	Title	Method of filing
10.12	2015 Incentive Plan	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Stockholders filed with the SEC on June 16, 2015.
10.13	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2015.
10.14	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 17, 2015.
10.15 +	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (2015 Incentive Plan)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 22, 2015.
	Settlement Agreement and Release dated October 31, 2017 among Elite Legacy Education, Inc.; Rich Dad Education, LLC; and Tigrent Enterprises, Inc. and the other parties thereto.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 1, 2017.
10.16	December 23, 2019 Real Estate Education Training Program Development Agreement by and between Legacy Education Alliance Holdings, Inc., and T&B Seminars, Inc.	Incorporated by reference to the Company's Form 10-K filed with the SEC on March 30, 2020.
10.17	Bankruptcy or Receivership of Legacy UK	Incorporated by reference to the Company's Form 10-K filed with the SEC on March 30, 2020.
10.18	Commercial Contract dated July 24, 2020, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 10-Q filed with the SEC on August 14, 2020.
10.19	First Amendment to Commercial Contract dated August 20, 2020, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-k filed with the SEC on August 20, 2020.
10.20	Second Amendment to Commercial Contract dated September 24, 2020, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 29, 2020.
10.21	Promissory Note and Mortgage, Assignment of Rents and Security Agreement, dated August 6, 2020, by and between 1612 E. Cape Coral Parkway Holding Co., LLC and Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 10-Q filed with the SEC on August 14, 2020.
10.22	Senior Secured Convertible Debenture Agreement dated March 8, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 12, 2021.
10.23	Form of Guaranty	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on March 12, 2021.
10.24	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on March 12, 2021.
10.25	Employment Agreement dated March 9, 2021, between Legacy Education Alliance, Inc., and Michel Botbol	Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on March 12, 2021.
10.26	Non-Binding Term Sheet, dated February 11, 2021	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on March 12, 2021.
14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 in the Company’s Form 10-K filed with the SEC on March 28, 2016.
21.1	List of Subsidiaries	Filed herewith.
31.1	Section 302 Certification by the Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification by the Executive Vice President and Chief Financial Officer	Filed herewith.
32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+	Executive management contract or compensatory plan or arrangement.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(2)	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

	By:	/s/ MICHEL BOTBOL
Dated: April 9, 2021		Michel Botbol Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHEL BOTBOL	Chairman of the Board and Chief Executive Officer	April 9, 2021
Michel Botbol

/s/ VANESSA GUZMÁN-CLARK	Chief Financial Officer	April 9, 2021
Vanessa Guzmán-Clark

/s/ CARY W. SUCOFF	Director	April 9, 2021
Cary W. Sucoff

/s/ PETER W. HARPER	Director	April 9, 2021
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