Form 10-Q
period 2021-03-31
Legacy Education Alliance, Inc.
filed 2021-05-17
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of May 17, 2021: 32,964,197.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties, including, but not limited to our licensors; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; the effects of the COVID-19 coronavirus pandemic on the global and national economies and on our business operations; and the estimates and matters described under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate. In addition, to the extent any inconsistency or conflict exists between the information included in this report and the information included in our prior reports and other filings with the SEC, the information contained in this report updates and supersedes such information.

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

This Form 10-Q includes financial statements and related notes that present the consolidated financial position, results of operations, comprehensive income, and cash flows of Legacy and its subsidiaries.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,159	$1,500
Restricted cash	630	1,180
Deferred course expenses	752	1,167
Prepaid expenses and other current assets	1,204	1,578
Inventory	10	10
Discontinued operations - current assets	—	820
Total current assets	3,755	6,255
Property and equipment, net	1	4
Right-of-use assets	39	45
Other assets	6	6
Discontinued operations - other assets	34	34
Total assets	$3,835	$6,344
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,299	$1,762
Royalties payable	110	113
Accrued course expenses	278	277
Accrued salaries, wages and benefits	115	73
Operating lease liability, current portion	26	25
Other accrued expenses	5,155	3,888
Convertible note – related party, net of debt discount of $375 and $0	—	—
Deferred revenue	7,612	10,382
Discontinued operations - current liabilities	10,092	11,286
Total current liabilities	24,687	27,806
Long-term debt, net of current portion	1,900	1,900
Deferred tax liability, net	80	134
Other long-term liabilities	60	120
Operating lease liability, net of current portion	13	20
Total liabilities	26,740	29,980
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 23,279,197 and 23,279,197 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	11,939	11,564
Cumulative foreign currency translation adjustment	519	416
Accumulated deficit	(35,365)	(35,618)
Total stockholders’ deficit	(22,905)	(23,636)
Total liabilities and stockholders’ deficit	$3,835	$6,344

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$2,620	$8,360
Operating costs and expenses:
Direct course expenses	434	2,689
Advertising and sales expenses	58	1,742
Royalty expenses	—	56
General and administrative expenses	998	1,455
Total operating costs and expenses	1,490	5,942
Income from operations	1,130	2,418
Other income (expense):
Interest expense, net	—	(83)
Other (expense) income, net	(2)	25
Total other expense, net	(2)	(58)
Income from continuing operations before income taxes	1,128	2,360
Income tax (expense) benefit	(1,046)	127
Net income from continuing operations	82	2,487
Net income from discontinued operations	171	546
Net income	$253	$3,033

Basic earnings per common share - continuing operations	$0.00	$0.11
Basic earnings per common share - discontinued operations	$0.01	$0.02
Basic earnings per common share	$0.01	$0.13

Diluted earnings per common share - continuing operations	$0.00	$0.11
Diluted earnings per common share - discontinued operations	$0.01	0.02
Diluted earnings per common share	$0.01	$0.13

Basic weighted average common shares outstanding	23,187	22,985
Diluted weighted average common shares outstanding	25,029	23,163

Comprehensive income:
Net income	$253	$3,033
Foreign currency translation adjustments, net of tax of $0	103	1,910
Total comprehensive income	$356	$4,943

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2019	23,163	$2	$11,552	$710	$(51,627)	$(39,363)
Share-based compensation expense	—	—	6	—	—	6
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,910	—	1,910
Net Income	—	—	—	—	3,033	3,033
Balance at March 31, 2020	23,163	$2	$11,558	$2,620	$(48,594)	$(34,414)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)
Beneficial conversion feature for senior secured convertible debenture – related party	—	—	375	—	—	375
Foreign currency translation adjustment, net of tax of $0	—	—	—	103	—	103
Net Income	—	—	—	—	253	253
Balance at March 31, 2021	23,279	$2	$11,939	$519	$(35,365)	$(22,905)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$253	$3,033
Less net income from discontinued operations	171	546
Net income from continuing operations	$82	$2,487
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3	18
Non-cash lease expense	6	7
Gain on the sale of fixed assets and investment property	—	(33)
Share-based compensation	—	6
Changes in operating assets and liabilities:
Deferred course expenses	417	832
Prepaid expenses and other receivable	241	(215)
Inventory	—	1
Other assets	—	13
Accounts payable-trade	(517)	656
Royalties payable	(11)	30
Accrued course expenses	—	(278)
Accrued salaries, wages and benefits	42	(383)
Operating lease liability	(6)	(3)
Other accrued expenses	1,100	(64)
Deferred revenue	(2,780)	(5,543)
Net cash used in operating activities - continuing operations	(1,423)	(2,469)
Net cash used in operating activities - discontinued operations	(28)	(81)
Net cash used in operating activities	(1,451)	(2,550)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment property	—	365
Net cash provided by investing activities - continuing operations	—	365
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	—	365
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt to related party	375	—
Net cash provided by financing activities - continuing operations	375	—
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	375	—
Effect of exchange rate differences on cash	185	(533)
Net decrease in cash and cash equivalents and restricted cash	(891)	(2,718)
Cash and cash equivalents and restricted cash, beginning of period	$2,680	$6,228
Cash and cash equivalents and restricted cash, end of period	$1,789	$3,510

Supplemental disclosures:
Cash paid during the period for interest	$—	$87
Cash paid during the period for income taxes, net of refunds received	$—	$—

Supplemental disclosure of non-cash activity:
Initial recognition of beneficial conversion feature for senior secured convertible debenture – related party	$375	$—

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description.

Business Description. We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the three months ended March 31, 2021, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2020, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El Moussa.

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

We also provide a richer experience for our students through one-on-one mentoring (two to three days in length, on site or remotely, although we have suspended providing on-site mentorships as a result of the COVID-19 pandemic) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. In March 2020, as a result of the COVID-19 coronavirus pandemic, and the resulting worldwide restrictions on travel and social distancing, we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed online operations in July 2020, and live operations on a limited basis, in November 2020. The Company expects to conduct additional live events as lockdown restrictions continue to ease and hopes to return to a normal schedule over the coming months. The Company will continue following strict safety protocols at the live events. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance. We are not able to fully quantify the impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2021 and beyond.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since January 1, 2020, we have operated under two brands:

●

Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In response to the limitations on travel and the social distancing protocols arising out of the Coronavirus pandemic, the Company began marketing its Legacy EducationTM products transitioning to brand name Building Wealth with LegacyTM. During the three months ended March 31, 2021, we marketed our products and services exclusively under this brand.

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

Basis of Presentation.

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or “Legacy” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including Tigrent Inc., a Colorado corporation. All intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 4 “Discontinued Operations”, the sale of the assets and deferred revenues of Legacy Education Alliance International Ltd (Legacy UK), and liquidations of Legacy Education Alliance Hong Kong Limited (Legacy HK), Legacy Education Alliance Australia Pty, Ltd. (Legacy Australia) and Tigrent Learning Canada, Inc. (Tigrent Canada) are reflected as discontinued operations in the consolidated financial statements.

The accompanying unaudited Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Consolidated Statements of Operations and Comprehensive income are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

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

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the three months ended March 31, 2021 we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2021 and December 31, 2020, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	March 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$1,159	$1,500
Restricted cash	630	1,180
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$1,789	$2,680

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Income Tax in Interim Periods.

We conduct operations in separate legal entities in different jurisdictions. As a result, income tax amounts are reflected in these consolidated financial statements for each of those jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change based on the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. We record our tax provision or benefit on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period.

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

Discontinued Operations.

ASC 205-20-45, “Presentation of Financial Statements Discontinued Operations” requires discontinued operations to be reported if the disposal of a business component represents a strategic shift that has a major effect on an entity’s operations and financial reports. We have determined that the sale of the assets and deferred revenues of Legacy UK, and liquidations of Legacy HK, Legacy Australia and Tigrent Canada meet this criterion. Accordingly, the assets, deferred revenues, and income statement of these entities were transferred to discontinued operations to close out the business. See Note 4 “Discontinued Operations”, for additional disclosures regarding these entities.

Note 2 - New Accounting Pronouncements

Accounting Standards Adopted in the Current Period

We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Note 3 - Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period.

Share-based compensation expenses related to our restricted stock grants were $0.0 thousand and $6.0 thousand for the three months ended March 31, 2021 and 2020, respectively, which are reported as a separate line item in the consolidated statements of changes in stockholders’ deficit.

On April 20, 2021, pursuant to the 2015 Incentive Plan, we awarded a total of 945,000 shares of restricted stock to senior management, which are subject to a two-year or three-year cliff vesting, a total of 790,000 shares of restricted stock to key employees, which are subject to a three-year cliff vesting, and a total of 550,000 shares of restricted stock to the independent members of the Board of Directors, which are subject to a two-year cliff vesting. We also granted 300,000 shares of restricted stock to external consultants, which were fully vested at the grant date. The grant date price per share was $0.0631 for a total grant date fair value of $163.1 thousand.

Note 4 - Discontinued Operations

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

On October 28, 2019, four creditors of Legacy Education Alliance International Ltd. (“Legacy UK”), one of our UK subsidiaries, obtained an order from the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”) with respect to the business and affairs of Legacy UK. Pursuant to the Administration Order of November 15, 2019, from the English Court, the two individuals appointed as administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We did not receive any proceeds from the sale of Legacy UK. Further details, including the resolution of claims and liabilities, and other information regarding the administration may not be forthcoming for several months. The impact of this transaction is reflected as a discontinued operation in the consolidated financial statements.

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)
Major classes of assets
Cash and cash equivalents	$—	$14
Deferred course expenses	—	806
Current assets – discontinued operations	—	820
Other assets	34	34
Total major classes of assets – discontinued operations	$34	$854
Major classes of liabilities
Accounts payable	$3,716	$3,698
Accrued course expenses	599	593
Other accrued expenses	450	1,582
Deferred revenue	5,327	5,413
Total major classes of liabilities – discontinued operations	$10,092	$11,286

The financial results of the discontinued operations are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$40	$1,760
Total operating costs and expenses	907	1,210
(Loss) Income from discontinued operations	(867)	550
Other expense, net	(80)	(4)
Income tax benefit	1,118	—
Net income from discontinued operations	$171	$546

Note 5 - Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) by the basic weighted-average number of shares outstanding during the period.

Diluted EPS is computed by dividing net income by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled or converted into common stock and were dilutive. The diluted weighted-average number of shares used in our diluted EPS calculation is determined using the treasury stock method for stock options and warrants, and the if-converted method for convertible notes. Under the if-converted method, the convertible notes are assumed to have been converted at the beginning of the period or at time of issuance, if later, and the resulting common shares are included in the denominator. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share.

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

Our weighted average unvested restricted stock awards outstanding were 91,500 and 178,151 for the three months ended March 31, 2021 and 2020, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Weighted			Weighted
		Average	Earnings		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$253	23,279		$3,033	23,163
Amounts allocated to unvested restricted shares	(1)	(92)		(23)	(178)
Amounts available to common stockholders	$252	23,187	$0.01	$3,010	22,985	$0.13
Diluted:
Amounts allocated to unvested restricted shares	1	92		23	178
Shares of common stock to be issued for convertible note	—	1,750		—	—
Amounts reallocated to unvested restricted shares	(1)	—		(23)	—
Amounts available to stockholders and assumed conversions	$252	25,029	$0.01	$3,010	23,163	$0.13

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

For the three-month ended March 31, 2021, the Company has the derivative liabilities measured at fair value on a recurring basis which are valued at level 3 measurement. At December 31, 2020, the Company does not have any financial assets or liabilities measured and recorded at fair value on its consolidated balance sheet on a recurring basis.

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, accounts payable, deferred course expenses, accrued expenses, deferred revenue, and debt. U.S. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management believes the carrying value of the other financial instruments recognized on the consolidated balance sheet date, including receivables, payables and accrued liabilities approximate their fair value.

Note 7 – Short-Term and Long-Term Debt

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Senior Secured Convertible Debenture, as Issued – Related Party	$375	$—
Debt Discount – Related Party	(375)	—
Senior Secured Convertible Debenture, Net – Related Party	—	—
Paycheck Protection Program loan	1,900	1,900
Total long-term debt, net of current portion	$1,900	$1,900

The following is a summary of scheduled debt maturities by year (in thousands):

2021	$—
2022	2,275
Total debt	$2,275

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

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). LTP has an obligation to lend the Company an additional $625 thousand under the same terms prior to March 31, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the three months ended March 31, 2021. The Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted LTP a lien on all assets of such subsidiaries. The use of proceeds from the Debenture will be to extinguish liabilities of the Company and to fund the development of the Education Technology (EdTech) business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021 LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the Conversion Price resulting in the issuance of 6.6 million shares of Common Stock to LTP. In addition, an equal number of warrants will be issued within 10 trading days of the conversion exercised date. The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the three-months ended March 31, 2021, which is the lesser-of (1) debenture amount or (2) market value of the exercised option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375,000 related to the beneficial conversion feature during the three months ended March 31, 2021, with a corresponding credit to additional paid-in capital. The debt discount is being accreted to interest expense over the term of the note.

Note 8 - Income Taxes

In response to liquidity issues that businesses are facing as a result of the recent novel coronavirus (“COVID-19”) global pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 by the U.S. government. The CARES Act allows for Net Operating Losses (NOLs) to offset 100% of taxable income retroactive to 2019. Under prior rules, only 80% of taxable income could be offset by NOLs. As a result of the application of the CARES Act, our tax liability was positively impacted by a net benefit of $88.0 thousand. In addition, the CARES Act temporarily increases the deductible interest expense limitation for tax years beginning in 2020 and 2021.

We recorded income tax expense of $1.1 million and income tax benefit of $127.0 thousand for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate was 92.7% and (5.4%) for  the three months ended March 31, 2021 and 2020, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of our reduced operations while also recognizing revenues from the expiration of student contracts.

The Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the associated deferred tax assets. As of March 31, 2021 and December 31, 2020, we retained a valuation allowance of $3.6 million and $3.6 million, respectively, for a certain number of our international subsidiaries.

During the three months ended March 31, 2021 and 2020, there were no material changes in uncertain tax positions. We do not expect any significant changes to unrecognized tax benefits in this and next year. We estimate $0.3 million and $0.3 million of the unrecognized tax benefits, which if recognized, would impact the effective tax rate at March 31, 2021 and December 31, 2020, respectively.

We record interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.

We are not currently under examination in any jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our consolidated statements of operations and comprehensive income.

Our federal income tax returns for the years subsequent to 2018 are subject to examination by the Internal Revenue Service. Our state tax returns for all years after 2018 or 2017, depending on each state’s jurisdiction, are subject to examination. In addition, our Canadian tax returns and United Kingdom tax returns for all years after 2014 are subject to examination.

Note 9 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of March 31, 2021 and December 31, 2020, including foreign subsidiaries, without FDIC coverage were $0.4 million and $0.8 million, respectively.

Revenue.

A significant portion of our revenue was derived from the Rich Dad brands, as a result of contracts with students entered into prior to the expiration, in 2019, of our License Agreement with Rich Dad Operating Company, LLC. For the three months ended March 31, 2021 and 2020, Rich Dad brands provided 49.4% and 70.9% of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (see Note 10 — Segment Information).

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

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2021	2020
North America	66.4%	99.3%
U.K.	33.6%	0.7%
Other foreign markets	—	—
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Three Months Ended March 31,
	2021	2020
Segment revenue	(In thousands)
North America	$1,740	$8,300
U.K.	880	60
Other foreign markets	—	—
Total consolidated revenue	$2,620	$8,360

	Three Months Ended March 31,
	2021	2020
Segment gross profit contribution *	(In thousands)
North America	$1,412	$3,796
U.K.	716	77
Other foreign markets	—	—
Total consolidated gross profit	$2,128	$3,873

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization expenses	(In thousands)
North America	$2	$14
U.K.	1	4
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$3	$18

	March 31,	December 31,
	2021	2020
Segment identifiable assets	(In thousands)
North America	$2,859	$3,834
U.K.	618	1,266
Other foreign markets	189	192
Total consolidated identifiable assets	$3,666	$5,292

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. As of March 31, 2021, we have deferred revenue of $7.6 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from six to twenty-four months. The revenue associated with these performance obligations is recognized as the obligation is satisfied. As of March 31, 2021, we maintain a reserve for breakage of $2.2 million for the fulfillment of our obligation to students whose contracts expired during our COVID-19 60-day operational hiatus during Q2 2020 (see Note 1 “General”).

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	1,728	880	—	2,608	6,268	60	—	6,328
Products	9	—	—	9	394	—	—	394
Coaching and Mentoring	—	—	—	—	960	—	—	960
Online and Subscription	3	—	—	3	562	—	—	562
Other	—	—	—	—	116	—	—	116
Total revenue	1,740	880	—	2,620	8,300	60	—	8,360

Note 12 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including T&B Seminars, Inc., and Rich Dad. Total royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2021 and 2020 were $0.0 million and $0.1 million, respectively. Our License Agreement with our Rich Dad brand licensor expired on September 30, 2019.

Custodial and Counterparty Risk.

We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at March 31, 2021 and December 31, 2020, were $0.6 million and $1.1 million, respectively. These balances are included on the Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2021 and December 31, 2020, we did not have a CDAR balance.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida (the “Court”) by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its General Counsel and former Chief Executive Officer were  named as defendants to a civil conspiracy count. The suit, as originally filed, primarily related to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit, as originally filed, included claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint with the Court against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holding, Inc. (“Holdings”), and certain shareholders of the Company. The Second Amended Complaint included claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint, which included claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of Unfair and Deceptive Business Practices Act against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s current General Counsel, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. On September 17, 2020, the Court (i) granted summary judgment in favor of Tigrent and Holdings on TBPI’s claim for conspiracy; (ii) denying TBPI’s motion for summary judgment against Tigrent in which TBPI sought a declaration by the Court that claims against TBPI in in a lawsuit to which neither Tigrent nor Holdings is a party (“Third Party Lawsuit”) were within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement; and (iii) denying TBPI’s motion for summary judgment in which TBPI sought a declaration by the Court that TBPI’s attorney’s fees incurred the Third Party Lawsuit were also within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement. On August 18, 2020, TBPI voluntarily dismissed all shareholder defendants, other than Mr. May and Steven Barre, Tigrent’s former Chief Executive Officer. On January 4, 2021, a Settlement Agreement and Mutual Release was entered into by and between TBPI, M. Barry Strudwick, Carl Weiss and Susan Weiss (the “Strudwick Parties”) and Tigrent Inc., Legacy Education Alliance, Inc., Legacy Education Alliance Holdings, Inc., Mr. May, and Steven Barre (Defendants) pursuant to which the Strudwick Parties agreed to dismiss the lawsuit with prejudice against all parties and the Company agreed to pay the aggregate sum of $400,000 payable in one installment of $100,000 on February 18, 2021 and five quarterly installments of $60,000 commencing on May 19, 2021, which the Company has accrued for within accounts payable and other long-term liability for the current and long-term portions, respectively, in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. The parties also exchanged mutual releases as part of the Settlement Agreement. The lawsuit was dismissed by order of the Court on January 12, 2021.

In the Matter of Legacy Education Alliance International, Ltd. On October 28, 2019, an Application for Administration was filed in the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”), whereby four creditors of Legacy Education Alliance, International Ltd (“Legacy UK”), one of our UK subsidiaries, sought an administration order with respect to the business affairs of the subsidiary, the appointment of an administrator, and such other ancillary orders as the applicants may request or as the court deemed appropriate. On November 15, 2019, the creditors obtained an Administration Order from the English Court. Under the terms of the Administration Order, two individuals have been appointed as administrators of Legacy UK and will manage Legacy UK and operate its affairs, business and property under the jurisdiction of the English Court. The administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. On November 19, 2020, the administrators filed notice of their proposal to move from administration to a creditors’ voluntary liquidation and on December 9, 2020, notice was filed with Companies House that Paul Zalkin and Nicholas Simmonds were appointed as liquidators of Legacy UK to commence its winding up. Further details regarding the resolution of claims and liabilities may not be known for several months. Because there are a number of intercompany relationships between the Company and Legacy UK, the financial impact of any future claims in relation to the administration and disposition of Legacy UK, outside of those included in the discontinued operations of Legacy UK (see Note 4 “Discontinued Operations”), is unknown to us at this time, as is the timing and other conditions and effects of the administrative process. On December 8, 2020 we paid $390.6 thousand in cash and transferred our residential properties in the value of $363 thousand as settlement of intercompany debts of two of our subsidiaries, LEAI Property Development UK, Ltd. and LEAI Property Investment UK, Ltd., totaling $924 thousand to Legacy UK.

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

In the Matter of Elite Legacy Education UK Ltd., Proposal for a Company Voluntary Arrangement. At a meeting held on January 11, 2021 (“Creditors’ Meeting”), the creditors of Elite Legacy Education UK Ltd (“ELE UK”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), approved a Proposal for a Company Voluntary Arrangement (the “Arrangement”) under the UK Insolvency Act 1986 (the “IA”) and the UK Insolvency Rules 2016 (the “IR”). Under the terms of the Arrangement, CVR Global LLP has been appointed as Supervisor of ELE UK for the purposes of administering the Arrangement. At the Creditors Meeting, the creditors also approved a modification to the Arrangement whereby any tax refunds due to ELE UK would be paid to the Supervisor and made available for distribution to creditors. The Supervisor will wind down the business of ELE UK and make distributions to ELE UK’s non-student creditors in accordance with the applicable provisions of the IA and the IR, on and subject to the terms and conditions set forth in the Arrangement in satisfaction of the non-student creditors’ respective claims against ELE UK. Student creditors of ELE UK will be provided the opportunity to receive trainings from an independent training provider on and subject to the terms and conditions set forth in the Arrangement in satisfaction of their respective claims against ELE UK. Pursuant to the Arrangement, and at its conclusion, the remaining assets of ELE UK, if any, would be distributed to LEAI. As a result of the CVR, the Winding-Up Petition, CR-2020-001958, filed in the High Court of Justice, Business and Property Courts of England and Wales has been dismissed. At this time, LEAI management is unable to anticipate any distributions that would be received from ELE UK.

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

Lease Position as of March 31, 2021 and December 31, 2020

The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

		March 31,	December 31,
Balance Sheet Line	Classification on the Balance Sheet	2021	2020
		(in thousands)
Assets
Operating lease assets	Operating lease right of use assets	$39	$45
	Total lease assets	$39	$45

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$26	$25
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$13	$20
	Total lease liabilities	$39	$45

Lease cost for the three months ended March 31, 2021 and 2020

The table below presents the lease related costs recorded on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

		Three Months Ended March 31,
Lease cost	Classification	2021	2020
		(in thousands)
Operating lease cost	General and administrative expenses	$6	$7
	Total lease cost	$6	$7

Other Information

The table below presents supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6	$18
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$—	$(49)

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Weighted average remaining lease term - operating leases	1.50 years	1.75 years
Weighted average discount rate - operating leases	12.00%	12.00%

There are no lease arrangements where the Company is the lessor.

Note 14 – Subsequent Events

Paycheck Protection Program Note Agreement

On April 20, 2021, Elite Legacy Education, Inc (ELE), a wholly-owned subsidiary of the Company, closed on an unsecured Paycheck Protection Program Note agreement (the “Promissory Note”) to borrow $1,899,832 from Cross River Bank, the lender, pursuant to the Paycheck Protection Program (“PPP”), originally created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and extended to “second draw” PPP loans as described below. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, utilities, and certain covered operating expenses. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If all or any portion of the loan is not forgiven in accordance with the terms of the program, ELE will be obligated to make monthly payments of principal and interest in amounts to be calculated after the amount of loan forgiveness, if any, is determined to repay the balance of the loan in full prior to maturity. The Promissory Note contains customary events of default relating to, among other things, payment defaults and breaches of representations. ELE may prepay the loan at any time prior to maturity with no prepayment penalties.

Debenture, Warrant and Guaranty Agreements; Exercise of Conversion Rights

On May 4, 2021 Legacy Education Alliance, Inc., a Nevada corporation (the “Company”) issued a 10% Subordinated Secured Convertible Debenture (“Subordinated Debenture”) in the principal amount of $25 thousand to Michel Botbol, the Company’s Chairman and Chief Executive Officer. The Subordinated Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and May 4, 2022. The Subordinated Debenture may be converted at any time after the issuance date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share (“Conversion Price”). Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of May 4, 2026 (the “Warrants”). Mr. Botbol also has the option to extend the maturity date of the loan for a term not to exceed four years from the original maturity date of that loan. The Subordinated Debenture is secured by a lien on all the Company’s assets subordinated to the lien granted to Legacy Tech Partners, LLC (“LTP”). The Company’s U.S. subsidiaries are required to enter into Guaranties in favor of Botbol under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted Botbol a lien on all assets of such subsidiaries subject to the lien held by LTP. The use of proceeds from the Debenture will be to extinguish liabilities of the Company and to fund working capital, general corporate purposes and the development of administrative functions. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021 Mr. Botbol exercised his conversion rights with respect to the entire $25 thousand of outstanding principal at the Conversion Price resulting in the issuance of 500 thousand shares of Common Stock to him. In addition, an equal number of warrants will be issued within 10 trading days of the conversion exercised date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the three months ended March 31, 2021, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2020, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El Moussa.

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

We also provide a richer experience for our students through one-on-one mentoring (two to three days in length, on site or remotely, although we have suspended providing on-site mentorships as a result of the COVID-19 pandemic) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014. Today we are a global company that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. In March 2020, as a result of the COVID-19 coronavirus pandemic, and the resulting worldwide restrictions on travel and social distancing, we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed online operations in July 2020, and live operations on a limited basis, in November 2020. The Company expects to conduct additional live events as lockdown restrictions continue to ease and hopes to return to a normal schedule over the coming months. The Company will continue following strict safety protocols at the live events. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance. We are not able to fully quantify the impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2021 and beyond.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since January 1, 2020, we have operated under two brands:

●

Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In response to the limitations on travel and the social distancing protocols arising out of the Coronavirus pandemic, the Company began marketing its Legacy EducationTM products transitioning to brand name Building Wealth with LegacyTM. During the three months ended March 31, 2021, we marketed our products and services exclusively under this brand.

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

Recent Developments

Impact from COVID-19 Coronavirus.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020 we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed sales operations in June 2020 with online sales events selling into our suite of online, on-demand, and over-the-phone products. We also resumed online, on-demand, and over-the-phone fulfillment activities in June 2020. We resumed live operations on a limited basis, in November 2020, with events in Florida. The Company expects to conduct additional live events in other areas as lockdown restrictions continue to ease and hopes to return to a normal schedule over the coming months. The Company will continue following strict safety protocols at the live events. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance.

The ultimate impact from COVID-19 on the Company’s operations and financial results will depend on, among other things, the ultimate severity and scope of the pandemic, the efficacy and public acceptance of the various vaccinations against COVID-19, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2021 and beyond.

Paycheck Protection Program Note Agreement

On April 20, 2021, Elite Legacy Education, Inc (ELE), a wholly-owned subsidiary of the Company, closed on an unsecured Paycheck Protection Program Note agreement (the “Promissory Note”) to borrow $1,899,832 from Cross River Bank, the lender, pursuant to the Paycheck Protection Program (“PPP”), originally created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and extended to “second draw” PPP loans as described below. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, utilities, and certain covered operating expenses. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If all or any portion of the loan is not forgiven in accordance with the terms of the program, ELE will be obligated to make monthly payments of principal and interest in amounts to be calculated after the amount of loan forgiveness, if any, is determined to repay the balance of the loan in full prior to maturity. The Promissory Note contains customary events of default relating to, among other things, payment defaults and breaches of representations. ELE may prepay the loan at any time prior to maturity with no prepayment penalties.

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

On May 3, 2021, the Board of Directors set the number of director seats on the Company’s Board of Directors at four (4) and appointed Barry M. Kostiner, 49, to the Board. Mr. Kostiner is President of, and holds a 25% membership interest in, Legacy Tech Partners, LLC (LTP).

Senior Secured Convertible Debt Agreement

On February 11, 2021 the Company entered into a non-binding term sheet with Legacy Tech Partners, LLC (LTP), a related party. The term sheet includes a Debenture Agreement of $375 thousand, with 10% per annum interest rate. The Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of five years after issuance. The term sheet anticipates entering into a share purchase agreement whereby LTP will acquire for nominal consideration the existing business, assets and liabilities of the Company (the “Spin-Off”), while the Company will enter into a license agreement with LTP to retain rights with respect to certain of its intellectual property for the benefit of building an Education Technology (“EdTech”) business. This transaction will be subject to stockholder and regulatory approval and other conditions.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). LTP has an obligation to lend the Company an additional $625 thousand under the same terms prior to March 31, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees related to the transaction. The Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted LTP a lien on all assets of such subsidiaries. The use of proceeds from the Debenture will be to extinguish liabilities of the Company and to fund the development of the Education Technology (EdTech) business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021 LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the Conversion Price resulting in the issuance of 6.6 million shares of Common Stock to LTP. In addition, an equal number of warrants will be issued within 10 trading days of the conversion exercised date.

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

Results of Operations

Our financial results in Q1 2021 were negatively affected by the COVID-19 pandemic impact, slower than we anticipated establishment of our new Homemade Investor brand, as well as the effect of winding down our Rich Dad brand and other matters as disclosed in the litigation section of Note 12 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Our Results of Operations in 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Revenue	$2,620	$8,360
Operating costs and expenses:
Direct course expenses	434	2,689
Advertising and sales expenses	58	1,742
Royalty expenses	—	56
General and administrative expenses	998	1,455
Total operating costs and expenses	1,490	5,942
Income from operations	1,130	2,418
Other income (expense):
Interest expense, net	—	(83)
Other (expense) income, net	(2)	25
Total other expense, net	(2)	(58)
Income from continuing operations before income taxes	1,128	2,360
Income tax (expense) benefit	(1,046)	127
Net income from continuing operations	82	2,487
Net income from discontinued operations	171	546
Net income	$253	$3,033

Basic earnings per common share - continuing operations	$0.00	$0.11
Basic earnings per common share - discontinued operations	$0.01	$0.02
Basic earnings per common share	$0.01	$0.13

Diluted earnings per common share - continuing operations	$0.00	$0.11
Diluted earnings per common share - discontinued operations	$0.01	0.02
Diluted earnings per common share	$0.01	$0.13

Basic weighted average common shares outstanding	23,187	22,985
Diluted weighted average common shares outstanding	25,029	23,163

Comprehensive income:
Net income	$253	$3,033
Foreign currency translation adjustments, net of tax of $0	103	1,910
Total comprehensive income	$356	$4,943

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	16.6	32.2
Advertising and sales expenses	2.2	20.8
Royalty expenses	—	0.7
General and administrative expenses	38.1	17.4
Total operating costs and expenses	56.9	71.1
Income from operations	43.1	28.9
Other income (expense):
Interest expense, net	—	(1.0)
Other (expense) income, net	(0.1)	0.3
Total other expense, net	(0.1)	(0.7)
Income from continuing operations before income taxes	43.0	28.2
Income tax (expense) benefit	(39.9)	1.5
Net income from continuing operations	3.1	29.7
Net income from discontinued operations	6.5	6.6
Net income	9.6%	36.3%

Outlook

Cash sales were $0.1 million for the three months ended March 31, 2021 compared to $3.0 million for the three months ended March 31, 2020, a decrease of $2.9 million or 96.7%.

The decrease was driven by a $2.9 million decrease in our North American segment.

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

Operating Segments

Our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2021	2020
North America	66.4%	99.3%
U.K.	33.6%	0.7%
Other foreign markets	—	—
Total consolidated revenue	100.0%	100.0%

North America

Revenue derived from the Rich Dad brands in our North America segment was $0.7 million and $5.9 million or as a percentage of total segment revenue was 40.4% and 70.7% for the three months ended March 31, 2021 and 2020, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. Revenue derived from our Homemade Investor brand was $275.0 thousand and $354.0 thousand or as a percentage of total segment revenue was 15.8% and 4.3% for the three months ended March 31, 2021 and 2020, respectively.

The North America segment revenue was $1.7 million and $8.3 million or as a percentage of total revenue was 66.4% and 99.3% for the three months ended March 31, 2021 and 2020, respectively. The decrease in revenue of $6.6 million or 79.5% during the three months ended March 31, 2021 compared to the same period in 2020, was due to a decrease in recognition of revenue from attendance (i.e. fulfillment) of $4.4 million or 87.1% and decrease in revenue from expired contracts of $2.2 million or 67.1%.

U.K.

Revenue derived from the Rich Dad brands in our U.K. segment was $0.6 million and $0.1 million or as a percentage of total segment revenue was 67.2% and 100.0% for the three months ended March 31, 2021 and 2020, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $880.0 thousand and $60.0 thousand or as a percentage of total revenue was 33.6% and 0.7% for the three months ended March 31, 2021 and 2020, respectively. The increase in revenue of $820.0 thousand for the three months ended March 31, 2021 compared to the same period in 2020, was due to an increase in revenue from expired contracts of $880.0 thousand, offset by a decreased attendance revenue (i.e. fulfillment) of $60.0 thousand.

Other Foreign Markets

Historically, we have operated in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. During the three months ended March 31, 2021, as a result of the COVID-19 pandemic, we placed in liquidation certain entities that operated in this segment, resulting in zero revenues and expenses from continuing operations in the other foreign markets segment for the three months ended March 31, 2021 and March 31, 2020, respectively.

Three months ended March 31, 2021 Compared to Three months ended March 31, 2020

Revenue

Revenue was $2.6 million for the three months ended March 31, 2021 compared to $8.4 million for the three months ended March 31, 2020. Revenue decreased $5.8 million or 69.0% during the three months ended March 31, 2021 compared to the same period in 2020. The decrease in revenue was mainly due to a decreased attendance (i.e. fulfillment) of $4.4 million or 87.2% and decrease in recognition of revenue from expired contracts of $1.4 million or 40.7%. The decrease in attendance was mainly due to governmental and private travel restrictions and students’ concerns around public gatherings and social distancing as a result of the coronavirus pandemic.

Cash sales were $0.1 million for the three months ended March 31, 2021 compared to $3.0 million for the three months ended March 31, 2020, a decrease of $2.9 million or 96.7%. The decrease was driven by a $2.9 million decrease in our North American segment.

Operating Expenses

Total operating costs and expenses were $1.5 million for the three months ended March 31, 2021 compared to $6.0 million for the three months ended March 31, 2020, a decrease of $4.5 million or 75.0%. The decrease was primarily due to a $2.3 million decrease in direct course expenses, a $1.6 million decrease in advertising and sales expenses, a $0.5 million decrease in general and administrative expenses and a $0.1 million decrease in royalty expenses. These decreases were related to disruptions in operations and sales activities due to the impact of the COVID-19 pandemic.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.4 million for the three months ended March 31, 2021 compared to $2.7 million for the three months ended March 31, 2020, a decrease of $2.3 million or 85.2%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

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

Advertising and sales expenses were $0.1 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $1.6 million, or 94.1%. As a percentage of revenue, advertising and sales expenses were 2.2% and 20.8% of revenue for the three months ended March 31, 2021 and 2020, a decrease of 18.6%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. Royalty expenses were $0.0 million for the three months ended March 31, 2021 compared to $56.0 thousand for the three months ended March 31, 2020.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $1.0 million for the three months ended March 31, 2021 compared to $1.5 million for the three months ended March 31, 2020, a decrease of $0.5 million, or 33.3%. The decrease in general and administrative expenses was partially a result of a decrease in our personnel expenses due to the Q2 2020 furlough of substantially all our employees.

Income tax expense

We recorded income tax expense of $1.0 million and income tax benefit of $127.0 thousand for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate was 92.7% and (5.4%) for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2021 and December 31, 2020, valuation allowances of $3.6 million and $3.6 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income from continuing operations

Net income from continuing operations was $0.1 million or $0.00 per basic and diluted common share for the three months ended March 31, 2021 compared to net income from continuing operations of $2.5 million or $0.11 per basic and diluted common share for the three months ended March 31, 2020, a decrease in net income from continuing operations of $2.4 million or $0.11 per basic and diluted common share.

Net income from discontinued operations

Net income from discontinued operations was $0.2 million or $0.01 per basic and diluted common share for the three months ended March 31, 2021 compared to net income from discontinued operations for the three months ended March 31, 2020 of $0.5 million or $0.02 per basic and diluted common share, a decrease in net income from continuing operations of $0.3 million or $0.01 per basic and diluted common share.

Net Income

Net income was $0.3 million or $0.01 per basic and diluted common share for the three months ended March 31, 2021, compared to a net income of $3.0 million or $0.13 per basic and diluted common share for the three months ended March 31, 2020, a decrease in net income of $2.7 million or $0.12 per basic and diluted common share.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2021 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2021. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the three months ended March 31, 2021, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	(1,451)	(2,550)
Net cash provided by investing activities	—	365
Net cash provided by financing activities	375	—
Effect of exchange rate differences on cash	185	(533)
Net decrease in cash and cash equivalents and restricted cash	(891)	(2,718)

Operating Cash Flows and Liquidity

Net cash used in operating activities was $1.5 million in the three months ended March 31, 2021 compared to net cash used in operating activities of $2.6 million in the three months ended March 31, 2020, representing a period-over-period decrease of $1.1 million. This decrease was primarily the result of a decrease in sales events due to COVID-19.

Investing Cash Flows

There was no cash used in or provided by investing activity in the three months ended March 31, 2021. Net cash provided by investing activities totaled $365.0 thousand in the three months ended March 31, 2020, representing our sale of property and equipment and investment property in the three months ended March 31, 2020.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2021 was 14% debt and 86% equity. As of December 31, 2020, our consolidated capital structure was 14% debt and 86% equity.

Net cash provided by financing activities totaled $375.0 thousand during the three months ended March 31, 2021, representing our proceeds from issuance of the Senior Secured Convertible Debenture to a related party.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of March 31, 2021, and December 31, 2020, our consolidated current deferred revenue was $7.6 million and $10.4 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2021.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2021, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of March 31, 2021 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, As of March 31, 2021, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 11 Commitments and Contingencies, to our Consolidated financial statements.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the Cautionary Note Regarding Forward Looking Statements as set forth in our Current Report on Form 8-K filed with the SEC on April 09, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, on March 8, 2021 Legacy Education Alliance, Inc., a Nevada corporation (the “Company”), issued a Senior Secured Convertible Debenture (“Debenture”) to Legacy Tech Partners, LLC (“LTP”), a Delaware limited liability company and a related party, under which LTP loaned the Company the principal sum of $375 thousand (the “Initial Loan”). The Initial Loan accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The Initial Loan may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants.

On May 4, 2021 LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal of the Initial Loan at the Conversion Price resulting in the issuance of 6.6 million shares of Common Stock to LTP.

There were no other sales or repurchases of the Company’s equity securities during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.4	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
4.1	Amendment to Rights Agreement dated as of February 11, 2021, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc. (Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 12, 2021)
10.1	Elite Legacy Education UK LTD, Proposal for Company Voluntary Arrangement (Incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed with the SEC on January 15, 2021)
10.2	Bankruptcy or Receivership of Legacy Education Alliance Australia PTY Ltd (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 2, 2021)
10.3	Bankruptcy or Receivership of Legacy Education Alliance Hong Kong, Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 5, 2021)
10.4	Bankruptcy or Receivership of Tigrent Learning Canada, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 11, 2021)
10.5	Senior Secured Convertible Debenture Agreement dated March 8, 2021 (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.6	Form of Guaranty (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.7	Form of Warrant (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.8	Employment Agreement dated March 9, 2021, between Legacy Education Alliance, Inc., and Michel Botbol (Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.9	Non-Binding Term Sheet, dated February 11, 2021 (Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.10	Subordinated Secured Convertible Debenture Agreement dated May 4, 2021 (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 7, 2021)
10.11	Form of Guaranty (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on May 7, 2021)
10.12	Form of Warranty (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on May 7, 2021)
10.13	Paycheck Protection Program Note, dated April 19, 2021, by and between Cross River Bank and Elite Legacy Education, Inc. (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on April 27, 2021)
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*

The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020, (ii) Consolidated Statements of Operations  and Comprehensive income for the three months ended March 31, 2021 and 2020 (Unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2021 and 2020 (Unaudited), (iv)  Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited) and (v) Notes to Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: May 17, 2021	By:	/s/ MICHEL BOTBOL
Michel Botbol Chairman of the Board and Chief Executive Officer

Dated: May 17, 2021	By:	/s/ VANESSA GUZMÁN-CLARK
Vanessa Guzmán-Clark
VP & Chief Financial Officer