Form 10-Q
period 2021-06-30
Legacy Education Alliance, Inc.
filed 2021-08-16
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of August 16, 2021: 32,947,697.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans or intentions; including, but not limited to, our discussions regarding the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties, including, but not limited to our licensors; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; the effects of the COVID-19 pandemic on the global and national economies and on our business operations and financial results; and the estimates and matters described under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate. In addition, to the extent any inconsistency or conflict exists between the information included in this report and the information included in our prior reports and other filings with the SEC, the information contained in this report updates and supersedes such information.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,373	$1,500
Restricted cash	631	1,180
Deferred course expenses	394	1,167
Prepaid expenses and other current assets	942	1,578
Inventory	10	10
Discontinued operations current assets	—	820
Total current assets	3,350	6,255
Property and equipment, net	—	4
Right-of-use assets	32	45
Other assets	6	6
Discontinued operations-other assets	34	34
Total assets	$3,422	$6,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,376	$1,762
Royalties payable	110	113
Accrued course expenses	279	277
Accrued salaries, wages and benefits	36	73
Operating lease liability, current portion	26	25
Other accrued expenses	4,779	3,888
Deferred revenue	5,084	10,382
Current portion of long term debt	1,905	—
Discontinued operations-current liabilities	10,064	11,286
Total current liabilities	23,659	27,806
Long-term debt, net of current portion	1,900	1,900
Deferred tax liability, net	44	134
Other long term liabilities	—	120
Operating lease liability, net of current portion	7	20
Total liabilities	25,610	29,980

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 32,947,697 and 23,279,197 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	12,345	11,564
Cumulative foreign currency translation adjustment	467	416
Accumulated deficit	(35,003)	(35,618)
Total stockholders’ deficit	(22,188)	(23,636)
Total liabilities and stockholders’ deficit	$3,422	$6,344

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$3,362	$5,765	$5,982	$14,125

Operating costs and expenses:
Direct course expenses	790	1,155	1,224	3,843
Advertising and sales expenses	556	171	614	1,913
Royalty expenses	—	3	—	59
General and administrative expenses	1,398	1,021	2,396	2,478
Total operating costs and expenses	2,744	2,350	4,234	8,293
Income from operations	618	3,415	1,748	5,832

Other expense:
Interest expense, net	(386)	(20)	(386)	(103)
Other expense, net	(1)	(33)	(3)	(7)
Total other expense, net	(387)	(53)	(389)	(110)
Income from continuing operations before income taxes	231	3,362	1,359	5,722
Income tax (expense) benefit	131	(1,122)	(915)	(995)
Net income from continuing operations	362	2,240	444	4,727
Income from discontinued operations	—	1,563	171	2,109
Net income from discontinued operations	—	$1,563	$171	2,109
Net income	$362	$3,803	$615	$6,836

Basic earnings per common share - continuing operations	$0.01	$0.09	$0.02	$0.21
Basic earnings per common share - discontinued operations	—	$0.07	—	0.09
Basic earnings per common share	$0.01	$0.16	$0.02	$0.30

Diluted earnings per common share - continuing operations	$0.01	$0.09	$0.02	$0.20
Diluted earnings per common share - discontinued operations	—	0.07	—	0.09
Diluted earnings per common share	$0.01	$0.16	$0.02	$0.29

Basic weighted average common shares outstanding	25,113	23,017	24,156	23,001
Diluted weighted average common shares outstanding	31,843	23,163	30,048	23,163

Comprehensive income:
Net income	$362	$3,803	$615	$6,836
Foreign currency translation adjustments, net of tax of $0	(52)	(682)	51	1,228
Total comprehensive income	$310	$3,121	$666	$8,064

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

			Additional	Cumulative foreign currency		Total
	Common stock		paid-in	translation	Accumulated	stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2019	23,163	$2	$11,552	$710	$(51,627)	$(39,363)
Share-based compensation expense	—	—	6	—	—	6
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,910	—	1,910
Net Income	—	—	—	—	3,033	3,033
Balance at March 31, 2020	23,163	$2	$11,558	$2,620	$(48,594)	$(34,414)
Share-based compensation expense	—	—	8	—	—	8
Foreign currency translation adjustment, net of tax of $0	—	—	—	(682)	—	(682)
Net Income	—	—	—	—	3,803	3,803
Balance at June 30, 2020	23,163	$2	$11,566	$1,938	$(44,791)	$(31,285)

			Additional	Cumulative foreign currency		Total
	Common stock		paid-in	translation	Accumulated	stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)
Beneficial conversion feature for senior secured convertible debenture – related party	—	—	375	—	—	375
Foreign currency translation adjustment, net of tax of $0	—	—	—	103	—	103
Net Income	—	—	—	—	253	253
Balance at March 31, 2021	23,279	$2	$11,939	$519	$(35,365)	$(22,905)
Common stock and warrants issued from conversion of senior secured convertible debt – related party	7,084	1	354	—	—	355
Beneficial conversion feature for senior secured convertible debenture – related party	—	—	21	—	—	21
Share-based compensation expense	2,585	—	31	—	—	31
Foreign currency translation adjustment, net of tax of $0	—	—	—	(52)	—	(52)
Net Income	—	—	—	—	362	362
Balance at June 30, 2021	32,948	$3	$12,345	$467	$(35,003)	$(22,188)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$615	$6,836
Less net income from discontinued operations	171	2,109
Net income from continuing operations	$444	$4,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4	36
Non-cash lease expense	13	10
Gain on the sale of fixed assets and investment property	—	(33)
Share-based compensation	31	14
Amortization of debt discount	356	—
Deferred income taxes	—	(448)

Changes in operating assets and liabilities:
Deferred course expenses	784	2,004
Prepaid expenses and other receivable	248	574
Inventory	—	1
Other assets	—	9
Accounts payable-trade	(507)	(62)
Royalties payable	(11)	(17)
Accrued course expenses	—	(283)
Accrued salaries, wages and benefits	(36)	(298)
Operating lease liability	(13)	(11)
Other accrued expenses	672	651
Deferred revenue	(5,384)	(11,006)
Net cash used in operating activities - continuing operations	(3,399)	(4,132)
Net cash (used in) provided by operating activities - discontinued operations	(41)	110
Net cash used in operating activities	(3,440)	(4,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment property	—	365
Net cash provided by investing activities - continuing operations	—	365
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	—	365

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing Paycheck Protection Program loan	1,900	1,900
Proceeds from debentures with related parties	400	—
Net cash provided by financing activities - continuing operations	2,300	1,900
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	2,300	1,900

Effect of exchange rate differences on cash	464	(783)
Net decrease in cash and cash equivalents and restricted cash	(676)	(2,540)
Cash and cash equivalents and restricted cash, beginning of period	$2,680	$6,228
Cash and cash equivalents and restricted cash, end of period	$2,004	$3,688

Supplemental disclosures:
Cash paid during the period for interest	$—	$107
Cash paid during the period for income taxes, net of refunds received	$100	$—

Supplemental disclosure of non-cash activity:
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$—	$(2)
Common stock and warrants issued from conversion of senior convertible debenture – related party	$355	$—
Initial recognition of beneficial conversion feature for senior secured convertible debt - related party	$396	$—

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description.

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the six months ended June 30, 2021, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2020, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El MoussaTM.

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

We also provide a richer experience for our students through one-on-one mentoring (two to three days in length, on site or remotely, although we temporarily suspended providing on-site mentorships as a result of the COVID-19 pandemic) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). During the third quarter of 2021, we have resumed providing on-site mentorships on a limited basis. Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. In March 2020, as a result of the COVID-19 pandemic, and the resulting worldwide restrictions on travel and social distancing, we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed online operations in July 2020, and live operations on a limited basis in November 2020. The Company expects to conduct additional live events as lockdown restrictions continue to ease and hopes to return to a normal schedule over the coming months. The Company will continue following strict safety protocols at the live events. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact of such activities will have on our financial performance. We are not able to fully quantify the impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2021 and beyond.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since January 1, 2020, we have operated under two brands:

●	Building Wealth with LegacyTM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In the fourth quarter of 2020, the Company began transitioning to its proprietary brand name Building Wealth with LegacyTM. During the six months ended June 30, 2021, we marketed our products and services exclusively under this brand.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered free workshops nationwide, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products. In November 2020, we suspended conducting Homemade Investor by Tarek El MoussaTM sales events to focus on developing our proprietary Building Wealth with LegacyTM brand.

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

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the six months ended June 30, 2021 we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At June 30, 2021 and December 31, 2020, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	June 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$1,373	$1,500
Restricted cash	631	1,180
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$2,004	$2,680

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

Stock Warrants.

The Company accounts for stock warrants as equity in accordance with ASC 480 – Distinguishing Liabilities from Equity. Stock warrants are accounted for a derivative in accordance with ASC 815 – Derivatives and Hedging, if the stock warrants contain other terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative.

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

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjusting for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves. Our provision for income taxes includes current federal and state income tax expense, as well as deferred federal and state income tax expense.

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

Discontinued Operations.

ASC 205-20-45, “Presentation of Financial Statements Discontinued Operations” requires discontinued operations to be reported if the disposal of a business component represents a strategic shift that has a major effect on an entity’s operations and financial reports. We have determined that the sale of the assets and deferred revenues of Legacy UK, and liquidations of Legacy HK, Legacy Australia and Tigrent Canada meet this criterion. Accordingly, the assets, deferred revenues, and income statement of these entities were transferred to discontinued operations to close out the business. See Note 4 – “Discontinued Operations”, for additional disclosures regarding these entities.

Note 2 - New Accounting Pronouncements

Accounting Standards Adopted in the Current Period.

We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.

Recently Issued Accounting Pronouncements.

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

Share-based compensation expenses related to our restricted stock grants were $31.0 thousand and $8.0 thousand for the three months ended June 30, 2021 and 2020, respectively, and $31.0 and $14.0 thousand for the six months ended June 30, 2021 and 2020, respectively, which are reported as a separate line item in the consolidated statements of changes in stockholders’ deficit.

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

Note 4 - Discontinued Operations

On January 27, 2021, Legacy Education Alliance Australia PTY Limited (“LEA Australia”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), appointed Brent Leigh Morgan and Christopher Stephen Bergin, both of the firm of Rodgers Reidy, 326 William Street, Melbourne VIC 3000 Australia, as Joint and Several Liquidators of LEA Australia, to supervise a Creditors Voluntary Liquidation of LEA Australia. Subject to the approval of the creditors of LEA Australia at a meeting held on February 23, 2021 AEDT (February 22, 2021 EST), the Joint Liquidators will wind down the business of LEA Australia and make distributions, if any, to its creditors in accordance with the applicable provisions of the Australian Corporations Act of 2001. The first meeting of creditors of LEA Australia was held on February 24, 2021 (AEDT), at which no resolutions were proposed by the creditors, no nominations for a Committee of Inspection were made, and no alternative liquidator was proposed.

On March 2, 2021, Legacy Education Alliance Holdings, Inc. the sole shareholder of Legacy Education Alliance Hong Kong Limited (“LEA Hong Kong”), a subsidiary of the Company, adopted a resolution to wind up voluntarily the affairs of LEA Hong Kong and to appoint Cosimo Borrelli and Li Chung Ngai (also known as Anson Li), both of Borrelli Walsh Limited, Level 17, Tower 1, Admiralty Centre, 18 Harcourt Road, Hong Kong as Joint and Several Liquidators of LEA Hong Kong. At a meeting of the creditors of LEA Hong Kong held on March 2, 2021, the creditors similarly approved the voluntary winding up of LEA Hong Kong and the appointment of Cosimo Borrelli and Li Chung Ngai (also known as Anson Li), as Joint and Several Liquidators. The Joint and Several Liquidators will wind up the business of LEA Hong Kong and make distributions, if any, to its creditors in accordance with the applicable provisions of the Companies (Winding Up and Miscellaneous Provisions) Ordinance of Hong Kong.

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

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)
Major classes of assets
Cash and cash equivalents	$—	$14
Deferred course expenses	—	806
Discontinued operations-current assets	—	820
Other assets	34	34
Total major classes of assets - discontinued operations	$34	$854
Major classes of liabilities
Accounts payable	$3,726	$3,698
Accrued course expenses	602	593
Other accrued expenses	451	1,582
Deferred revenue	5,285	5,413
Total major classes of liabilities - discontinued operations	$10,064	$11,286

The financial results of the discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$—	$2,020	$40	$3,780
Total operating costs and expenses	—	463	907	1,672
(Loss) income from discontinued operations	—	1,557	(867)	2,108
Other expense, net	—	6	(80)	1
Income tax benefit	—	—	1,118	—
Net income from discontinued operations	$—	$1,563	$171	$2,109

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

Our weighted average unvested restricted stock awards outstanding were 1,871,396 and 146,244 for the three months ended June 30, 2021 and 2020, respectively, and 986,365 and 162,197 for the six months ended June 30, 2021 and 2020, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$362	26,984		$3,803	23,163
Amounts allocated to unvested restricted shares	(25)	(1,871)		(24)	(146)
Amounts available to common stockholders	$337	25,113	$0.01	$3,779	23,017	$0.16
Diluted:
Amounts allocated to unvested restricted shares	25	1,871		24	146
Stock warrants	—	3,959		—	—
Incremental shares to be issued for convertible note – related party	10	900		—	—
Amounts reallocated to unvested restricted shares	(27)	—		(24)	—
Amounts available to stockholders and assumed conversions	$345	31,843	$0.01	$3,779	23,163	$0.16

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$615	25,142		$6,836	23,163
Amounts allocated to unvested restricted shares and warrants	(24)	(986)		(48)	(162)
Amounts available to common stockholders	$591	24,156	$0.02	$6,788	23,001	$0.30
Diluted:
Amounts allocated to unvested restricted shares	25	986		48	162
Stock warrants	—	4,006		—	—
Incremental shares to be issued for convertible note – related party	13	900		—	—
Amounts reallocated to unvested restricted shares	(25)	—		(48)	—
Amounts available to stockholders and assumed conversions	$604	30,048	$0.02	$6,788	23,163	$0.29

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

For the six-month ended June 30, 2021, and for the year ended December 31, 2020, the Company does not have any financial assets or liabilities measured and recorded at fair value on its consolidated balance sheet on a recurring basis.

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

Note 7 - Short-Term and Long-Term Debt

(in thousands)	As of June 30, 2021	As of December 31, 2020
Senior Secured Convertible Debenture – related party	$46	$—
Debt Discount	(41)	—
Senior Secured Convertible Debenture, net	5	—
Paycheck Protection Program loan	1,900	1,900
Paycheck Protection Program loan 2	1,900	—
Total debt	3,805	1,900
Less current portion of long-term debt	(1,905)	—
Total long-term debt, net of current portion	$1,900	$1,900

The following is a summary of scheduled debt maturities by year (in thousands):

2021	$899
2022	1,006
2023	—
2024	—
2025	—
Thereafter	1,900
Total debt	$3,805

First Draw Paycheck Protection Program Note Agreement.

On April 27, 2020, Elite Legacy Education, Inc. (“ELE”), a subsidiary of the Company, entered into a Promissory Note in favor of Pacific Premier Bank (“PPBI”), the lender, through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) established pursuant to the CARES Act. The unsecured loan (the “First Draw PPP Loan”) proceeds were in the amount of $1,899,832. The First Draw PPP Loan matures on April 24, 2022, bears interest at a fixed rate of 1% per annum, and is payable in 17 equal monthly payments of interest only and a final payment of the full principal plus interest for one month. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels.

In March, 2021, ELE was notified that PPBI sold substantially all of its PPP loans, including ELE’s loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for ELE’s PPP loan. On August 4, 2021, ELE received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $899 thousand in principal and $11 thousand in interest. The remaining outstanding principal balance of $1,001 thousand, plus accrued interest of $11 thousand through July 26, 2021, are due on April 24, 2022.

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). LTP has an obligation to lend the Company an additional $625 thousand under the same terms prior to March 31, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the six months ended June 30, 2021. The Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (EdTech) business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021 LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the Conversion Price resulting in the issuance of 6.6 million shares of Common Stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 8 – “Stock Warrants”). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the six-months ended June 30, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the six months ended June 30, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the six-month ended June 30, 2021 amounted to $335 thousand.

Second Draw Paycheck Protection Program Note Agreement.

On April 20, 2021, Elite Legacy Education, Inc (ELE), a wholly-owned subsidiary of the Company, closed on an unsecured Paycheck Protection Program Note agreement (the “Promissory Note”) to borrow $1,899,832 from Cross River Bank, the lender, pursuant to the Paycheck Protection Program (“PPP”), originally created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and extended to “Second Draw” PPP loans as described below. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, utilities, and certain covered operating expenses. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The Second Draw PPP Loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If all or any portion of the loan is not forgiven in accordance with the terms of the program, ELE will be obligated to make monthly payments of principal and interest in amounts to be calculated after the amount of loan forgiveness, if any, is determined to repay the balance of the loan in full prior to maturity. The Promissory Note contains customary events of default relating to, among other things, payment defaults and breaches of representations. ELE may prepay the loan at any time prior to maturity with no prepayment penalties.

Debenture, Warrant and Guaranty Agreements, and Exercise of Conversion Rights.

On May 4, 2021 Legacy Education Alliance, Inc., a Nevada corporation (the “Company”), issued a 10% Subordinated Secured Convertible Debenture (“Subordinated Debenture”) in the principal amount of $25 thousand to Michel Botbol, the Company’s Chairman and Chief Executive Officer. The Subordinated Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and May 4, 2022. The Subordinated Debenture may be converted at any time after the issuance date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share (“Conversion Price”). Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of May 4, 2026 (the “Warrants”). Mr. Botbol also has the option to extend the maturity date of the loan for a term not to exceed four years from the original maturity date of that loan. The Subordinated Debenture is secured by a lien on all the Company’s assets subordinated to the lien granted to Legacy Tech Partners, LLC (“LTP”). The Company’s U.S. subsidiaries are required to enter into Guaranties in favor of Botbol under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted Botbol a lien on all assets of such subsidiaries subject to the lien held by LTP. The use of proceeds from the Debenture will be to extinguish liabilities of the Company and to fund working capital, general corporate purposes and the development of administrative functions. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021 Mr. Botbol exercised his conversion rights with respect to the entire $25 thousand of outstanding principal at the Conversion Price resulting in the issuance of 500 thousand shares of Common Stock to him. In addition, an equal number of warrants were issued on May 4, 2021 (see Note 8 – “Stock Warrants”). The related amortization of the debt discount to interest expense for the six-month ended June 30, 2021 amounted to $21 thousand.

Note 8 – Stock Warrants

On May 4, 2021, the Company issued 500,000 warrants to M. Botbol, a related party, in connection with conversion of a 10% subordinated convertible debenture in the amount of $25,000 (see Note 7 – “Short-Term and Long-Term Debt”). The warrants entitle the holder to purchase one share of common stock at an exercise price of $0.05 per share at any time on or after the inception date, May 4, 2021, through May 4, 2026, the expiration date. The warrants will not be listed for trading on any national securities exchange.

On June 11, 2021, the Company issued 6,583,500 warrants to Legacy Tech Partners, LLC (LTP), a related party, in connection with conversion of a 10% subordinated convertible debenture in the amount of $330,000 of outstanding principal (see Note 7 – “Short-Term and Long-Term Debt”). The warrants entitle the holder to purchase one share of common stock at an exercise price of $0.05 per share at any time on or after the inception date, June 11, 2021, through March 8, 2026, the expiration date. The warrants are not listed for trading on any national securities exchange.

A summary of the warrant activities for the six months ended June 30, 2021, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)[1]
Balance as of January 1, 2021	—	—	—	—
Granted	7,083,500	$0.05	4.8	—
Balance as of June 30, 2021	7,083,500	$0.05	4.8	390
Exercisable as of June 30, 2021	7,083,500	$0.05	4.8	$390

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.105 for our common stock on June 30, 2021.

Note 9 - Income Taxes

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

We recorded income tax benefit of $131 thousand and income tax expense of $1,122 thousand for the three months ended June 30, 2021 and 2020, respectively. We recorded income tax expense of $915 and $995 thousand for the six months ended June 30, 2021 and 2020 respectively. Our effective tax rate was (56.7%) and 22.8% for the three months ended June 30, 2021 and 2020 and 67% and 12.8% for the six months ended June 30, 2021 and 2020, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 26% primarily because of our reduced operations while also recognizing revenues from the expiration of student contracts.

The Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the associated deferred tax assets. As of June 30, 2021 and December 31, 2020, we retained a valuation allowance of $3.5 million and $3.6 million, respectively, for a certain number of our international subsidiaries.

During the six months ended June 30, 2021 and 2020, there were no material changes in uncertain tax positions. We do not expect any significant changes to unrecognized tax benefits in this and next year. We estimate $0.3 million and $0.3 million of the unrecognized tax benefits, which if recognized, would impact the effective tax rate at June 30, 2021 and December 31, 2020, respectively.

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

Note 10 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of June 30, 2021 and December 31, 2020, including foreign subsidiaries, without FDIC coverage were $0.6 million and $0.8 million, respectively.

Revenue.

A significant portion of our revenue was derived from the Rich Dad brands, as a result of contracts with students entered into prior to the expiration, in 2019, of our License Agreement with Rich Dad Operating Company, LLC. For the three months ended June 30, 2021 and 2020, Rich Dad brands provided 67.5% and 85.5% of our revenue. For the six months ended June 30, 2021 and 2020, Rich Dad brands provided 59.6% and 76.9% of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (see Note 11 — Segment Information).

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

Note 11 - Segment Information

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

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2021	2020	2021	2020
North America	46.2%	92.6%	55.0%	96.6%
U.K.	53.8%	2.4%	45.0%	1.4%
Other foreign markets	—%	5.0%	—%	2.0%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

Operating results for the segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment revenue	(In thousands)		(In thousands)
North America	$1,553	$5,340	$3,293	$13,640
U.K.	1,809	138	2,689	198
Other foreign markets	—	287	—	287
Total consolidated revenue	$3,362	$5,765	$5,982	$14,125

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment gross profit contribution *	(In thousands)		(In thousands)
North America	$522	$3,876	$1,935	$7,674
U.K.	1,494	222	2,209	299
Other foreign markets	—	338	—	337
Total consolidated gross profit	$2,016	$4,436	$4,144	$8,310

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization expenses	(In thousands)		(In thousands)
North America	$—	$14	$2	$28
U.K.	1	3	2	7
Other foreign markets	—	1	—	1
Total consolidated depreciation and amortization expenses	$1	$18	$4	$36

	June 30,	December 31,
	2021	2020
Segment identifiable assets	(In thousands)
North America	$2,930	$3,834
U.K.	127	1,266
Other foreign markets	195	192
Total consolidated identifiable assets	$3,252	$5,292

Note 12 - Revenue Recognition

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. As of June 30, 2021, we have deferred revenue of $5.1 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from six to twenty-four months. The revenue associated with these performance obligations is recognized as the obligation is satisfied. As of June 30, 2021, we maintain a reserve for breakage of $2.0 million for the fulfillment of our obligation to students whose contracts expired during our COVID-19 60-day operational hiatus during Q2 2020 (see Note 1 – “General”).

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Revenue Type:
Seminars	$1,300	$183	$—	$1,483	$4,889	$138	$284	$5,311
Products	82	—	—	82	—	—	—	—
Coaching and Mentoring	—	—	—	—	83	—	—	83
Online and Subscription	8	—	—	8	368	—	3	371
Other	163	1,626	—	1,789	—	—	—	—
Total revenue	$1,553	$1,809	$—	$3,362	$5,340	$138	$287	$5,765

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Revenue Type:
Seminars	$3,028	$1,063	$—	$4,091	$11,157	$198	$284	$11,639
Products	91	—	—	91	394	—	—	394
Coaching and Mentoring	—	—	—	—	1,043	—	—	1,043
Online and Subscription	11	—	—	11	930	—	3	933
Other	163	1,626	—	1,789	116	—	—	116
Total revenue	$3,293	$2,689	$—	$5,982	$13,640	$198	$287	$14,125

Note 13 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including T&B Seminars, Inc., and Rich Dad. Total royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income for the three months ended June 30, 2021 and 2020 were $0.0 million and $0.0 million, respectively and $0.0 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. Our License Agreement with our Rich Dad brand licensor expired on September 30, 2019.

Custodial and Counterparty Risk.

We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at June 30, 2021 and December 31, 2020, were $0.6 million and $1.2 million, respectively. These balances are included on the Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At June 30, 2021 and December 31, 2020, we did not have a CDAR balance.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida (the “Court”) by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its General Counsel and former Chief Executive Officer were named as defendants to a civil conspiracy count. The suit, as originally filed, primarily related to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit, as originally filed, included claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint with the Court against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holdings, Inc. (“Holdings”), and certain shareholders of the Company. The Second Amended Complaint included claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint, which included claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of Unfair and Deceptive Business Practices Act against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s current General Counsel, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. On September 17, 2020, the Court (i) granted summary judgment in favor of Tigrent and Holdings on TBPI’s claim for conspiracy; (ii) denying TBPI’s motion for summary judgment against Tigrent in which TBPI sought a declaration by the Court that claims against TBPI in a lawsuit to which neither Tigrent nor Holdings is a party (“Third Party Lawsuit”) were within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement; and (iii) denying TBPI’s motion for summary judgment in which TBPI sought a declaration by the Court that TBPI’s attorney’s fees incurred the Third Party Lawsuit were also within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement. On August 18, 2020, TBPI voluntarily dismissed all shareholder defendants, other than Mr. May and Steven Barre, Tigrent’s former Chief Executive Officer. On January 4, 2021, a Settlement Agreement and Mutual Release was entered into by and between TBPI, M. Barry Strudwick, Carl Weiss and Susan Weiss (the “Strudwick Parties”) and Tigrent Inc., Legacy Education Alliance, Inc., Legacy Education Alliance Holdings, Inc., Mr. May, and Steven Barre (Defendants) pursuant to which the Strudwick Parties agreed to dismiss the lawsuit with prejudice against all parties and the Company agreed to pay the aggregate sum of $400 thousand payable in one installment of $100 thousand on February 18, 2021 and five quarterly installments of $60 thousand commencing on May 19, 2021, which the Company has accrued for within accounts payable as of June 30, 2021, and within accounts payable and other long-term liability for the current and long-term portions as of December 31, 2021, within the Consolidated Balance Sheets. The parties also exchanged mutual releases as part of the Settlement Agreement. The lawsuit was dismissed by order of the Court on January 12, 2021. Through June 30, 2021, the Company has paid $160 thousand of the total settlement.

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

Other Legal Proceeding.

In the Matter of Elite Legacy Education UK Ltd., Proposal for a Company Voluntary Arrangement. At a meeting held on January 11, 2021 (“Creditors’ Meeting”), the creditors of Elite Legacy Education UK Ltd (“ELE UK”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), approved a Proposal for a Company Voluntary Arrangement (the “CVA”) under the UK Insolvency Act 1986 (the “IA”) and the UK Insolvency Rules 2016 (the “IR”). Under the terms of the CVA, CVR Global LLP has been appointed as Supervisor of ELE UK for the purposes of administering the Arrangement. At the Creditors Meeting, the creditors also approved a modification to the CVA whereby any tax refunds due to ELE UK would be paid to the Supervisor and made available for distribution to creditors. The Supervisor will wind down the business of ELE UK and make distributions to ELE UK’s non-student creditors in accordance with the applicable provisions of the IA and the IR, on and subject to the terms and conditions set forth in the CVA in satisfaction of the non-student creditors’ respective claims against ELE UK. During the quarter ended June 30, 2021, and pursuant to the CVA, student creditors of ELE UK were provided the opportunity to receive trainings from an independent training provider in satisfaction of their respective claims against ELE UK; as a result, all obligations of ELE UK to student creditors have been satisfied. Pursuant to the CVA, and at its conclusion, the remaining assets of ELE UK, if any, would be distributed to LEAI. As a result of the CVR, the Winding-Up Petition, CR-2020-001958, filed in the High Court of Justice, Business and Property Courts of England and Wales has been dismissed. At this time, LEAI management is unable to anticipate any distributions that would be received from ELE UK.

Note 14 - Leases

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

We do not separate lease and non-lease components of contracts. There are no material residual value guarantees associated with any of our leases. There are no significant restrictions or covenants included in our lease agreements other than those that are customary in such arrangements.

Lease Position as of June 30, 2021 and December 31, 2020

The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

Classification on the Balance Sheet	June 30, 2021	December 31, 2020
	(in thousands)
Operating lease right of use assets	$32	$45
Total lease assets	$32	$45

Current operating lease liabilities	$26	$25

Long-term operating lease liabilities	$7	$20
Total lease liabilities	$33	$45

Lease cost for the three and six months ended June 30, 2021 and 2020

The table below presents the lease related costs recorded on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2021	2020	2021	2020
	(in thousands)		(in thousands)
General and administrative expenses	$7	$3	$13	$10
Total lease cost	$7	$3	$13	$10

Other Information

The table below presents supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13	$11
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	—	(2)

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term - operating leases	1.25 years	1.75 years
Weighted average discount rate - operating leases	12.00%	12.00%

There are no lease arrangements where the Company is the lessor.

Note 15 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to August 16, 2021, the date that the financial statements were issued. Other than as described in Note 7 “Short-Term and Long-Term Debt”, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the six months ended June 30, 2021, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2020, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El MoussaTM.

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

We also provide a richer experience for our students through one-on-one mentoring (two to three days in length, on site or remotely, although we temporarily suspended providing on-site mentorships as a result of the COVID-19 pandemic) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). During the third quarter of 2021, we have resumed providing on-site mentorships on a limited basis. Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014. Today we are a global company that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. In March 2020, as a result of the COVID-19 pandemic, and the resulting worldwide restrictions on travel and social distancing, we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed online operations in July 2020, and live operations on a limited basis in November 2020. The Company expects to conduct additional live events as lockdown restrictions continue to ease and hopes to return to a normal schedule over the coming months. The Company will continue following strict safety protocols at the live events. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact of such activities will have on our financial performance. We are not able to fully quantify the impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2021 and beyond.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since January 1, 2020, we have operated under two brands:

●	Building Wealth with LegacyTM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In the fourth quarter of 2020, the Company began transitioning to its proprietary brand name Building Wealth with LegacyTM. During the six months ended June 30, 2021, we marketed our products and services exclusively under this brand.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered free workshops nationwide, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products. In November 2020, we suspended conducting Homemade Investor by Tarek El MoussaTM sales events to focus on developing our proprietary Building Wealth with LegacyTM brand.

Recent Developments

Impact from COVID-19 Pandemic.

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

Second Draw Paycheck Protection Program Note Agreement

On April 20, 2021, Elite Legacy Education, Inc (ELE), a wholly-owned subsidiary of the Company, closed on an unsecured Paycheck Protection Program Note agreement (the “Promissory Note”) to borrow $1,899,832 from Cross River Bank, the lender, pursuant to the Paycheck Protection Program (“PPP”), originally created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and extended to “Second Draw” PPP loans as described below. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, utilities, and certain covered operating expenses. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The Second Draw PPP Loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If all or any portion of the loan is not forgiven in accordance with the terms of the program, ELE will be obligated to make monthly payments of principal and interest in amounts to be calculated after the amount of loan forgiveness, if any, is determined to repay the balance of the loan in full prior to maturity. The Promissory Note contains customary events of default relating to, among other things, payment defaults and breaches of representations. ELE may prepay the loan at any time prior to maturity with no prepayment penalties.

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

Results of Operations

Our financial results in the second quarter of 2021 were negatively impactec by the COVID-19 pandemic, slower than we anticipated establishment of our new Homemade Investor brand, as well as the effect of winding down our Rich Dad brand and other matters as disclosed in the litigation section of Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Our Results of Operations in 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$3,362	$5,765	$5,982	$14,125

Operating costs and expenses:
Direct course expenses	790	1,155	1,224	3,843
Advertising and sales expenses	556	171	614	1,913
Royalty expenses	—	3	—	59
General and administrative expenses	1,398	1,021	2,396	2,478
Total operating costs and expenses	2,744	2,350	4,234	8,293
Income from operations	618	3,415	1,748	5,832

Other expense:
Interest expense, net	(386)	(20)	(386)	(103)
Other expense, net	(1)	(33)	(3)	(7)
Total other expense, net	(387)	(53)	(389)	(110)
Income from continuing operations before income taxes	231	3,362	1,359	5,722
Income tax (expense) benefit	131	(1,122)	(915)	(995)
Net income from continuing operations	362	2,240	444	4,727
Income from discontinued operations	—	1,563	171	2,109
Net income from discontinued operations	—	1,563	171	2,109
Net income	$362	$3,803	$615	$6,836

Basic earnings per common share - continuing operations	$0.01	$0.09	$0.02	$0.21
Basic earnings per common share - discontinued operations	—	0.07	—	0.09
Basic earnings per common share	$0.01	$0.16	$0.02	$0.30

Diluted earnings per common share - continuing operations	$0.01	$0.09	$0.02	$0.20
Diluted earnings per common share - discontinued operations	—	0.07	—	0.09
Diluted earnings per common share	$0.01	$0.16	$0.02	$0.29

Basic weighted average common shares outstanding	25,113	23,017	24,156	23,001
Diluted weighted average common shares outstanding	31,843	23,163	30,048	23,163

Comprehensive income:
Net income	$362	$3,803	$615	$6,836
Foreign currency translation adjustments, net of tax of $0	(52)	(682)	51	1,228
Total comprehensive income	$310	$3,121	$666	$8,064

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%

Operating costs and expenses:
Direct course expenses	23.5	20.0	20.5	27.2
Advertising and sales expenses	16.5	3.0	10.3	13.5
Royalty expenses	—	0.1	0.0	0.4
General and administrative expenses	41.6	17.7	40.1	17.5
Total operating costs and expenses	81.6	40.8	70.9	58.6
Income from operations	18.4	59.2	29.1	41.4

Other expense:
Interest expense, net	(11.5)	(0.3)	(6.4)	(0.7)
Other expense, net	—	(0.6)	—	(0.1)
Total other expense, net	(11.5)	(0.9)	(6.4)	(0.8)
Income from continuing operations before income taxes	6.9	58.3	22.7	40.6
Income tax (expense) benefit	3.9	(19.4)	(15.3)	(7.1)
Net income from continuing operations	10.8	38.9	7.4	33.5
Income from discontinued operations	—	27.1	2.9	14.9
Net income from discontinued operations	—	27.1	2.9	14.9
Net income	10.8%	66.0%	10.3%	48.4%

Outlook

Cash sales were $0.7 million for the six months ended June 30, 2021 compared to $3.3 million for the six months ended June 30, 2020, a decrease of $2.6 million or 80.0%. The decrease was driven by a $2.6 million decrease in our North American segment.

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

Operating Segments

Our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of total revenue	2021	2020	2021	2020
North America	46.2%	92.6%	55.0%	96.6%
U.K.	53.8%	2.4%	45.0%	1.4%
Other foreign markets	—%	5.0%	—%	2.0%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

North America

Revenue derived from the Rich Dad brands in our North America segment was $1.1 million and $4.6 million or as a percentage of total segment revenue was 68.8% and 86.8% for the three months ended June 30, 2021 and 2020 and $1.8 million and $10.4 million or as a percentage of total segment revenue was 54.5% and 76.5% for the six months ended June 30, 2021 and 2020, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. Revenue derived from our Homemade Investor brand was $71.0 thousand and $26.0 thousand or as a percentage of total segment revenue was 4.6% and 0.5% for the three months ended June 30, 2021 and 2020 and $346.0 thousand and $380.0 thousand or as a percentage of total segment revenue was 10.5% and 2.8% for the six months ended June 30, 2021 and 2020, respectively.

The North America segment revenue was $1.6 million and $5.4 million or as a percentage of total revenue was 46.2% and 92.6% for the three months ended June 30, 2021 and 2020, and $3.3 million and $13.6 million or as a percentage of total revenue was 55.0% and 96.6% for the six months ended June 30, 2021 and 2020, respectively. The decrease in revenue of $3.8 million or 70.4% during the three months ended June 30, 2021 compared to the same period in 2020, was due to a decrease in recognition of revenue from attendance (i.e. fulfillment) of $0.9 million or 64.9% and decrease in revenue from expired contracts of $2.9 million or 72.9%. The decrease in revenue of $10.3 million or 75.7% during the six months ended June 30, 2021 compared to the same period in 2020, was due to a decrease in recognition of revenue from attendance (i.e. fulfillment) of $5.2 million or 82.4% and decrease in revenue from expired contracts of $5.1 million or 70.3%.

U.K.

Revenue derived from the Rich Dad brands in our U.K. segment was $1.2 million and $0.1 million or as a percentage of total segment revenue was 66.7% and 50.0% for the three months ended June 30, 2021 and 2020 and $1.8 million and $0.1 million or as a percentage of total revenue was 66.7% and 50.0% for the six months ended June 30, 2021 and 2020, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $1.8 million and $0.1 million or as a percentage of total revenue was 53.8% and 2.4% for the three months ended June 30, 2021 and 2020 and $2.7 million and $0.2 million or as a percentage of total revenue was 45.0% and 1.4% for the six months ended June 30, 2021 and 2020, respectively. The increase in revenue of $1.7 million for the three months ended June 30, 2021 compared to the same period in 2020, was due to an increase in revenue from expired contracts of $1.5 million and $0.2 million increase in attendance revenue (i.e. fulfillment). The increase in revenue of $2.5 million for the six months ended June 30, 2021 compared to the same period in 2020, was due to an increase in revenue from expired contracts of $2.4 million and $0.1 million increase in attendance revenue (i.e. fulfillment). During the quarter ended June 30, 2021, we satisfied all outstanding obligations to students of our subsidiary Elite Legacy Education UK LTD (ELE UK) within the U.K. segment.

Other Foreign Markets

Historically, we have operated in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. During the three and six months ended June 30, 2021, as a result of the COVID-19 pandemic, we placed in liquidation certain entities that operated in this segment, resulting in zero revenues and expenses from continuing operations in the other foreign markets segment for the three and six months ended June 30, 2021. Our other foreign markets segment revenue for the three and six months ended June 30, 2020 was $0.3 million or as a percentage of total revenue was 5.0% and 2.0%, respectively.

Three months ended June 30, 2021 Compared to Three months ended June 30, 2020

Revenue

Revenue was $3.4 million for the three months ended June 30, 2021 compared to $5.8 million for the three months ended June 30, 2020. Revenue decreased $2.4 million or 41.4% during the three months ended June 30, 2021 compared to the same period in 2020. The decrease in revenue was mainly due to the decrease in recognition of revenue from expired contracts of $1.6 million or 37.8% and decreased attendance (i.e. fulfillment) of $0.8 million or 53.%. The decrease in attendance was mainly due to governmental and private travel restrictions and students’ concerns around public gatherings and social distancing as a result of the coronavirus pandemic.

Cash sales were $0.5 million for the three months ended June 30, 2021 compared to $0.3 million for the three months ended June 30, 2020, an increase of $0.2 million or 89.7%. The increase was driven by a $0.2 million increase due to the Company resuming live events in its North American segment.

Operating expenses

Total operating costs and expenses were $2.8 million for the three months ended June 30, 2021 compared to $2.4 million for the three months ended June 30, 2020, an increase of $0.4 million. The increase was due to a $0.4 million increase in general and administrative expenses and $0.4 million increase in advertising and sales expenses, partially offset by a $0.4 million decrease in direct course expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.8 million for the three months ended June 30, 2021 compared to $1.2 million for the three months ended June 30, 2020, a decrease of $0.4 million or 33.3%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

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

Advertising and sales expenses were $0.6 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $0.4 million. As a percentage of revenue, advertising and sales expenses were 16.5% and 3.0% of revenue for the three months ended June 30, 2021 and 2020, an increase of 13.5%. The increase in advertising and sales expenses was due to resuming live events in our North American segment.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. Royalty expenses were $0.0 thousand for the three months ended June 30, 2021 compared to $3.0 thousand for the three months ended June 30, 2020, a decrease of $3.0 thousand as a result of the Company selling courses under its proprietary brand Building Wealth with Legacy TM exclusively.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $1.4 million for the three months ended June 30, 2021 compared to $1.0 million for the three months ended June 30, 2020, an increase of $0.4 million, or 40.0%. The increase in general and administrative expenses was a direct result of rehiring personnel in support of live events.

Income tax expense

We recorded income tax benefit of $131 thousand and income tax expense of $1,122 thousand for the three months ended June 30, 2021 and 2020, respectively. Our effective tax rate was (56.7)% and 33.4% for the three months ended June 30, 2021 and 2020, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 26%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2021 and December 31, 2020, valuation allowances of $3.5 million and $3.7 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income from continuing operations

Net income from continuing operations was $0.4 million or $0.01 per basic and diluted common share for the three months ended June 30, 2021 compared to net income from continuing operations of $2.2 million or $0.09 per basic and diluted common share for the three months ended June 30, 2020, a decrease in net income from continuing operations of $1.8 million or $0.08 per basic and diluted common share.

Net income from discontinued operations

There was no net income (loss) from discontinued operations for the three months ended June 30, 2021. Net income from discontinued operations was $1.6 million or $0.7 per basic and diluted common share for the three months ended June 30, 2020.

Net income

Net income was $0.4 million or $0.01 per basic and diluted common share for the three months ended June 30, 2021, compared to a net income of $3.8 million or $0.16 per basic and diluted common share for the three months ended June 30, 2020, a decrease in net income of $3.4 million or $0.15 per basic and diluted common share.

Six months ended June 30, 2021 Compared to Six months ended June 30, 2020

Revenue

Revenue was $6.0 million for the six months ended June 30, 2021 compared to $14.1 million for the six months ended June 30, 2020. Revenue decreased $8.1 million or 57.6% during the six months ended June 30, 2021 compared to the same period in 2020. The decrease in revenue was mainly due to a decreased attendance (i.e. fulfillment) of $5.1 million or 79.9% and decrease in recognition of revenue from expired contracts of $3.0 million or 39.0%. The decrease in attendance was mainly due to governmental and private travel restrictions and students’ concerns around public gatherings and social distancing as a result of the coronavirus pandemic.

Cash sales were $0.7 million for the six months ended June 30, 2021 compared to $3.3 million for the six months ended June 30, 2020, a decrease of $2.6 million or 80.0%. The decrease was driven by a $2.6 million decrease in our North American segment.

Operating expenses

Total operating costs and expenses were $4.2 million for the six months ended June 30, 2021 compared to $8.3 million for the six months ended June 30, 2020, a decrease of $4.1 million or 49.4%. The decrease was primarily due to a $2.6 million decrease in direct course expenses, a $1.3 million decrease in advertising and sales expenses, a $0.1 million decrease in general and administrative expenses and a $0.1 million decrease in royalty expenses. These decreases were related to disruptions in operations and sales activities due to the impact of the COVID-19 pandemic.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $1.2 million for the six months ended June 30, 2021 compared to $3.8 million for the six months ended June 30, 2020, a decrease of $2.6 million or 68.4%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

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

Advertising and sales expenses were $0.6 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $1.3 million, or 68.4%. As a percentage of revenue, advertising and sales expenses were 10.3% and 13.5% of revenue for the six months ended June 30, 2021 and 2020, a decrease of 3.2%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. Royalty expenses were $0.0 million for the six months ended June 30, 2021 compared to $0.1 million for the six months ended June 30, 2020, a decrease of $0.1 million as a result of the Company selling courses under its proprietary brand Building Wealth with Legacy TM exclusively.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $2.4 million for the six months ended June 30, 2021 compared to $2.5 million for the six months ended June 30, 2020, a decrease of $0.1 million, or 4.0%.

Income tax expense

We recorded income tax expense of $915 thousand and $995 thousand for the six months ended June 30, 2021 and 2020, respectively. Our effective tax rate was 33.4% and 12.8% for the six months ended June 30, 2021 and 2020, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2021 and December 31, 2020, valuation allowances of $3.5 million and $3.7 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income from continuing operations

Net income from continuing operations was $0.4 million or $0.02 per basic and diluted common share for the six months ended June 30, 2021 compared to net income from continuing operations of $4.7 million or $0.21 per basic and $0.20 per diluted common share for the six months ended June 30, 2020, a decrease in net income from continuing operations of $4.3 million or $0.19 per basic and $0.18 per diluted common share.

Net income from discontinued operations

Net income from discontinued operations was $0.2 million or $0.0 per basic and diluted common share for the six months ended June 30, 2021 compared to net income from discontinued operations for the six months ended June 30, 2020 of $2.1 million or $0.09 per basic and diluted common share, a decrease in net income from discontinued operations of $1.9 million or $0.09 per basic and diluted common share.

Net income

Net income was $0.6 million or $0.02 per basic and diluted common share for the six months ended June 30, 2021, compared to a net income of $6.8 million or $0.30 per basic and $0.29 per diluted common share for the six months ended June 30, 2020, a decrease in net income of $6.2 million or $0.28 per basic and $0.27 per diluted common share.

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

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents. However, given our decreased operating cash flows during the past two years combined, it has become necessary for us to incur in long-term debt and in equity transactions to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, favorable terms from our merchant processors, seasonality, and fluctuations in foreign currency exchange rates.

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2021 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2021. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the six months ended June 30, 2021, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	(3,440)	(4,022)
Net cash provided by investing activities	—	365
Net cash provided by financing activities	2,300	1,900
Effect of exchange rate differences on cash	464	(783)
Net decrease in cash and cash equivalents and restricted cash	(676)	(2,540)

Operating Cash Flows and Liquidity

Net cash used in operating activities was $3.4 million in the six months ended June 30, 2021 compared to net cash used in operating activities of $4.0 million in the six months ended June 30, 2020, representing a period-over-period increase of $0.6 million. This increase was primarily the result of the Company resuming live events in its North American segment.

Investing Cash Flows

There was no cash used in or provided by investing activity in the six months ended June 30, 2021. Net cash provided by investing activities totaled $365 thousand in the six months ended June 30, 2020, representing our sale of property and equipment and investment property in the six months ended June 30, 2020.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2021 was 23% debt and 77% equity. As of December 31, 2020, our consolidated capital structure was 14% debt and 86% equity.

Net cash provided by financing activities totaled $2.3 million during the six months ended June 30, 2021, representing our proceeds from issuance of the Senior Secured Convertible Debenture to related party and proceeds from borrowings of the second Paycheck Protection Program loan. Net cash provided by financing activities totaled $1.9 million during the six months ended June 30, 2020, representing our proceeds from borrowings of the first Paycheck Protection Program loan.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of June 30, 2021, and December 31, 2020, our consolidated current deferred revenue was $5.1 million and $10.4 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2021.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2021, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2021 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of June 30, 2021, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Quarterly Report. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 13 – “Commitments and Contingencies”, to our Consolidated financial statements.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the Cautionary Note Regarding Forward Looking Statements as set forth in our Current Report on Form 10-K filed with the SEC on April 9, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, on March 8, 2021 Legacy Education Alliance, Inc., a Nevada corporation (the “Company”), issued a Senior Secured Convertible Debenture (“Debenture”) to Legacy Tech Partners, LLC (“LTP”), a Delaware limited liability company and a related party, under which LTP loaned the Company the principal sum of $375 thousand (the “Initial Loan”). The Initial Loan accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The Initial Loan may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021 LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal of the Initial Loan at the Conversion Price resulting in the issuance of 6.6 million shares of Common Stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021.

On May 4, 2021 the Company issued a 10% Subordinated Debenture in the principal amount of $25 thousand to Michel Botbol, the Company’s Chairman and Chief Executive Officer. The Subordinated Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and May 4, 2022. The Subordinated Debenture may be converted at any time after the issuance date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share (“Conversion Price”). Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of May 4, 2026 (the “Warrants”). Mr. Botbol also has the option to extend the maturity date of the loan for a term not to exceed four years from the original maturity date of that loan. The Subordinated Debenture is secured by a lien on all the Company’s assets subordinated to the lien granted to Legacy Tech Partners, LLC (“LTP”). The Company’s U.S. subsidiaries are required to enter into Guaranties in favor of Botbol under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted Botbol a lien on all assets of such subsidiaries subject to the lien held by LTP. The use of proceeds from the Debenture will be to extinguish liabilities of the Company and to fund working capital, general corporate purposes and the development of administrative functions. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021 Mr. Botbol exercised his conversion rights with respect to the entire $25 thousand of outstanding principal at the Conversion Price resulting in the issuance of 500 thousand shares of Common Stock to him. In addition, an equal number of warrants were issued on May 4, 2021.

There were no other sales or repurchases of the Company’s equity securities during the six months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.4	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
4.1	Amendment to Rights Agreement dated as of February 11, 2021, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc. (Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 12, 2021)
10.1	Elite Legacy Education UK LTD, Proposal for Company Voluntary Arrangement (Incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed with the SEC on January 15, 2021)
10.2	Bankruptcy or Receivership of Legacy Education Alliance Australia PTY Ltd (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 2, 2021)
10.3	Bankruptcy or Receivership of Legacy Education Alliance Hong Kong, Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 5, 2021)
10.4	Bankruptcy or Receivership of Tigrent Learning Canada, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 11, 2021)
10.5	Senior Secured Convertible Debenture Agreement dated March 8, 2021 (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.6	Form of Guaranty (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.7	Form of Warrant (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.8	Employment Agreement dated March 9, 2021, between Legacy Education Alliance, Inc., and Michel Botbol (Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.9	Non-Binding Term Sheet, dated February 11, 2021 (Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.10	Subordinated Secured Convertible Debenture Agreement dated May 4, 2021 (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 7, 2021)
10.11	Form of Guaranty (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on May 7, 2021)
10.12	Form of Warranty (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on May 7, 2021)
10.13	Paycheck Protection Program Note, dated April 19, 2021, by and between Cross River Bank and Elite Legacy Education, Inc. (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on April 27, 2021)
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020, (ii) Consolidated Statements of Operations and Comprehensive income for the three months ended June 30, 2021 and 2020 (Unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended June 30, 2021 and 2020 (Unaudited), (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020 (Unaudited) and (v) Notes to Consolidated Financial Statements (Unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: August 16, 2021	By:	/s/ MICHEL BOTBOL
Michel Botbol Chairman of the Board and Chief Executive Officer

Dated: August 16, 2021	By:	/s/ VANESSA GUZMÁN-CLARK
Vanessa Guzmán-Clark, CPA, MSA, MBA
VP & Chief Financial Officer