Form 10-Q
period 2021-09-30
Legacy Education Alliance, Inc.
filed 2021-11-15
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of November 15, 2021: 33,262,697.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$690	$1,500
Restricted cash	624	1,180
Deferred course expenses	280	1,167
Prepaid expenses and other current assets	511	1,578
Inventory	1	10
Discontinued operations current assets	—	820
Total current assets	2,106	6,255
Property and equipment, net	—	4
Right-of-use assets	26	45
Other assets	6	6
Discontinued operations-other assets	33	34
Total assets	$2,171	$6,344
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,451	$1,762
Royalties payable	110	113
Accrued course expenses	266	277
Accrued salaries, wages and benefits	80	73
Operating lease liability, current portion	26	25
Other accrued expenses	3,164	3,888
Deferred revenue	4,302	10,382
Short-term related party debt, net of unamortized debt discount of $26	20	—
Current portion of long-term debt, net of unamortized debt discount of $0	1,018	—
Discontinued operations-current liabilities	9,809	11,286
Total current liabilities	20,246	27,806
Long-term debt, net of current portion and net of unamortized debt discount of $492	1,908	1,900
Deferred tax liability, net	1,513	134
Other long-term liabilities	—	120
Operating lease liability, net of current portion	—	20
Total liabilities	23,667	29,980
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 33,262,697 and 23,279,197 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	12,896	11,564
Cumulative foreign currency translation adjustment	803	416
Accumulated deficit	(35,198)	(35,618)
Total stockholders’ deficit	(21,496)	(23,636)
Total liabilities and stockholders’ deficit	$2,171	$6,344

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,379	$7,439	$7,361	$21,564

Operating costs and expenses:
Direct course expenses	675	1,234	1,899	5,077
Advertising and sales expenses	729	64	1,343	1,977
Royalty expenses	—	9	—	68
General and administrative expenses	1,172	1,129	3,568	3,607
Total operating costs and expenses	2,576	2,436	6,810	10,729
Income (loss) from operations	(1,197)	5,003	551	10,835

Other income (expense):
Interest expense, net	(35)	(105)	(421)	(208)
Other income (expense), net	9	(16)	6	(23)
Gain on forgiveness of PPP Loan	910	—	910	—
Total other income (expense), net	884	(121)	495	(231)
Income (loss) from continuing operations before income taxes	(313)	4,882	1,046	10,604
Income tax (expense) benefit	118	(926)	(797)	(1,921)
Net income (loss) from continuing operations	(195)	3,956	249	8,683
Income from discontinued operations	—	733	171	2,842
Net income from discontinued operations	—	$733	$171	2,842
Net income (loss)	$(195)	$4,689	$420	$11,525

Basic earnings (loss) per common share - continuing operations	$(0.01)	$0.17	$0.02	$0.38
Basic earnings (loss) per common share - discontinued operations	—	$0.03	0.00	0.12
Basic earnings (loss) per common share	$(0.01)	$0.20	$0.02	$0.50

Diluted earnings (loss) per common share - continuing operations	$(0.01)	$0.17	$0.01	$0.37
Diluted earnings (loss) per common share - discontinued operations	—	0.03	0.00	0.12
Diluted earnings (loss) per common share	$(0.01)	$0.20	$0.01	$0.49

Basic weighted average common shares outstanding	33,064	23,138	26,373	23,046
Diluted weighted average common shares outstanding	33,064	23,252	41,776	23,192

Comprehensive income:
Net income (loss)	$(195)	$4,689	$420	$11,525
Foreign currency translation adjustments, net of tax of $0	336	(704)	387	524
Total comprehensive income	$141	$3,985	$807	$12,049

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

				Cumulative foreign
			Additional	currency		Total
	Common stock		paid-in	translation	Accumulated	stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2019	23,163	$2	$11,552	$710	$(51,627)	$(39,363)
Share-based compensation expense	—	—	6	—	—	6
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,910	—	1,910
Net Income	—	—	—	—	3,033	3,033
Balance at March 31, 2020	23,163	$2	$11,558	$2,620	$(48,594)	$(34,414)
Share-based compensation expense	—	—	8	—	—	8
Foreign currency translation adjustment, net of tax of $0	—	—	—	(682)	—	(682)
Net Income	—	—	—	—	3,803	3,803
Balance at June 30, 2020	23,163	$2	$11,566	$1,938	$(44,791)	$(31,285)
Share-based compensation expense	—	—	9	—	—	9
Issuance of common stock	180	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(704)	—	(704)
Net Income	—	—	—	—	4,689	4,689
Balance at September 30, 2020	23,343	$2	$11,575	$1,234	$(40,102)	$(27,291)

				Cumulative foreign
			Additional	currency		Total
	Common stock		paid-in	translation	Accumulated	stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)
Beneficial conversion feature for senior secured convertible debenture – related party	—	—	375	—	—	375
Foreign currency translation adjustment, net of tax of $0	—	—	—	103	—	103
Net Income	—	—	—	—	253	253
Balance at March 31, 2021	23,279	$2	$11,939	$519	$(35,365)	$(22,905)
Common stock and warrants issued for notes payable to related party from conversion of senior secured convertible debt – related party debt discount	7,084	1	354	—	—	355
Beneficial conversion feature for senior secured convertible debenture – related party	—	—	21	—	—	21
Share-based compensation expense	2,585	—	31	—	—	31
Foreign currency translation adjustment, net of tax of $0	—	—	—	(52)	—	(52)
Net Income	—	—	—	—	362	362
Balance at June 30, 2021	32,948	$3	$12,345	$467	$(35,003)	$(22,188)
Share-based compensation expense	315	—	51	—	—	51
Beneficial conversion feature for senior secured convertible debenture	—	—	500	—	—	500
Foreign currency translation adjustment, net of tax of $0	—	—	—	336	—	336
Net Loss	—	—	—	—	(195)	(195)
Balance at September 30, 2021	33,263	$3	$12,896	$803	$(35,198)	$(21,496)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$420	$11,525
Less net income from discontinued operations	171	2,842
Net income from continuing operations	$249	$8,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4	47
Non-cash lease expense	20	22
Gain on the sale of fixed assets and investment property	—	(33)
Share-based compensation	82	23
Amortization of debt discount	376	—
Gain on debt extinguishment (PPP loan forgiveness)	(910)
Deferred income taxes	1,469	(476)

Changes in operating assets and liabilities:
Deferred course expenses	875	3,086
Prepaid expenses and other receivable	481	8,603
Inventory	9	33
Other assets	—	24
Accounts payable-trade	(412)	166
Royalties payable	(11)	(15)
Accrued course expenses	(10)	(187)
Accrued salaries, wages and benefits	8	(379)
Operating lease liability	(20)	(15)
Other accrued expenses	(449)	(6,449)
Deferred revenue	(5,990)	(18,253)
Net cash used in operating activities - continuing operations	(4,229)	(5,120)
Net cash (used in) provided by operating activities - discontinued operations	(41)	43
Net cash used in operating activities	(4,270)	(5,077)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment property	—	370
Net cash provided by investing activities - continuing operations	—	370
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	—	370

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(8)	(500)
Proceeds from issuance of debt	—	2,900
Proceeds from borrowing Paycheck Protection Program loan	1,900	—
Proceeds from debentures including related parties	900	—
Net cash provided by financing activities - continuing operations	2, 792	2,400
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	2,792	2,400
Effect of exchange rate differences on cash	98	(771)
Net decrease in cash and cash equivalents and restricted cash	(1,380)	(3,078)
Cash and cash equivalents and restricted cash, beginning of period, including cash in discontinued operations	$2,694	$6,228
Cash and cash equivalents and restricted cash, end of period	$1,314	$3,150

Supplemental disclosures:
Cash paid during the period for interest	$—	$107
Cash received the period for income taxes, net of payments	$(85)	$—

Supplemental disclosure of non-cash activity:
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$—	$(34)
Common stock and warrants issued from conversion of senior convertible debenture – related party	$355	$—
Initial recognition of beneficial conversion feature for senior secured convertible debt	$896	$—
Note payable issued for insurance policy financing	$26	$—

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description.

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the nine months ended September 30, 2021, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2020, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El MoussaTM.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their courses expire, both of which could be several quarters after the student purchases a program and pays the fee. We recognize revenue immediately when we sell (i) our proprietary products delivered at time of sale and (ii) products fulfilled by third parties. Our symposiums and forums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

We also provide a richer experience for our students through one-on-one mentoring (two to three days in length, on site or remotely, although we temporarily suspended providing on-site mentorships as a result of the COVID-19 pandemic) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student, for example, through his or her first real estate transaction. During the third quarter of 2021, we resumed providing on-site mentorships on a limited basis.

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

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since January 1, 2020, we have operated under two brands:

●	Building Wealth with LegacyTM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In the fourth quarter of 2020, the Company began transitioning to its proprietary brand name Building Wealth with LegacyTM. During the nine months ended September 30, 2021, we marketed our products and services exclusively under this brand.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered free workshops nationwide, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products. In November 2020, we suspended conducting Homemade Investor by Tarek El MoussaTM sales events to focus on developing our proprietary Building Wealth with LegacyTM brand.

Basis of Presentation.

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or “Legacy” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation (“Legacy”), the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, Inc. including Tigrent Inc., a Colorado corporation. All intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 4 “Discontinued Operations”, the sale of the assets and deferred revenues of Legacy Education Alliance International Ltd (Legacy UK), and liquidations of Legacy Education Alliance Hong Kong Limited (Legacy HK), Legacy Education Alliance Australia Pty, Ltd. (Legacy Australia) and Tigrent Learning Canada, Inc. (Tigrent Canada) are reflected as discontinued operations in the consolidated financial statements.

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

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the nine months ended September 30, 2021, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. On September 30, 2021, and December 31, 2020, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	September 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$690	$1,500
Restricted cash	624	1,180
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$1,314	$2,680

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

In 2019, the FASB issued ASU No. 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of ASC 740. This standard also removed the requirement to calculate income tax expense for the stand-alone financial statements of wholly owned subsidiaries. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We adopted this guidance in the first quarter of 2021, and the impact on our financial statements was not material.

Note 3 - Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period.

Share-based compensation expenses related to our restricted stock grants were $51.0 thousand and $9.0 thousand for the three months ended September 30, 2021 and 2020, respectively, and $82.0 and $23.0 thousand for the nine months ended September 30, 2021 and 2020, respectively, which are reported as a separate line item in the consolidated statements of changes in stockholders’ deficit.

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

On August 27, 2021, we granted 315,000 shares of restricted stock to external consultants, which were fully vested at the grant date. The grant date price per share was $0.10 for a total grant date fair value of $31.5 thousand.

Note 4 - Discontinued Operations

On January 27, 2021, Legacy Education Alliance Australia PTY Limited (“LEA Australia”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), appointed Brent Leigh Morgan and Christopher Stephen Bergin, both of the firm of Rodgers Reidy, 326 William Street, Melbourne VIC 3000 Australia, as Joint and Several Liquidators of LEA Australia, to supervise a Creditors Voluntary Liquidation of LEA Australia. Subject to the approval of the creditors of LEA Australia at a meeting held on February 23, 2021, AEDT (February 22, 2021, EST), the Joint Liquidators will wind down the business of LEA Australia and make distributions, if any, to its creditors in accordance with the applicable provisions of the Australian Corporations Act of 2001. The first meeting of creditors of LEA Australia was held on February 24, 2021, (AEDT), at which no resolutions were proposed by the creditors, no nominations for a Committee of Inspection were made, and no alternative liquidator was proposed.

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

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Major classes of assets
Cash and cash equivalents	$—	$14
Deferred course expenses	—	806
Discontinued operations-current assets	—	820
Other assets	33	34
Total major classes of assets - discontinued operations	$33	$854
Major classes of liabilities
Accounts payable	$3,627	$3,698
Accrued course expenses	585	593
Other accrued expenses	437	1,582
Deferred revenue	5,160	5,413
Total major classes of liabilities - discontinued operations	$9,809	$11,286

The financial results of the discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$—	$1,742	$40	$5,522
Total operating costs and expenses	—	764	907	2,436
(Loss) income from discontinued operations	—	978	(867)	3,086
Other expense, net	—	3	(80)	4
Income tax benefit (expense)	—	(248)	1,118	(248)
Net income from discontinued operations	$—	$733	$171	$2,842

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

Our weighted average unvested restricted stock awards outstanding were 2,328,043 and 114,282 for the three months ended September 30, 2021, and 2020, respectively, and 1,438,505 and 146,109 for the nine months ended September 30, 2021, and 2020, respectively.

Weighted average unvested restricted stock awards outstanding for the three months ended September 30, 2021 were not included in the computation of our diluted EPS, as inclusion would have been anti-dilutive, however for the three months ended September 30, 2020 and nine months ended September 30, 2021 and 2020, they were included as they would have been dilutive.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
		Weighted			Weighted
		Average	Loss		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Loss	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(195)	33,064		$4,689	23,252
Amounts allocated to unvested restricted shares	—	—		(23)	(114)
Amounts available to common stockholders	$(195)	33,064	$(0.01)	$4,666	23,138	$0.20
Diluted:
Amounts allocated to unvested restricted shares	—	—		23	114
Amounts reallocated to unvested restricted shares	—	—		(23)	—
Amounts available to stockholders and assumed conversions	$(195)	33,064	$(0.01)	$4,666	23,252	$0.20

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
		Weighted			Weighted
		Average	Earnings		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$420	27,812		$11,525	23,192
Amounts allocated to unvested restricted shares and warrants	(22)	(1,439)		(73)	(146)
Amounts available to common stockholders	$398	26,373	$0.02	$11,452	23,046	$0.50
Diluted:
Amounts allocated to unvested restricted shares	23	1,439		73	146
Stock warrants	—	3,964		—	—
Incremental shares to be issued for convertible note	31	10,000		—	—
Amounts reallocated to unvested restricted shares	(23)	—		(73)	—
Amounts available to stockholders and assumed conversions	$429	41,776	$0.01	$11,452	23,192	$0.49

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

In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

●	Level 1 - Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

●	Quoted prices for similar assets or liabilities in active markets

●	Quoted prices for identical or similar assets or liabilities in markets that are not active

●	Inputs other than quoted prices that are observable for the asset or liability

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

●	Level 3 - Inputs that are unobservable and reflect our assumptions used in pricing the asset or liability based on the best information available under the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

As of September 30, 2021 and December 31, 2020, the Company does not have any financial assets or liabilities measured and recorded at fair value on its consolidated balance sheet on a recurring basis.

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, accounts payable, deferred course expenses, accrued expenses, deferred revenue, and debt. U.S. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management believes the carrying value of its financial instruments approximates their fair value due either to the length of maturity interest rates that approximate prevailing market rates.

Note 7 - Short-Term and Long-Term Debt

(in thousands)	As of September 30, 2021	As of December 31, 2020
Senior Secured Convertible Debenture	$500	$—
Debt Discount	(492)	—
Senior Secured Convertible Debenture, net	8	—
Paycheck Protection Program loan	1,000	1,900
Paycheck Protection Program loan 2	1,900	—
IPFS Insurance Premium Note Payable	18	—
Total debt, net of debt discount	2,926	1,900
Less current portion of long-term debt	(1,018)	—
Total long-term debt, net of current portion	$1,908	$1,900

Short-term related party debt:

(in thousands)	As of September 30, 2021	As of December 31, 2020

Senior Secured Convertible Debenture - related party	$47	$—
Debt Discount-related party	(27)
Senior Secured Convertible Debenture - related party, net	$20	$—

The following is a summary of scheduled debt maturities by year (in thousands):

2021	$9
2022	1,029
2023	—
2024	—
2025	—
Thereafter	1,908
Total debt, net of debt discount	$2,946

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

In March 2021, ELE was notified that PPBI sold substantially all of its PPP loans, including ELE’s loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for ELE’s PPP loan. On August 4, 2021, ELE received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $900 thousand in principal and $11 thousand in interest. The remaining outstanding principal balance of $1,000 thousand is due on April 24, 2022. The accrued interest of $1.7 thousand through September 30, 2021, is due monthly beginning October 2021.

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“LTP Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The LTP Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The LTP Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). Under the term of the original LTP Debenture, LTP had an obligation to lend the Company an additional $625 thousand under the same terms prior to March 31, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the nine months ended September 30, 2021. The LTP Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the LTP Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (EdTech) business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the LTP Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the LTP Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. At the Annual Meeting of Stockholders of the Company held on July 2, 2021, the stockholders approved the future issuance of shares to LTP upon conversion under the LTP Debenture in excess of the 19.9% limitation, but no such shares have been issued. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the Conversion Price resulting in the issuance of 6.6 million shares of Common Stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 8 – “Stock Warrants”). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the nine-months ended September 30, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the nine months ended September 30, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the nine-month ended September 30, 2021, amounted to $347.5 thousand.

On August 27, 2021, the Company amended the terms of the LTP Debenture to reduce LTP’s maximum funding obligation from $1 million to $675 thousand and to require LTP to fund the remaining principal balance of $300 thousand no later than October 15, 2021. On October 15, 2021, the Company received $100 thousand of the remaining $300 thousand funding obligation of LTP. On October 27, 2021, LTP funded the remaining funding obligation of $200 thousand.

Second Draw Paycheck Protection Program Note Agreement.

On April 20, 2021, Elite Legacy Education, Inc (ELE), a wholly-owned subsidiary of the Company, closed on an unsecured Paycheck Protection Program Note agreement (the “Promissory Note”) to borrow $1,899,832 from Cross River Bank, the lender, pursuant to the Paycheck Protection Program (“PPP”), originally created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and extended to “Second Draw” PPP loans as described below. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, utilities, and certain covered operating expenses. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The Second Draw PPP Loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If all or any portion of the loan is not forgiven in accordance with the terms of the program, ELE will be obligated to make monthly payments of principal and interest in amounts to be calculated after the amount of loan forgiveness, if any, is determined to repay the balance of the loan in full prior to maturity. The Promissory Note contains customary events of default relating to, among other things, payment defaults and breaches of representations. ELE may prepay the loan at any time prior to maturity with no prepayment penalties. The principal balance amounted to $1.9 million, as of September 30, 2021.

Debenture, Warrant and Guaranty Agreements, and Exercise of Conversion Rights.

On May 4, 2021, Legacy Education Alliance, Inc., a Nevada corporation (the “Company”), issued a 10% Subordinated Secured Convertible Debenture (“Subordinated Debenture”) in the principal amount of $25 thousand to Michel Botbol, the Company’s Chairman and Chief Executive Officer. The Subordinated Debenture called for interest at a rate of 10% and would have been due on the earlier of the occurrence of certain liquidity events with respect to the Company and May 4, 2022. The Subordinated Debenture was convertible at any time after the issuance date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share (“Conversion Price”). Together with each Conversion Share, a warrant would be issued with a strike price of $0.05 per share and an expiration date of May 4, 2026 (the “Warrants”). Mr. Botbol also had the option to extend the maturity date of the loan for a term not to exceed four years from the original maturity date of that loan. The Subordinated Debenture is secured by a lien on all the Company’s assets subordinated to the lien granted to Legacy Tech Partners, LLC (“LTP”). The Company’s U.S. subsidiaries are required to enter into Guaranties in favor of Botbol under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted Botbol a lien on all assets of such subsidiaries subject to the lien held by LTP. The use of proceeds from the Debenture was to extinguish liabilities of the Company and to fund working capital, general corporate purposes and the development of administrative functions. The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021, Mr. Botbol exercised his conversion rights with respect to the entire $25 thousand of outstanding principal at the Conversion Price resulting in the issuance of 500 thousand shares of Common Stock to him. In addition, an equal number of warrants were issued on May 4, 2021 (see Note 8 – “Stock Warrants”). The related amortization of the debt discount to interest expense for the nine-month ended September 30, 2021, amounted to $21 thousand. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”).

Senior Secured Convertible Debenture, Advisory Agreement, and Intercreditor Agreement

On August 27, 2021, the Company issued a $500 thousand Senior Secured Convertible Debenture (GLD “Debenture”) to GLD Legacy Holdings, LLC, (GLD). The GLD Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company or August 27, 2026. The GLD Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of August 27, 2026 (the “Warrants”). The cash receipt date, August 27, 2021, was used for the market value of stock on measurement date, at $0.10 per common share, resulting in the recognition of debt discount and additional paid-in capital of $500 thousand, respectively, within the consolidated balance sheet for the nine-months ended September 30, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $500 thousand related to the beneficial conversion feature during the nine months ended September 30, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the nine-month ended September 30, 2021, amounted to $8.3 thousand. Net proceeds were $485.2 thousand after legal fees and transaction expenses of $14.8 thousand, which are included in our consolidated statement of operations for the nine months ended September 30, 2021. GLD has an option to lend the Company an additional $500 thousand under the same terms prior to December 31, 2023. The GLD Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on August 27, 2021, in favor of GLD under which such subsidiaries guaranteed the Company’s obligations under the GLD Debenture and granted GLD a lien on all assets of such subsidiaries. The proceeds from the GLD Debenture were used for working capital for the development of the Company’s Legacy EdTech business and for working capital for the operation of the Company’s seminar business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. Under the terms of the GLD Debenture, and until all of the obligations of the Company under the GLD Debenture have been paid in full, GLD may appoint one member to the Board of Directors of the Company, subject to the review and approval of the GLD appointed candidate by the Nominating and Governance Committee of the Company. In lieu of cash compensation, the GLD appointed director will receive a grant of 150,000 restricted shares of Common Stock of the Company upon appointment to the Board.

Pursuant to the terms of the GLD Debenture, on August 27, 2021, the Company entered into an Advisory Services Agreement with GLD Advisory Services, LLC, (GLDAS) an affiliate of GLD. GLDAS will provide the Company and its subsidiaries with business, finance and organizational strategy, advisory, consulting and other services related to the business of the Company. In lieu of cash compensation, on the effective date of the agreement, August 27, 2021, GLDAS received fully vested 315,000 shares of Common Stock of the Company and will receive 315,000 shares of Common Stock thereafter on each anniversary until the GLD debenture has been repaid in full.

On August 27, 2021, in connection with the GLD Debenture, the Company entered into an Intercreditor Agreement with GLD, LTP, and Barry Kostiner, a related party. LTP and GLD agreed that LTP’s and GLD’s respective rights under the LTP Debenture and GLD Debenture would rank equally and ratably in all respects to one another including, without limitation, rights in collateral, right and priority of payment and repayment of principal, interest, and all fees and other amounts. The Intercreditor Agreement also appoints Barry Kostiner as Servicing Agent to act on behalf of all GLD and LTP, subject to the terms of the agreement, with respect to (a) enforcing GLD’s and LTP’s rights and remedies, and the Company’s obligations, under the Debentures.

IPFS Premium Finance Agreement

On July 30, 2021, the Company entered into a premium finance agreement for insurance coverage in the amount of $26 thousand at an interest rate of 5.55% for 10 months. The balance remaining as of September 30, 2021, is $18 thousand.

Note 8 - Stock Warrants

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

A summary of the warrant activities for the nine months ended September 30, 2021, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)[1]
Balance as of January 1, 2021	-	-	-	-
Granted	7,083,500	$0.05	-	-
Balance as of September 30, 2021	7,083,500	$0.05	4.5	270
Exercisable as of September 30, 2021	7,083,500	$0.05	4.5	270

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.0881 for our common stock on September 30, 2021.

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

We recorded income tax benefit of $0.1 million and income tax expense of $1.00 million for the three months ended September 30, 2021 and 2020, respectively. We recorded income tax expense of $0.8 million and $1.9 million for the nine months ended September 30, 2021 and 2020 respectively. Our effective tax rate was 37.7% and 19.5% for the three months ended September 30, 2021 and 2020 and 76.2% and 18.1% for the nine months ended September 30, 2021 and 2020, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 26% primarily because of our reduced operations while also recognizing revenues from the expiration of student contracts.

The Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the associated deferred tax assets. As of September 30, 2021 and December 31, 2020, we retained a valuation allowance of $3.4 million and $3.6 million, respectively, for a certain number of our international subsidiaries.

During the nine months ended September 30, 2021 and 2020, there were no material changes in uncertain tax positions. We do not expect any significant changes to unrecognized tax benefits in this and next year. We estimate $0.0 million and $0.3 million of the unrecognized tax benefits, which if recognized, would impact the effective tax rate at September 30, 2021 and December 31, 2020, respectively.

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

Note 10 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of September 30, 2021 and December 31, 2020, including foreign subsidiaries, without FDIC coverage were $0.0 million and $0.8 million, respectively.

Revenue.

A significant portion of our revenue was derived from the Rich Dad brands, as a result of contracts with students entered into prior to the expiration, in 2019, of our License Agreement with Rich Dad Operating Company, LLC. For the three months ended September 30, 2021 and 2020, Rich Dad brands provided 53.8% and 78.4% of our revenue. For the nine months ended September 30, 2021 and 2020, Rich Dad brands provided 58.9% and 77.4% of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (see Note 11 — Segment Information).

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

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of total revenue	2021	2020	2021	2020
North America	100.0%	97.0%	63.5%	96.7%
U.K.	—%	0.6%	36.5%	1.1%
Other foreign markets	—%	2.4%	—%	2.2%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

Operating results for the segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment revenue	(In thousands)		(In thousands)
North America	$1,379	$7,211	$4,672	$20,851
U.K.	—	47	2,689	245
Other foreign markets	—	181	—	468
Total consolidated revenue	$1,379	$7,439	$7,361	$21,564

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment gross profit contribution *	(In thousands)		(In thousands)
North America	$(16)	$5,951	$1,919	$13,625
U.K.	(10)	13	2,199	312
Other foreign markets	1	168	1	505
Total consolidated gross profit	$(25)	$6,132	$4,119	$14,442

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization expenses	(In thousands)		(In thousands)
North America	$—	$8	$2	$36
U.K.	—	4	2	11
Other foreign markets	—	(1)	—	—
Total consolidated depreciation and amortization expenses	$—	$11	$4	$47

	September 30,	December 31,
	2021	2020
Segment identifiable assets	(In thousands)
North America	$1,774	$3,834
U.K.	125	1,266
Other foreign markets	183	192
Total consolidated identifiable assets	$2,082	$5,292

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. As of September 30, 2021, we have deferred revenue of $4.3 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from six to twenty-four months. The revenue associated with these performance obligations is recognized as the obligation is satisfied. As of September 30, 2021, we maintain a reserve for breakage of $2.0 million for the fulfillment of our obligation to students whose contracts expired during our COVID-19 60-day operational hiatus during Q2 2020 (see Note 1 – “General”).

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Revenue Type:
Seminars	$1,272	$—	$—	$1,272	$6,783	$47	$141	$6,971
Products	107	—	—	107	70	—	—	70
Coaching and Mentoring	—	—	—	—	7	—	3	10
Online and Subscription	—	—	—	—	351	—	37	388
Other	—	—	—	—	—	—	—	—
Total revenue	$1,379	$—	$—	$1,379	$7,211	$47	$181	$7,439

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Revenue Type:
Seminars	$4,300	$880	$—	$5,180	$17,940	$245	$425	$18,610
Products	198	—	—	198	464	—	—	464
Coaching and Mentoring	—	—	—	—	1,050	—	3	1,053
Online and Subscription	11	—	—	11	1,281	—	40	1,321
Other	163	1,809	—	1,972	116	—	—	116
Total revenue	$4,672	$2,689	$—	$7,361	$20,851	$245	$468	$21,564

Note 13 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including T&B Seminars, Inc., and Rich Dad. Total royalty expenses included in our Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020 were $9.0 thousand and $68.0 thousand, respectively. There were no royalty expenses recorded for the three and nine months ended September 30, 2021.

Custodial and Counterparty Risk.

We are subject to custodial and other potential forms of counterparty risk in respect to a variety of contractual and operational matters. In the course of ongoing Company-wide risk assessment, management monitors our arrangements that involve potential counterparty risk, including the custodial risk associated with amounts prepaid to certain vendors and deposits with credit card and other payment processors. Deposits held by our credit card processors at September 30, 2021 and December 31, 2020, were $0.6 million and $1.2 million, respectively. These balances are included on the Consolidated Balance Sheets in restricted cash. While these balances reside in major financial institutions, they are only partially covered by federal deposit insurance and are subject to the financial risk of the parties holding these funds. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At September 30, 2021 and December 31, 2020, we did not have a CDAR balance.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida (the “Court”) by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its General Counsel and former Chief Executive Officer were named as defendants to a civil conspiracy count. The suit, as originally filed, primarily related to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit, as originally filed, included claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint with the Court against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holdings, Inc. (“Holdings”), and certain shareholders of the Company. The Second Amended Complaint included claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint, which included claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of Unfair and Deceptive Business Practices Act against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s current General Counsel, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. On September 17, 2020, the Court (i) granted summary judgment in favor of Tigrent and Holdings on TBPI’s claim for conspiracy; (ii) denying TBPI’s motion for summary judgment against Tigrent in which TBPI sought a declaration by the Court that claims against TBPI in a lawsuit to which neither Tigrent nor Holdings is a party (“Third Party Lawsuit”) were within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement; and (iii) denying TBPI’s motion for summary judgment in which TBPI sought a declaration by the Court that TBPI’s attorney’s fees incurred the Third Party Lawsuit were also within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement. On August 18, 2020, TBPI voluntarily dismissed all shareholder defendants, other than Mr. May and Steven Barre, Tigrent’s former Chief Executive Officer. On January 4, 2021, a Settlement Agreement and Mutual Release was entered into by and between TBPI, M. Barry Strudwick, Carl Weiss and Susan Weiss (the “Strudwick Parties”) and Tigrent Inc., Legacy Education Alliance, Inc., Legacy Education Alliance Holdings, Inc., Mr. May, and Steven Barre (Defendants) pursuant to which the Strudwick Parties agreed to dismiss the lawsuit with prejudice against all parties and the Company agreed to pay the aggregate sum of $400 thousand payable in one installment of $100 thousand on February 18, 2021 and five quarterly installments of $60 thousand commencing on May 19, 2021, which the Company has accrued for within accounts payable as of September 30, 2021, and within accounts payable and other long-term liability for the current and long-term portions as of December 31, 2021, within the Consolidated Balance Sheets. The parties also exchanged mutual releases as part of the Settlement Agreement. The lawsuit was dismissed by order of the Court on January 12, 2021. Through September 30, 2021, the Company has paid $220 thousand of the total settlement.

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

Other Legal Proceedings.

In the Matter of Elite Legacy Education UK Ltd., Proposal for a Company Voluntary Arrangement. At a meeting held on January 11, 2021 (“Creditors’ Meeting”), the creditors of Elite Legacy Education UK Ltd (“ELE UK”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), approved a Proposal for a Company Voluntary Arrangement (the “CVA”) under the UK Insolvency Act 1986 (the “IA”) and the UK Insolvency Rules 2016 (the “IR”). Under the terms of the CVA, CVR Global LLP has been appointed as Supervisor of ELE UK for the purposes of administering the Arrangement. At the Creditors Meeting, the creditors also approved a modification to the CVA whereby any tax refunds due to ELE UK would be paid to the Supervisor and made available for distribution to creditors. The Supervisor will wind down the business of ELE UK and make distributions to ELE UK’s non-student creditors in accordance with the applicable provisions of the IA and the IR, on and subject to the terms and conditions set forth in the CVA in satisfaction of the non-student creditors’ respective claims against ELE UK. During the quarter ended September 30, 2021, and pursuant to the CVA, student creditors of ELE UK were provided the opportunity to receive trainings from an independent training provider in satisfaction of their respective claims against ELE UK; as a result, all obligations of ELE UK to student creditors have been satisfied. Pursuant to the CVA, and at its conclusion, the remaining assets of ELE UK, if any, would be distributed to LEAI. As a result of the CVR, the Winding-Up Petition, CR-2020-001958, filed in the High Court of Justice, Business and Property Courts of England and Wales has been dismissed. At this time, LEAI management is unable to anticipate any distributions that would be received from ELE UK.

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

Lease Position as of September 30, 2021 and December 31, 2020

The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

Classification on the Balance Sheet	September 30, 2021	December 31, 2020
	(in thousands)
Operating lease right of use assets	$26	$45
Total lease assets	$26	$45

Current operating lease liabilities	$26	$25

Long-term operating lease liabilities	$—	$20
Total lease liabilities	$26	$45

Lease cost for the three and nine months ended September 30, 2021 and 2020

The table below presents the lease related costs recorded on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2021	2020	2021	2020
	(in thousands)		(in thousands)
General and administrative expenses	$7	$12	$20	$22
Total lease cost	$7	$12	$20	$22

Other Information

The table below presents supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$20	$15
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	—	(34)

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term - operating leases	1.00 years	1.75 years
Weighted average discount rate - operating leases	12.00%	12.00%

There are no lease arrangements where the Company is the lessor.

Note 15 - Subsequent Events

On October 15, 2021, the Company entered into a Stock Purchase and Option Agreement (“the Purchase Agreement”) with NCW, LLC, a Wyoming limited liability company, pursuant to which, subject to certain conditions, (i) NCW purchased 20 million shares of common stock of the Company (“Purchase Shares”) for a total aggregate price of $2,000 and (ii) in exchange for an aggregate purchase price of $12 thousand, an option to purchase, from time to time, up to an additional 120 million shares of common stock of the Company (“Option Shares”) for a price per share of $0.05833, as may be adjusted from time to time pursuant to the Purchase Agreement. NCW’s option to purchase additional shares under the Purchase Agreement shall expire on October 15, 2023. The Option Price is subject to adjustment upon the occurrence of certain events as described in the Purchase Agreement. Because the Purchase Agreement was approved by the Company’s Board of Directors prior to NCW acquiring any of the Purchase Shares or Option Shares, NCW is not an Acquiring Person under the Rights Agreement between the Company and Broadridge Corporate Issuer Solutions, Inc. The obligations of the Company to consummate the transaction shall be conditioned upon the receipt by the Company from LTP under the amended terms of the 10% Senior Secured Convertible note dated March 8, 2021 as follows: (i) $100 thousand not later than October 15, 2021 and (ii) $100 thousand not later than November 15, 2021 and (iii) $100 thousand not later than December 15, 2021. LTP timely funded the first $100 thousand installment on October 15, 2021. On October 27, 2021, LTP funded the remaining two installments of $200 thousand. The proposed issuances of the Purchase Shares and Option Shares have not been listed for trading on any national securities exchange and have not been registered under the Securities and Exchange Act of 1933.

On November 4, 2021, Cary Sucoff, a member of the Board of Directors (the “Board”) of the Company and of its Nominating & Corporate Governance Committee (Chair) and its Audit Committee, resigned as a Board member, effective immediately. Mr. Sucoff’s resignation is not related to any disagreement with the Company’s operations, policies, or practices. Effective November 4, 2021, the Company amended the terms of the 315,000 restricted common shares granted to Mr. Sucoff, so that all of such shares are fully vested.

On November 4, 2021, Peter W. Harper, a member of the board and of its Audit Committee (Chair) and its Compensation Committee, resigned as a Board member, effective immediately. Mr. Harper’s resignation is not related to any disagreement with the Company’s operations, policies, or practices. Effective November 4, 2021, the Company amended the terms of the 315,000 restricted common shares granted to Mr. Harper, so that all of such shares are fully vested.

On November 4, 2021, James E. May, the General Counsel and Secretary of the company and its subsidiaries, resigned from all such roles effective immediately.

On November 8, 2021, Vanessa Guzmán-Clark, the Vice President and Chief Financial Officer of the Company, resigned from all such roles effective immediately. Mr. Barry Kostiner, a member of the Board and Manager of Capital Markets, will assume the interim role of principal financial and accounting officer of the Company. Mr. Kostiner shall be appointed Secretary of the Company.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the nine months ended September 30, 2021, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2020, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El MoussaTM.

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

We also provide a richer experience for our students through one-on-one mentoring (two to three days in length, on site or remotely, although we temporarily suspended providing on-site mentorships as a result of the COVID-19 pandemic) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). During the third quarter of 2021, we resumed providing on-site mentorships on a limited basis. Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

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

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since January 1, 2020, we have operated under two brands:

●	Building Wealth with LegacyTM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In the fourth quarter of 2020, the Company began transitioning to its proprietary brand name Building Wealth with LegacyTM. During the nine months ended September 30, 2021, we marketed our products and services exclusively under this brand.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered free workshops nationwide, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products. In November 2020, we suspended conducting Homemade Investor by Tarek El MoussaTM sales events to focus on developing our proprietary Building Wealth with LegacyTM brand.

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

Results of Operations

Our financial results in the third quarter of 2021 were negatively impacted by the COVID-19 pandemic, slower than we anticipated establishment of our new Homemade Investor brand, as well as the effect of winding down our Rich Dad brand and other matters as disclosed in the litigation section of Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Our Results of Operations in 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$1,379	$7,439	$7,361	$21,564

Operating costs and expenses:
Direct course expenses	675	1,234	1,899	5,077
Advertising and sales expenses	729	64	1,343	1,977
Royalty expenses	—	9	—	68
General and administrative expenses	1,172	1,129	3,568	3,607
Total operating costs and expenses	2,576	2,436	6,810	10,729
Income (loss) from operations	(1,197)	5,003	551	10,835

Other income (expense):
Interest expense, net	(35)	(105)	(421)	(208)
Other income (expense), net	9	(16)	6	(23)
Gain on forgiveness of PPP Loan	910	—	910	—
Total other income (expense), net	884	(121)	495	(231)
Income (loss) from continuing operations before income taxes	(313)	4,882	1,046	10,604
Income tax (expense) benefit	118	(926)	(797)	(1,921)
Net income (loss) from continuing operations	(195)	3,956	249	8,683
Income from discontinued operations	—	733	171	2,842
Net income from discontinued operations	—	733	171	2,842
Net income (loss)	$(195)	$4,689	$420	$11,525

Basic earnings (loss) per common share - continuing operations	$(0.01)	$0.17	$0.02	$0.38
Basic earnings (loss) per common share - discontinued operations	—	0.03	0.00	0.12
Basic earnings (loss) per common share	$(0.01)	$0.20	$0.02	$0.50

Diluted earnings (loss) per common share - continuing operations	$(0.01)	$0.17	$0.01	$0.37
Diluted earnings (loss) per common share - discontinued operations	—	0.03	0.00	0.12
Diluted earnings (loss) per common share	$(0.01)	$0.20	$0.01	$0.49

Basic weighted average common shares outstanding	33,064	23,138	26,373	23,046
Diluted weighted average common shares outstanding	33,064	23,252	41,776	23,192

Comprehensive income:
Net income (loss)	$(195)	$4,689	$420	$11,525
Foreign currency translation adjustments, net of tax of $0	336	(704)	387	524
Total comprehensive income	$141	$3,985	$807	$12,049

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%

Operating costs and expenses:
Direct course expenses	49.0	16.6	25.8	23.5
Advertising and sales expenses	52.9	0.9	18.2	9.2
Royalty expenses	—	0.1	0.0	0.3
General and administrative expenses	85.0	15.1	48.5	16.7
Total operating costs and expenses	186.9	32.7	92.5	49.7
Income (loss) from operations	(86.9)	67.3	7.5	50.3

Other income (expense):
Interest expense, net	(2.5)	(1.4)	(5.7)	(1.0)
Other income (expense), net	0.7	(0.2)	0.0	(0.1)
Gain on forgiveness of PPP Loan	66.0	—	12.4	—
Total other income (expense), net	64.2	(1.6)	6.7	(1.1)
Income (loss) from continuing operations before income taxes	(22.7)	65.7	14.2	49.2
Income tax (expense) benefit	8.6	(12.5)	(10.8)	(8.9)
Net income (loss) from continuing operations	(14.1)	53.2	3.4	40.3
Income from discontinued operations	—	9.9	2.3	13.2
Net income from discontinued operations	—	9.9	2.3	13.2
Net income (loss)	(14.1)%	63.1%	5.7%	53.5%

Outlook

Cash sales were $1.4 million for the nine months ended September 30, 2021 compared to $3.6 million for the nine months ended September 30, 2020, a decrease of $2.2 million or 61.1%. The decrease was driven by a $2.2 million decrease in our North American segment.

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

Operating Segments

Our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of total revenue	2021	2020	2021	2020
North America	100.0%	97.0%	63.5%	96.7%
U.K.	—%	0.6%	36.5%	1.1%
Other foreign markets	—%	2.4%	—%	2.2%
Total consolidated revenue	100.0%	100.0%	100.0%	100.0%

North America

Revenue derived from the Rich Dad brands in our North America segment was $0.7 million and $5.7 million or as a percentage of total segment revenue was 53.8% and 79.2% for the three months ended September 30, 2021 and 2020 and $2.5 million and $16.2 million or as a percentage of total segment revenue was 54.3% and 77.5% for the nine months ended September 30, 2021 and 2020, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. Revenue derived from our Homemade Investor brand was $101.0 thousand and $112.0 thousand or as a percentage of total segment revenue was 7.3% and 1.6% for the three months ended September 30, 2021 and 2020 and $447.0 thousand and $492.0 thousand or as a percentage of total segment revenue was 9.6% and 2.4% for the nine months ended September 30, 2021 and 2020, respectively.

The North America segment revenue was $1.4 million and $7.2 million or as a percentage of total revenue was 100.0% and 97.0% for the three months ended September 30, 2021 and 2020, and $4.7 million and $20.9 million or as a percentage of total revenue was 63.5% and 96.7% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in revenue of $5.8 million or 80.6% during the three months ended September 30, 2021 compared to the same period in 2020, was due to a decrease in recognition of revenue from attendance (i.e. fulfillment) of $0.6 million or 52.5% and decrease in revenue from expired contracts of $5.2 million or 86.2%. The decrease in revenue of $16.2 million or 77.5% during the nine months ended September 30, 2021 compared to the same period in 2020, was due to a decrease in recognition of revenue from attendance (i.e. fulfillment) of $5.8 million or 77.8% and decrease in revenue from expired contracts of $10.4 million or 77.5%.

U.K.

Revenue derived from the Rich Dad brands in our U.K. segment was $0.0 and $47.0 thousand or as a percentage of total segment revenue was 0.0% and 100.0% for the three months ended September 30, 2021 and 2020 and $1.8 million and $0.2 million or as a percentage of total revenue was 66.7% and 66.7% for the nine months ended September 30, 2021 and 2020, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets education.

The U.K. segment revenue was $0.0 and $47.0 thousand or as a percentage of total revenue was 0.0% and 0.6% for the three months ended September 30, 2021 and 2020 and $2.7 million and $0.2 million or as a percentage of total revenue was 36.5% and 1.1% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in revenue of $47.0 thousand or 100% for the three months ended September 30, 2021 compared to the same period in 2020, was due to a decrease in revenue from expired contracts of $11.0 thousand and $36.0 thousand decrease in attendance revenue (i.e. fulfillment). The increase in revenue of $2.5 million for the nine months ended September 30, 2021 compared to the same period in 2020, was due to an increase in revenue from expired contracts of $2.4 million and $0.1 million increase in attendance revenue (i.e. fulfillment). During the quarter ended June 30, 2021, we satisfied all outstanding obligations to students of our subsidiary Elite Legacy Education UK LTD (ELE UK) within the U.K. segment. There was no change during the current quarter ended September 30, 2021.

Other Foreign Markets

Historically, we have operated in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. During the three and nine months ended September 30, 2021, as a result of the COVID-19 pandemic, we placed in liquidation certain entities that operated in this segment, resulting in zero revenues and expenses from continuing operations in the other foreign markets segment for the three and nine months ended September 30, 2021. Our other foreign markets segment revenue for the three and nine months ended September 30, 2020 was $0.2 million and $0.5 million or as a percentage of total revenue was 2.4% and 2.2%, respectively.

Three months ended September 30, 2021 Compared to Three months ended September 30, 2020

Revenue

Revenue was $1.4 million for the three months ended September 30, 2021, compared to $7.4 million for the three months ended September 30, 2020. Revenue decreased $6.0 million or 81.1% during the three months ended September 30, 2021 compared to the same period in 2020. The decrease in revenue was mainly due to the decrease in recognition of revenue from expired contracts of $5.2 million or 86.2% and decreased attendance (i.e. fulfillment) of $0.8 million or 60.1%. The decrease in attendance was mainly due to governmental and private travel restrictions and students’ concerns around public gatherings and social distancing as a result of the coronavirus pandemic.

Cash sales were $0.7 million for the three months ended September 30, 2021, compared to $0.3 million for the three months ended September 30, 2020, an increase of $0.4 million or 133.3%. The increase was driven by a $0.4 million increase due to the Company resuming live events in its North American segment.

Operating expenses

Total operating costs and expenses were $2.6 million for the three months ended September 30, 2021 compared to $2.4 million for the three months ended September 30, 2020, an increase of $0.2 million. The increase was due to a $0.6 million increase in advertising and sales expenses and $0.1 million increase in general and administrative expenses, partially offset by a $0.5 million decrease in direct course expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions, and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.7 million for the three months ended September 30, 2021, compared to $1.2 million for the three months ended September 30, 2020, a decrease of $0.5 million or 41.7%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

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

Advertising and sales expenses were $0.7 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.6 million. As a percentage of revenue, advertising and sales expenses were 52.9% and 0.9% of revenue for the three months ended September 30, 2021 and 2020, an increase of 52.0%. The increase in advertising and sales expenses was due to resuming live events in our North American segment.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. Royalty expenses were $0.0 thousand for the three months ended September 30, 2021, compared to $9.0 thousand for the three months ended September 30, 2020, a decrease of $9.0 thousand as a result of the Company selling courses under its proprietary brand Building Wealth with Legacy TM exclusively.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $1.2 million for the three months ended September 30, 2021 compared to $1.1 million for the three months ended September 30, 2020, an increase of $0.1 million, or 9.1%. The increase in general and administrative expenses was a direct result of supporting live events.

Gain on forgiveness of PPP Loan

In March, 2021, we were notified that PPBI sold substantially all of its PPP loans, including ELE’s loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for ELE’s PPP loan. On August 4, 2021, we received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $899 thousand in principal and $11 thousand in interest. Thus, during the three months ended September 30, 2021, we recognized the gain on forgiveness of PPP Loan in the total amount of $910 thousand (see Note 7 – “Short-Term and Long-Term Debt” to our Consolidated financial statements for further discussion).

Income tax expense

We recorded income tax benefit of $0.1 million and income tax expense of $1.0 million for the three months ended September 30, 2021 and 2020, respectively. Our effective tax rate was 37.7% and 19.5% for the three months ended September 30, 2021 and 2020, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 26%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020, valuation allowances of $3.4 million and $3.7 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations

Net loss from continuing operations was ($0.2) million or ($0.01) per basic and diluted common share for the three months ended September 30, 2021 compared to net income from continuing operations of $4.0 million or $0.17 per basic and diluted common share for the three months ended September 30, 2020, a decrease in net income from continuing operations of $4.2 million or $0.18 per basic and diluted common share.

Net income from discontinued operations

There was no net income (loss) from discontinued operations for the three months ended September 30, 2021. Net income from discontinued operations was $0.7 million or $0.03 per basic and diluted common share for the three months ended September 30, 2020.

Net income (loss)

Net loss was ($0.2) million or ($0.1) per basic and diluted common share for the three months ended September 30, 2021, compared to a net income of $4.7 million or $0.20 per basic and diluted common share for the three months ended September 30, 2020, a decrease in net income of $4.9 million or $0.21 per basic and diluted common share.

Nine months ended September 30, 2021 Compared to Nine months ended September 30, 2020

Revenue

Revenue was $7.4 million for the nine months ended September 30, 2021 compared to $21.6 million for the nine months ended September 30, 2020. Revenue decreased $14.2 million or 65.7% during the nine months ended September 30, 2021 compared to the same period in 2020. The decrease in revenue was mainly due to a decrease in recognition of revenue from expired contracts of $8.2 million or 59.9% and decreased attendance (i.e. fulfillment) of $6.0 million or 76.4%. The decrease in attendance was mainly due to governmental and private travel restrictions and students’ concerns around public gatherings and social distancing as a result of the coronavirus pandemic.

Cash sales were $1.4 million for the nine months ended September 30, 2021 compared to $3.6 million for the nine months ended September 30, 2020, a decrease of $2.2 million or 61.1%. The decrease was driven by a $2.2 million decrease in our North American segment.

Operating expenses

Total operating costs and expenses were $6.8 million for the nine months ended September 30, 2021 compared to $10.9 million for the nine months ended September 30, 2020, a decrease of $4.1 million or 37.6%. The decrease was primarily due to a $3.2 million decrease in direct course expenses, a $0.7 million decrease in advertising and sales expenses, a $0.1 million decrease in general and administrative expenses and a $0.1 million decrease in royalty expenses. These decreases were related to disruptions in operations and sales activities due to the impact of the COVID-19 pandemic.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions, and fees associated with our field representatives and related travel expenses. Direct course expenses were $1.9 million for the nine months ended September 30, 2021, compared to $5.1 million for the nine months ended September 30, 2020, a decrease of $3.2 million or 62.7%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. These preview workshops were offered in various metropolitan areas in North America, United Kingdom, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $1.3 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $0.7 million, or 35.0%. As a percentage of revenue, advertising and sales expenses were 18.2% and 9.2% of revenue for the nine months ended September 30, 2021 and 2020, a decrease of 9.0%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Homemade Investor branded live seminars, training courses, and related products worldwide. Royalty expenses were $0.0 million for the nine months ended September 30, 2021 compared to $0.1 million for the nine months ended September 30, 2020, a decrease of $0.1 million as a result of the Company selling courses under its proprietary brand Building Wealth with Legacy TM exclusively.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $3.6 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $0.1 million or 2.7%.

Gain on forgiveness of PPP Loan

In March, 2021, we were notified that PPBI sold substantially all of its PPP loans, including ELE’s loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for ELE’s PPP loan. On August 4, 2021, we received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $899.0 thousand in principal and $11.0 thousand in interest. Thus, during the nine months ended September 30, 2021, we recognized the gain on forgiveness of PPP Loan in the total amount of $910.0 thousand (see Note 7 – “Short-Term and Long-Term Debt” to our Consolidated financial statements for further discussion).

Income tax expense

We recorded income tax expense of $0.8 million and $1.9 million for the nine months ended September 30, 2021, and 2020, respectively. Our effective tax rate was 76.2% and 18.1% for the nine months ended September 30, 2021, and 2020, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2021, and December 31, 2020, valuation allowances of $3.4 million and $3.7 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income from continuing operations

Net income from continuing operations was $0.2 million or $0.2 per basic and $0.1 per diluted common share for the nine months ended September 30, 2021, compared to net income from continuing operations of $8.7 million or $0.38 per basic and $0.37 per diluted common share for the nine months ended September 30, 2020, a decrease in net income from continuing operations of $8.5 million or $0.36 per basic and diluted common share.

Net income from discontinued operations

Net income from discontinued operations was $0.2 million or $0.00 per basic and diluted common share for the nine months ended September 30, 2021, compared to net income from discontinued operations for the nine months ended September 30, 2020, of $2.8 million or $0.12 per basic and diluted common share, a decrease in net income from discontinued operations of $2.6 million or $0.12 per basic and diluted common share.

Net income

Net income was $0.4 million or $0.2 per basic and $0.1 per diluted common share for the nine months ended September 30, 2021, compared to a net income of $11.5 million or $0.50 per basic and $0.49 diluted common share for the nine months ended September 30, 2020, a decrease in net income of $11.1 million or $0.48 per basic and diluted common share.

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

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2021 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2021. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the nine months ended September 30, 2021, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	(4,270)	(5,077)
Net cash provided by investing activities	—	370
Net cash provided by financing activities	2,792	2,400
Effect of exchange rate differences on cash	98	(771)
Net decrease in cash and cash equivalents and restricted cash	(1,380)	(3,078)

Operating Cash Flows and Liquidity

Net cash used in operating activities was $4.3 million in the nine months ended September 30, 2021 compared to net cash used in operating activities of $5.1 million in the nine months ended September 30, 2020, representing a period-over-period increase of $0.8 million. This increase was primarily the result of the Company resuming live events in its North American segment.

Investing Cash Flows

There was no cash used in or provided by investing activity in the nine months ended September 30, 2021. Net cash provided by investing activities totaled $370 thousand in the nine months ended September 30, 2020, representing our sale of property and equipment and investment property in the nine months ended September 30, 2020.

Financing Cash Flows

Our consolidated capital structure as of September 30, 2021, was 18% debt and 82% equity. As of December 31, 2020, our consolidated capital structure was 14% debt and 86% equity.

Net cash provided by financing activities totaled $2.8 million during the nine months ended September 30, 2021, representing our proceeds from issuance of the Senior Secured Convertible Debenture to related party and proceeds from borrowings of the second Paycheck Protection Program loan. Net cash provided by financing activities totaled $2.4 million during the nine months ended September 30, 2020, representing our proceeds from issuance of the Paycheck Protection Program loan and the net proceeds of the new Promissory Note.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of September 30, 2021, and December 31, 2020, our consolidated current deferred revenue was $4.3 million and $10.4 million, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2021.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2021, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of September 30, 2021, based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of September 30, 2021, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Quarterly Report. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, on March 8, 2021, Legacy Education Alliance, Inc., a Nevada corporation (the “Company”), issued a Senior Secured Convertible Debenture (“Debenture”) to Legacy Tech Partners, LLC (“LTP”), a Delaware limited liability company and a related party, under which LTP loaned the Company the principal sum of $375 thousand (the “Initial Loan”). The Initial Loan accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The Initial Loan may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (EdTech) business. On May 4, 2021 LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal of the Initial Loan at the Conversion Price resulting in the issuance of 6.6 million shares of Common Stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021.

As previously disclosed, on May 4, 2021, the Company issued a 10% Subordinated Debenture in the principal amount of $25 thousand to Michel Botbol, the Company’s Chairman and Chief Executive Officer. The Subordinated Debenture called for interest at a rate of 10% and would have been due on the earlier of the occurrence of certain liquidity events with respect to the Company and May 4, 2022. The Subordinated Debenture may be converted at any time after the issuance date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share (“Conversion Price”). Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of May 4, 2026 (the “Warrants”). Mr. Botbol also has the option to extend the maturity date of the loan for a term not to exceed four years from the original maturity date of that loan. The Subordinated Debenture is secured by a lien on all the Company’s assets subordinated to the lien granted to Legacy Tech Partners, LLC (“LTP”). The Company’s U.S. subsidiaries are required to enter into Guaranties in favor of Botbol under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted Botbol a lien on all assets of such subsidiaries subject to the lien held by LTP. The use of proceeds from the Debenture will be to extinguish liabilities of the Company and to fund working capital, general corporate purposes and the development of administrative functions. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021 Mr. Botbol exercised his conversion rights with respect to the entire $25 thousand of outstanding principal at the Conversion Price resulting in the issuance of 500 thousand shares of Common Stock to him. In addition, an equal number of warrants were issued to Mr. Botbol on May 4, 2021.

On August 27, 2021, the Company issued a $500 thousand Senior Secured Convertible Debenture (“Debenture”) to GLD Legacy Holdings, LLC, (GLD). The Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and August 27, 2026. The Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of August 27, 2026 (the “Warrants”). The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. No warrants have been issued as of September 30, 2021. Proceeds from the GLD Debenture will be used as working capital for the development of the Company’s Legacy EdTech business and for working capital for the operation of the Company’s seminar business.

There were no other sales or repurchases of the Company’s equity securities during the nine months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014)
3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017)
3.4	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018)
4.1	Amendment to Rights Agreement dated as of February 11, 2021, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc. (Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 12, 2021)
10.1	Elite Legacy Education UK LTD, Proposal for Company Voluntary Arrangement (Incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed with the SEC on January 15, 2021)
10.2	Bankruptcy or Receivership of Legacy Education Alliance Australia PTY Ltd (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 2, 2021)
10.3	Bankruptcy or Receivership of Legacy Education Alliance Hong Kong, Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 5, 2021)
10.4	Bankruptcy or Receivership of Tigrent Learning Canada, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 11, 2021)
10.5	Senior Secured Convertible Debenture Agreement dated March 8, 2021 (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.6	Form of Guaranty (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.7	Form of Warrant (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.8	Employment Agreement dated March 9, 2021, between Legacy Education Alliance, Inc., and Michel Botbol (Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.9	Non-Binding Term Sheet, dated February 11, 2021 (Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on March 12, 2021)
10.10	Subordinated Secured Convertible Debenture Agreement dated May 4, 2021 (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 7, 2021)
10.11	Form of Guaranty (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on May 7, 2021)
10.12	Form of Warranty (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on May 7, 2021)
10.13	Paycheck Protection Program Note, dated April 19, 2021, by and between Cross River Bank and Elite Legacy Education, Inc. (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on April 27, 2021)
10.14	Amendment to Senior Secured Convertible Debenture Agreement dated August 27, 2021 (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 2, 2021)
10.15	Senior Secured Convertible Debenture Agreement dated August 27, 2021 (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on September 2, 2021)
10.16	Form of Guaranty (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 2, 2021)
10.17	Form of Warranty (Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on September 2, 2021)
10.18	Intercreditor Agreement dated August 27, 2021 (Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on September 2, 2021)
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of The Chief Financial Officer u nder Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020, (ii) Consolidated Statements of Operations and Comprehensive income for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited) and (v) Notes to Consolidated Financial Statements (Unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: November 15, 2021	By:	/s/ MICHEL BOTBOL
Michel Botbol
Chairman of the Board and Chief Executive Officer

Dated: November 15, 2021	By:	/s/ Barry Kostiner
Barry Kostiner
Board of Director and Interim Principal Financial and Accounting Officer