Form 10-K
period 2021-12-31
Legacy Education Alliance, Inc.
filed 2022-03-31
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,459,508.

As of March 31, 2022, there were 33,917,697 shares of common stock outstanding.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2021

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

At the effective time of the Merger (the “Effective Time”):

●	PRCD amended and restated its certificate of incorporation and bylaws, which included an increase in our authorized stock to 220 million shares (200 million shares of common stock and 20 million shares of preferred stock);

●	PRCD changed its name from “Priced In Corp.” to “Legacy Education Alliance, Inc.”;

●	All of the shares of common stock, par value $0.01 per share, of Legacy Holdings outstanding at the Effective Time were converted and exchanged into 16,000,000 shares of our common stock, par value $0.0001 per share (“Common Stock”) and were held by TIGE.

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

For a further discussion of the Merger and its effects on our business, please see the information contained in our Current Report on Form 8-K, filed on November 10, 2014, and the related amendments thereto.

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

Our strategy is focused primarily on the following areas:

●	Continued development of our businesses. We will continue our focus on our service offerings in an attempt to improve our revenue and expand our offerings as appropriate, including e-learning and other electronic format offerings and the development of new proprietary brands. In November 2020, the Company shifted its focus to its Legacy EducationTM products, with Building Wealth with LegacyTM as the new flagship brand, which encompasses hands-on experience and the true spirit of investing from beginner to educated investor, within a community of like-minded individuals.

●	Development of higher-margin proprietary brands. Since November 2020, shifted its focus to developing proprietary brands, which have no royalty and other associated costs, but will require us the Company to market in new and innovative ways. This will allow us the flexibility to provide our services through different demographics, price points and sales channels, and to develop additional complementary products and services.

●	Fulfilling our customer obligations. We intend to improve the cost efficiency with which we fulfill our customer commitments. We have:

●	Expanded the options for course fulfillment to reduce the number of expired contracts by increasing the number of courses offered through electronic media and via the internet;

●	Implemented an improved outreach program that involves contacting our customers to help them manage their course schedules;

●	Enhanced eLearning. We continue developing and promoting interactive and online distributed course content and enhanced technology platforms capable of streaming video, interactive e-learning, and distributed e-learning. During the fourth quarter 2021, we began transitioning from live events to eLearning. This modification will enable us to reach more real estate investors and offer more diversity in educational opportunities to customers. Our eLearning community will deliver business advancement to attendees through education and offer an arena for attendees to discover new relationships with companies, as well as their fellow investors. The transition to eLearning will also reduce any future pandemic risks.

●	Consistent quality assurance. We believe that to be an effective provider of training we need to ensure that our course offerings meet our strict quality assurance guidelines. We will continue to monitor and enforce standards for marketing, sales presentations, and training delivery throughout our organization.

●	Continued professional development. We will continue to identify, recruit, and retain a team of trainers, mentors and coaches who possess practical, hands-on experience in their areas of expertise.

●

Development of Strategic Growth Initiatives. On March 15, 2022, we announced various strategic initiatives for the next 12 months. We are embarking on a number of transactions which we expect will strengthen the Company’s balance sheet and strategic positioning, including relationships with Exampil and multiple education guidance counselors, marketers and non-profits. Furthermore, the foundation of our proposed Nasdaq uplisting includes the potential spinoff of the existing Legacy Education business, which was previously approved by shareholders, and the proposed acquisition of Coopersmith Career Consulting, each of which are in process but we can give no assurance at this time of success.

Recent Developments

Impact from COVID-19 Pandemic.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020, we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed sales operations in June 2020 with online sales events selling into our suite of online, on-demand, and over-the-phone products. We also resumed online, on-demand, and over-the-phone fulfillment activities in June 2020. We resumed live operations in November 2020, with events in Florida.

During 2021, the Company conducted additional live events following strict safety protocols in other areas as lockdown restrictions eased. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance. In December 2021, we temporarily suspended live in-person events to focus on eLearning opportunities. The temporary suspension continues indefinitely into fiscal year 2022. The ultimate impact from the pandemic on the Company’s operations and financial results will depend on, the ongoing impact of existing and emerging variant strains COVID-19.

Changes in Management and Board of Directors

On March 8, 2021, the Company’s Board of Directors elected Michel Botbol as a Director, Chairman of the Board, and Chief Executive Officer of the Company. On the same date, the Board appointed James E. May as General Counsel of the Company, a position he held prior to his appointment as Interim Chief Executive Officer of the Company in January 2019. Upon the assumption of his position as General Counsel, Mr. May resigned as Director and Chief Executive Officer.

On November 4, 2021, Messrs. Harper and Sucoff notified the Board of Directors of their resignations as a director of the Company and no replacements has been identified to date. Mr. May also resigned on November 4, 2021 and our chief financial officer resigned on November 8, 2021, at which time Barry Kostiner assumed the role of interim principal financial and accounting officer.

On December 1, 2021, Mr. Botbol resigned as a Director, Chairman of the Board, and Chief Executive Officer and Mr. Kostiner assumed the multiple roles of Chairman of the Board, Chief Executive Officer, and Interim Principal Financial and Accounting Officer.

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning.

Since January 1, 2020, we have operated under two brands:

●	Building Wealth with Legacy TM provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. During the fiscal year 2021, the Company marketed products and services exclusively under this brand.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered nationwide free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products. In November 2020, we suspended conducting Homemade Investor by Tarek El MoussaTM sales events to focus on developing our proprietary Building Wealth with Legacy TM:

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

We also provide a richer experience for our students through one-on-one mentoring (two to four days in length, on site or remotely and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

Today we are a global company that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. In March 2020, as a result of the COVID-19 pandemic, and the resulting worldwide restrictions on travel and social distancing, we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed online operations in July 2020, and live operations in November 2020. During fiscal year 2021, the Company conducted live events following strict safety protocols and have simplified our product offerings. In December 2021, the Company temporarily suspended live in-person events.

On March 15, 2022, we announced various strategic initiatives for the next 12 months. We are embarking on a number of transactions which we expect will strengthen the Company’s balance sheet and strategic positioning, including relationships with Exampil and multiple education guidance counselors, marketers and non-profits. Further, the foundation of our proposed Nasdaq uplisting includes the potential spinoff of the existing Legacy Education business, which was previously approved by shareholders, and the proposed acquisition of Coopersmith Career Consulting, each of which are in process but we can give no assurance at this time of success.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. The United Kingdom and Other Foreign Markets segments are in liquidation and no longer active.

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2021	2020
North America	65.1%	91.1%
U.K.	34.9%	3.3%
Other foreign markets	—%	5.6%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
	2021	2020
Segment revenue	(In thousands)
North America	$5,021	$23,596
U.K.	2,689	846
Other foreign markets	—	1,472
Total consolidated revenue	$7,710	$25,914

Marketing

Our various brands are the foundation for our marketing efforts. These brands provide credibility and sustainability within our media mix to promote live events and online trainings. Historically, live onsite two-hour free preview workshops are offered weekly in multiple markets in North America. Marketing these events is primarily through social media posts, internet banner ads, text ads, and emails. Direct mail, radio, television, public relations, and print advertising may also be used to obtain event registrations. We enter into marketing and other agreements with third parties to advertise our products and services. During 2021, we transitioned to offering a diversification of hybrid training courses such as live in person, live online, and on demand for greater accessibility to students.

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

Marketing efforts continue to those customers who choose to continue their education with a three-day basic training class. Welcome letters, product kits that include manuals, books and audio files, an online reference library, and reminder communication letters and emails are all branded for consistency and credibility. Customers at the three-day basic training may choose to continue their education through our elite training classes and mentorships offered during the basic training classes.

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

Competition

During our more than 20-year history, we have competed with several organizations within the U.S. and internationally. Our primary competitors are Fortune Builders and Mayflower Alliance Ltd. Some of these competitors have established brands through a media-based relationship, such as HGTV, and use television programs to promote their brands.

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

The Company commenced sales activities under the Development Agreement under the Homemade Investor brand in January 2020 but as a result of the expanding COVID-19 pandemic, we suspended conducting live in-persons sales events in March 2020. Subsequently, we suspended online sales events during the third quarter of 2020 to focus on our new flagship brand Building Wealth with LegacyTM. During 2021, the Company is still fulfilling student contracts.

Human Capital Resources

As of December 31, 2021, we had approximately 19 full-time employees, of whom 19, or 100 % were in our North America segment. In addition, we employ part-time employees in various capacities and independent contractors who are trainers, coaches or mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. We are committed to providing competitive pay, healthcare, and a comprehensive benefits package in order to recruit and maintain employees. Our independent contractors are either paid commissions based upon the dollar value of the courses purchased by customers at our free preview workshops and basic training courses or are paid fixed fees for teaching and mentoring Elite courses. Independent contractors are required to execute agreements with us that set forth their commission structures and typically contain confidentiality and non-competition provisions. We continue to build a diverse, inclusive, and safe work environment to attract, develop, and retain top talent. The COVID-19 pandemic provided an opportunity to build a remote workforce with resources and support to succeed.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

There is substantial doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued a going concern qualification as part of its audit report that accompanies our 2021 audited financial statements included herein. As stated in the notes to our audited financial statements for the fiscal year ended December 31, 2021, we have a working capital deficit and have accumulated a significant deficit. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. We do not have an established source of funds sufficient to cover operating costs and accordingly, there can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements.

The Company is attempting to implement a new business strategy and effect a Nasdaq uplisting, and there can be no assurances that these efforts will be successful.

Recently we announced several strategic initiatives with the aim of expanding our customer base, launching real estate SPAC investment vehicles, improving our social media presence, entering into strategic relationships, spinning off our existing business and uplisting onto the Nasdaq Capital Markets. However, these initiatives are ongoing and there can be no assurance that any of these efforts will be successful or if any of them are in fact successful, that it or they will result in greater revenue, profitability, trading volume, stock price and/or other benefit to the Company or its stockholders.

The concentration of our business under one brand or a small number of brands could have a material adverse effect on our business, financial condition, and results of operation if we were unable to conduct business under such brands.

The alteration, or termination of any brand development or the suspension or termination of sales activities thereunder, would have a material adverse effect on our business, financial condition and results of operations.

Reliance on a Legacy Education Alliance focused branding strategy could result in a material adverse effect on our business, financial conditions and results of operations if consumer acceptance of such brand is insufficient to attract new customers.

Recently, our branding strategy has relied on using the goodwill and notoriety associated with our third-party branding licensors, such as Rich Dad, Tarek El Moussa, and others, to attract new customers. Any shift to a branding strategy that focuses on the Company as a brand, rather than on a third party, could adversely affect our business if consumer acceptance of such proprietary brand is insufficient to drive sales.

The termination of our license agreement to Rich Dad Education brand has materially adversely impacted our business, financial condition and results of operations, given the high concentration of sales from course offerings under Rich Dad Education brand.

Our Rich Dad® Education real estate and financial market course offerings accounted for approximately 55.8% of our total revenue in 2021. Our 2013 License Agreement with Rich Dad ®, as amended, expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the Agreement.

The termination of any of our merchant processor agreements and/or material changes to the terms and conditions of these agreements would materially adversely impact our business, financial condition and results of operations, given the high concentration of sales from course offerings procured by our customers using credit cards.

A significant percentage of our sales are processed through credit card transactions, and we are dependent on our merchant processor relationships to facilitate these transactions under favorable terms. Although we generally have been able to renew or extend the terms of contractual arrangements with third parties merchant processors on acceptable terms, there can be no assurance that we will continue to be able to do so in the future. Interruptions in service, or the imposition of reserve accounts in amounts not acceptable to us, could have a material adverse impact on our liquidity. In addition, if any of these services providers were to stop providing services to us on acceptable terms, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all. This could materially adversely impact our business, financial condition and results of operations.

The inability of our customers to finance the purchase of our products through credit cards or third-party financing would materially adversely impact our business, financial condition, and results of operations.

Our customers rely on financing, whether through credit cards or third-party financing, to purchase our products. Any limitation on the ability of our customers to obtain access to credit may impact our customers’ ability to purchase our products. This could materially adversely impact our business, financial condition, and results of operations.

The ability of any of our merchant processors to continue to operate and refund our merchant reserves pursuant to the terms of the agreements would materially adversely impact our business, financial condition, and results of operations.

Our merchant processors withhold a percentage of our sales as part of our restricted cash reserves. Release of the restricted cash is at the sole discretion of the merchant processor. Although we generally have been able to obtain releases from time to time, and pursuant to the terms of the merchant processor agreement, there can be no assurances that we will be able to do so in the future if the merchant processor’s ability to continue to operate becomes doubtful, including, but not limited to, illiquidity or fraud. This could materially adversely impact our business, financial condition, and results of operations.

Our management has identified internal control deficiencies, which our management believe constitute material weaknesses.

Our management has determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented, or detected on a timely basis, and specifically include:

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

Our cash flows from operations have not been restored to pre-pandemic sales. If this trend were to continue in the future, it could impair our ability to fund our working capital needs and adversely affect our financial condition.

Our management currently projects that our available cash balances will not be sufficient to maintain our operations during 2022. In addition, when considering all of the applicable operational and external risks and uncertainties, including, but not limited to cash generated from new and ongoing business initiatives, our ability to effectively execute our strategies, relationships with our credit card processors, potential claims against the Company related to the insolvency of certain its foreign subsidiaries, and potential current and future litigation matters, we believe that we may not be adequately capitalized. We may seek to obtain additional capital through the issuance of equity or debt, which may dilute the equity holdings of our current investors. In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates, and repayment provisions that reduce our cash resources and limit future access to capital markets. We are actively engaging in negotiations for bridge financing as part of a Nasdaq uplisting transaction. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the economic environment. If we cannot generate the required cash to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, or limit or discontinue some or all of our operations.

Our ability to fulfill debt obligations could adversely affect working capital needs and financial condition.

If the business is unable to meet cash flow demands to fulfill debt obligations timely, there is a risk of default on the debt to creditors.

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

We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws and export-import compliance and trade laws, and data protection due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage. They also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business in some parts of the world, such as Hong Kong, that are recognized as having governmental and commercial corruption and in such countries, strict compliance with anti-bribery laws may conflict with local customs and practices. Under some circumstances, a parent company may be civilly and criminally liable for bribes paid by a subsidiary. We cannot assure you that our internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants, and other business partners. In the event that we believe or have reason to believe that violations may have occurred, including without limitation violations of anti-corruption laws, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions, and imprisonment of the individuals involved. As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

Uncertain economic conditions and other changes experienced by our customers, including the willingness to trade or invest in securities or real estate, could influence their willingness to spend their discretionary income on our course offerings and products, and could materially adversely impact our business, financial condition, and results of operations.

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

Any decreased interest in real estate and/or financial markets investing strategies and techniques in the future could impact our brands. Additionally, a prolonged economic downturn or uncertainty over future economic conditions, could increase these effects on our business. In addition, our ongoing business expansion efforts and related operational changes add to the difficulty and risk of forecasting the timing, magnitude, and direction of operational and financial outcomes with respect to our business.

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

In addition, in order to compete effectively in our markets, we may need to change our business in significant ways. For example, to respond to market competition we may change our pricing, product, or service offerings, make key decisions about technology changes or marketing strategies, or acquire additional businesses or technologies. Any of these actions could hurt our business, financial condition, and results of operations. Competitors continually introduce new programs that may compete directly with our offerings that may make our offerings uncompetitive or obsolete. Larger competitors may have superior abilities to compete for customers and skilled professionals, reducing our ability to deliver our quality offerings to our customers.

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

We are highly dependent upon our senior management. With the departure of all of the board members and executives other than Mr. Kostiner, we do not yet know how having a sole executive officer and director will affect our business, financial condition, or results of operations in the near or long term.

In addition, our business model is predicated on our ability to provide our customers with qualified and experienced trainers, coaches, and mentors. The loss of services of Mr. Kostiner, any future other members of our senior management, or high performing sales speakers or course trainers could have a material adverse effect on our business, financial condition, and results of operations.

We may increase our management personnel to obtain certain additional functional capability, including regulatory, sales, business development, e-commerce, and quality assurance and control, either by hiring additional personnel or by outsourcing these functions to qualified third parties. We may not be able to engage these third parties on terms favorable to us. Also, we may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel among companies that operate in our markets. If we fail to identify, attract, retain and motivate highly skilled personnel, or if we lose current employees or contractors, it could have a material adverse effect on our business, financial condition and results of operations. We currently do not maintain key man insurance on any member of our senior executive management team.

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

We do not currently have enough authorized shares of common stock under our charter to meet all of our potential obligations to third parties.

Our Second Amended and Restated Articles of Incorporation provide for 200,000,000 authorized shares of our common stock. We currently have commitments to third parties, including pursuant to convertible debentures, warrants and options, to issue a number of shares in the aggregate that with the 33,917,697 shares currently outstanding, would result in us issuing more shares than what we have authorized. Accordingly, in order to meet all of such obligations, we will need to amend our charter to increase the authorized shares of our common stock. We can give no assurance that we will obtain the requisite affirmative vote of our shareholders to so amend our charter, in which case we may default under any such obligations to the extent we do not have the authorized shares to issue, which could adversely affect our financial condition and the market for our shares.

Our Common Stock has a limited trading market, which could affect your ability to sell shares of our Common Stock and the price you may receive for our Common Stock.

Our Common Stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on the OTCQB maintained by OTC Markets, Inc. under the symbol “LEAI”. There is limited trading volume in our securities. We cannot predict the extent to which investors’ interest in our Common Stock will provide an active and liquid trading market, which could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future. We may be vulnerable to investors taking a “short position” in our Common Stock, which would likely have a depressing effect on the price of our Common Stock and add increased volatility to our trading market. The volatility of the market for our Common Stock could have a material adverse effect on our business, financial condition, and results of operations. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our Common Stock.

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

In addition, if the market for stock in our industry, or the stock market in general, experience a loss of investor confidence, the market price of our Common Stock could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause the price of our Common Stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and distract our Board of Directors and management.

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

We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our Common Stock.

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

The following table sets forth our office locations as of December 31, 2021:

Purpose	Location	Own/lease	Approximate square footage	Lease expiration
Executive offices	Cape Coral, FL	Lease	1,600	09/30/2022
			1,600

During the quarter ended September 30, 2020, we cancelled all of our outstanding lease arrangements for office space and equipment.

On October 1, 2020, 1612 E. Cape Coral Parkway Holding Co., LLC (“Seller”), a subsidiary of the Company, closed on the sale of the real property and improvements located at 1612 E. Cape Coral Parkway, Cape Coral, Florida (the “Property”) for $2.5 million to Daniel Thom, as Trustee of Torstonbo Trust, a Florida revocable trust (“Buyer). A portion of the proceeds realized by the Seller from the sale of the Property were used to satisfy Seller’s obligations under a Promissory Note (“Note”) and Mortgage, Assignment of Rents, and Security Agreement (collectively, the “Loan Documents”) entered into on August 6, 2020, with Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC pursuant to which Seller had borrowed the principal amount of $1 million. The Seller’s obligations under the Loan Documents were secured by a first mortgage on the Property. The net proceeds realized by the Seller from the sale of the Property were $1.24 million after deductions for repayment of the Note, broker commissions, and other fees, and costs.

The Property served as the Company’s headquarters until its sale date. On October 1, 2020, the Company relocated the headquarters to 1490 N.E. Pine Island Road, Suite 5D, Cape Coral, FL 33909 and entered into a two-year operating lease for the new 1,600 square feet office and warehouse space. The new lease provides the Company an option to extend the term of the lease for a third year. The lease obligation is approximately $32 thousand plus other costs for shared services, maintenance, and sales tax over the course of its life.

We believe that our facilities are adequate for our current purposes.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for information about legal proceedings in which we are involved.

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

	High	Low
Year ended December 31, 2021
Fourth Quarter	$0.12	$0.06
Third Quarter	$0.14	$0.08
Second Quarter	$0.16	$0.06
First Quarter	$0.17	$0.08
Year ended December 31, 2020
Fourth Quarter	$0.15	$0.04
Third Quarter	$0.11	$0.03
Second Quarter	$0.14	$0.07
First Quarter	$0.20	$0.08

Holders

As of December 31, 2021, there were approximately 220 registered stockholders of record for our Common Stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

Dividends

We have not paid out any cash dividends for the past two years and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2015 Equity Plan (the “2015 Incentive Plan”) was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015. The financial activity pertaining to our employees and directors under the 2015 Incentive Plan is incorporated by reference to Note 8 “Share-Based Compensation” of our consolidated financial statements, presented herein.

ITEM 6. [Reserved]

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. We are continuing to manage the impact of COVID-19, which is discussed below. In November 2020, we held our first live post-COVID events.

During 2021, the Company conducted additional live events following strict safety protocols in other areas as lockdown restrictions eased. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance. Due to the pandemic, we have shifted focus to eLearning opportunities.

Since January 1, 2020, we have operated under two brands:

●	Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In response to the limitations on travel and the social distancing protocols arising out of the Coronavirus pandemic, the Company began marketing its Legacy EducationTM products transitioning to brand name Building Wealth with LegacyTM.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered nationwide free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products. In November 2020, we suspended conducting Homemade Investor by Tarek El MoussaTM sales events to focus on developing our proprietary Building Wealth with Legacy TM:

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

We also provide a richer experience for our students through one-on-one mentoring (two to four days in length, on site or remotely and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We were founded in 1996, and through a reverse merger, became a publicly held company in November 2014. Today we are a global company that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. During the year ended 2021, the Company has focused efforts on the United States in the North American segment.

Recent Developments

Impact from COVID-19 Coronavirus.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 outbreak as a pandemic which significantly disrupted businesses around the world. As a result of worldwide restrictions on travel and social distancing, in March 2020 we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed sales operations in June 2020 with online sales events selling into our suite of online, on-demand, and over-the-phone products. We also resumed online, on-demand, and over-the-phone fulfillment activities in June 2020. We resumed live operations in November 2020, with events in Florida and continued conducting additional live events in other areas as lockdown restrictions continued to ease. The Company continues following strict safety protocols at the live events. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance.

The ultimate impact from COVID-19 on the Company’s operations and financial results will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2022 and beyond.

Results of Operations

Our financial results continue to be significantly impacted by the COVID-19 pandemic. Due to the severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gathering will ease, the rate at which historically large increases of unemployment rates will decrease, and the speed with which the economy recovers are all factors that impacted our financial results. In addition, our financial results were impacted due to the winding down our Rich Dad brand and other matters as disclosed in the litigation section of Note 16 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Our Results of Operations in 2021 and 2020 were as follows:

	Years Ended December 31,
(in thousands, except per share data)	2021	2020
Revenue	$7,710	$25,914
Operating costs and expenses:
Direct course expenses	2,294	5,801
Advertising and sales expenses	1,636	2,293
Royalty expenses	—	68
General and administrative expenses	4,195	4,555
Total operating costs and expenses	8,125	12,717
Income (loss) from operations	(415)	13,197
Other expense:
Interest expense, net	(524)	(210)
Other income, net	8	1,641
Gain on forgiveness of PPP Loan	910	—
Total other income, net	394	1,431
Income (loss) from continuing operations before income taxes	(21)	14,628
Income tax expense	(716)	(2,883)
Net income (loss) from continuing operations	(737)	11,745
Income from discontinued operations	171	4,264
Net income from discontinued operations	171	4,264
Net income (loss)	$(566)	$16,009

Basic earnings (loss) per common share - continuing operations	$(0.02)	$0.51
Basic earnings (loss) per common share - discontinued operations	—	0.18
Basic earnings (loss) per common share	$(0.02)	$0.69

Diluted earnings (loss) per common share - continuing operations	$(0.03)	$0.50
Diluted earnings (loss) per common share - discontinued operations	—	0.18
Diluted earnings (loss) per common share	$(0.03)	$0.68

Basic weighted average common shares outstanding	29,187	23,076
Diluted weighted average common shares outstanding	29,187	23,230

Comprehensive income:
Net income (loss)	$(566)	$16,009
Foreign currency translation adjustments, net of tax of $0	421	(294)
Total comprehensive income (loss)	$(145)	$15,715

Our operating results expressed as a percentage of revenue are set forth in the table below:

	Years Ended December 31,
	2021	2020
Revenue	100%	100%
Operating costs and expenses:
Direct course expenses	29.8	22.4
Advertising and sales expenses	21.2	8.8
Royalty expenses	0.0	0.3
General and administrative expenses	54.4	17.6
Total operating costs and expenses	105.4	49.1
Income (loss) from operations	(5.4)	50.9
Other expense:
Interest expense, net	(6.7)	(0.8)
Other income, net	0.1	6.3
Gain on forgiveness of PPP Loan	11.8	—
Total other income, net	5.2	5.5
Income (loss) from continuing operations before income taxes	(0.2)	56.4
Income tax (expense)	(9.3)	(11.1)
Net income (loss) from continuing operations	(9.5)	45.3
Income from discontinued operations	2.2	16.5
Net income from discontinued operations	2.2	16.5
Net income (loss)	(7.3)%	61.8%

Outlook

Cash sales were $1.9 million for the year ended December 31, 2021, compared to $3.8 million for the year ended December 31, 2020, a decrease of $1.9 million or 100.0%. The decrease was driven primarily by a $1.9 million decrease in our North American segment due to Covid-19 limitations and the decreased number of live in-person events.

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

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 coronavirus outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020 we ceased conducting live sales and fulfillment events which had a material adverse impact on results of our operations. We resumed live operations in November 2020, with events in Florida. The Company conducted additional live events in other areas as lockdown restrictions continue to ease. The Company will continue following strict safety protocols at the live events. We have simplified our product offerings, shifted focus to enhanced eLearning, and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins.

Due to the economic severity of the COVID-19 pandemic on the Company’s results of operations, financial condition, and liquidity, live in-person events were temporarily suspended in December 2021 to assess the Company’s strategic plan for fiscal year 2022 and beyond. The impact of the temporary suspension of live events is unknown.

Operating Segments

Historically, our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

	Years Ended December 31,
As a percentage of total revenue	2021	2020
North America	65.1%	91.1%
U.K.	34.9%	3.3%
Other foreign markets	—%	5.6%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
	2021	2020
Segment revenue	(In thousands)
North America	$5,021	$23,596
U.K.	2,689	846
Other foreign markets	—	1,472
Total consolidated revenue	$7,710	$25,914

North America

Revenue derived from the Rich Dad brands in our North America segment was $2.5 million and $16.9 million or as a percentage of total segment revenue, 50.0% and 71.6%, for the years ended December 31, 2021, and 2020, respectively. We continue to fulfill contracts for students under the Rich Dad brand, however, we are no longer actively selling the Rich Dad brand. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop methods of connecting to our students, diversify our products, and develop proprietary brands in order to increase the North America segment. Revenue derived from our Homemade Investor brand was $0.4 million and $1.0 million or as a percentage of total segment revenue, 8.0% and 4.2%, for the years ended December 31, 2021 and 2020, respectively.

The North America segment revenue was $5.0 million and $23.6 million or as a percentage of total revenue was 65.1% and 91.1% for the years ended December 31, 2021 and 2020, respectively.

The decrease in revenue of $18.6 million or 78.8% during the year ended December 31, 2021 compared to the same period in 2020, was due to the decrease in fulfillment of $4.0 million and decrease in recognition of revenue from expired contracts of $14.6 million.

U.K.

Revenue derived from the Rich Dad brands in our U.K. segment was $1.8 million and $0.7 million or as a percentage of total segment revenue was 66.7% and 87.5% for the years ended December 31, 2021 and 2020, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. With the discontinued operations of UK Legacy, our U.K. segment is no longer as diverse.

The U.K. segment revenue was $2.7 million and $0.8 million or as a percentage of total revenue was 34.9% and 3.3% for the years ended December 31, 2021 and 2020, respectively. The increase in revenue of $1.9 million for the year ended December 31, 2021 compared to the same period in 2020, was due to increased fulfillment of $0.1 million and an increase in recognition of revenue from expired contracts of $1.8 million.

Other Foreign Markets

Our other foreign markets segment includes other European, Asian and African countries. Revenue derived from the Rich Dad brands was $0.0 million and $0.7 million or as a percentage of total segment revenue was 0.0% and 46.7% for the years ended December 31, 2021 and 2020, respectively.

The Other Foreign Markets segment revenue was $0.0 million and $1.5 million or as a percentage of total revenue was 0.0% and 5.6% for the years ended December 31, 2021 and 2020, respectively.

The decrease in revenue of $1.5 million or 100.0% during the year ended December 31, 2021 compared to the same period in 2020, was due to decreased fulfillment of $1.2 million and a decrease in recognition of revenue from expired contracts of $0.3 million. The segment is in liquidation and we are no longer actively selling in the market.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

Revenue was $7.7 million for the year ended December 31, 2021 compared to $25.9 million for the year ended December 31, 2020, a decrease of $18.2 million or 70.3%. The decrease was due to decreased fulfillment of $5.2 million or 70.5% and a decrease in recognition of revenue from expired contracts of $13.0 million or 70.2%.

Cash sales were $1.9 million for the year ended December 31, 2021 compared to $3.8 million for the year ended December 31, 2020, a decrease of $1.9 million or 100.0%. The decrease was driven primarily by a $1.9 million decrease in our North American segment.

Operating Expenses

Total operating costs and expenses were $8.1 million for the year ended December 31, 2021 compared to $12.7 million for the year ended December 31, 2020, a decrease of $4.6 million or 36.2%. The decrease was due to a $3.5 million decrease in direct course expenses, a $0.7 million decrease in advertising and sales expenses, and a $0.1 million decrease in general and administrative expenses, including the ERC credit from the Cares Act which reduced payroll expense in the amount of $292 thousand.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $2.3 million for the year ended December 31, 2021 compared to $5.8 million for the year ended December 31, 2020, a decrease of $3.5 million or 60.3%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. Historically, these preview workshops are offered in various metropolitan areas in North America, United Kingdom, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

Advertising and sales expenses were $1.6 million for the year ended December 31, 2021 compared to $2.3 million for the year ended December 31, 2020, a decrease of $0.7 million or 30.4%. As a percentage of revenue, advertising and sales expenses were 21.2% and 8.8% for the years ended December 31, 2021 and 2020, respectively. The increase is primarily related to the decrease in COVID-19 restrictions on our ability to operate and resuming live events.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. There were no royalty expenses for the years ended December 31, 2021 and 2020, respectively due to transitioning sales to our proprietary Building Wealth with Legacy TM.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $4.2 million for the year ended December 31, 2021 compared to $4.6 million for the year ended December 31, 2020, a decrease of $0.4 million, or 8.7%. The decrease in general and administrative expenses was partially a result of a decrease in our personnel expenses due to the fact that we furloughed substantially all of our employees during Q2 2020. In addition, the Company assessed eligibility for the business relief provision under the CARES Act known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit, which reduced payroll expense $292 thousand.

Other income, net

Other income was $0.0 million for the year ended December 31, 2021 compared to other income of $1.6 million for the year ended December 31, 2020, a decrease in other income of $1.6 million, mainly representing gain on sale of our property and equipment, and investment property during the year ended December 31, 2020.

Gain on forgiveness of PPP Loan

In March 2021, we were notified that PPBI sold substantially all of its PPP loans, including ELE’s loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for ELE’s PPP loan. On August 4, 2021, we received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $899.0 thousand in principal and $11.0 thousand in interest. Thus, during the nine months ended September 30, 2021, we recognized the gain on forgiveness of PPP Loan in the total amount of $910.0 thousand (see Note 6 – “Short-Term and Long-Term Debt” to our Consolidated financial statements for further discussion).

Income tax expense

We recorded income tax expense of $0.7 million and $2.9 million for the year ended December 31, 2021 and 2020, respectively, a $2.2 million decrease in income tax expense.

Our effective tax rate was (3409.5)% and 19.7%for the year ended December 31, 2021 and 2020, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions, and intercompany activities.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We have retained a full valuation allowances of $3.5 million against the deferred tax assets of our Australian, Canadian, U.K., Hong Kong, and South Africa subsidiaries as of December 31, 2021. We have retained full valuation allowances of $3.6 million against the deferred tax assets of our Australian, Canadian, U.K., Hong Kong, and South Africa subsidiaries as of December 31, 2020. The most significant negative factor that was considered in determining whether a valuation allowance was required is a cumulative recent history of losses in all jurisdictions for the entities mentioned above.

Net income (loss) from continuing operations

Net loss from continuing operations was $0.7 million or ($0.02) per basic and diluted common share for the year ended December 31, 2021, compared to net income from continuing operations of $11.7 million or $0.51 per basic and $0.50 per diluted common share for the year ended December 31, 2020, a decrease in net income from continuing operations of $12.4 million or $0.53 per basic and $0.52 per diluted common share.

Net income from discontinued operations

Net income from discontinued operations was $0.1 million or $0.0 per basic and diluted common share for the year ended December 31, 2021, compared to net income from discontinued operations of $$0.1 million or $4.3 million or $0.18 per basic and diluted common share for the year ended December 31, 2020.

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

Management believes that the following policies and estimates are critical because they involve significant judgments, assumptions, and estimates. Historically, management has discussed the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented below relating to those policies and estimates. We currently do not have an audit committee.

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We had deferred revenue of $4.4 million and $10.4 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2021 and 2020, respectively. The revenue associated with these performance obligations is recognized as the obligation is satisfied.

The following table disaggregate our segment revenue by revenue source:

	Years Ended December 31, 2021				Years Ended December 31, 2020
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$4,564	$880	$—	$5,444	$16,353	$245	$1,406	$18,004
Products	199	—	—	199	478	—	—	478
Coaching and Mentoring	—	—	—	—	1,050	—	3	1,053
Online and Subscription	76	—	—	76	1,421	—	40	1,461
Other	182	1,809	—	1,991	4,294	601	23	4,918
Total revenue	$5,021	$2,689	$—	$7,710	$23,596	$846	$1,472	$25,914

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

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

In general, we believe we will experience an increase in demand for our products and services compared to prior periods as we develop our Building Wealth with Legacy TM brand and other revenue streams. We believe that our products and services appeal to those who seek increased financial freedom. If we experience a prolonged decline in demand for our products and services, it could have a material adverse effect on our future operating results.

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

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2021 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2022. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the year ended December 31, 2021, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	(4,832)	(6,965)
Net cash provided by investing activities	—	2,891
Net cash provided by financing activities	3,102	1,400
Effect of exchange rate differences on cash	—	(860)
Net decrease in cash and cash equivalents and restricted cash	(1,730)	(3,534)

Operating Cash Flows and Liquidity

Net cash used in operating activities was $4.8 million in the year ended December 31, 2021 compared to net cash used in operating activities of $7.0 million in the year ended December 31, 2020, representing a period-over-period increase of $2.2 million. This increase was primarily the result of a decrease in current liabilities for deferred course expense 2021 compared to 2020.

Investing Cash Flows

Net cash provided by investing activities totaled $0.0 million compared to net cash provided by investing activities of $2.9 million in the years ended December 31, 2021 and 2020, respectively, representing proceeds on sale of property and equipment, and investment property in the year ended December 31, 2020.

Financing Cash Flows

Our consolidated capital structure as of December 31, 2021 was 17% debt and 83% equity. As of December 31, 2020, our consolidated capital structure was 14% debt and 86% equity.

Net cash provided by financing activities totaled $3.1 million during the year ended December 31, 2021, including our net proceeds from borrowings of the second draw of the Paycheck Protection Program loan of $1.9 million, proceeds from debentures with related parties of $0.7 million and proceeds from issuance of the GLD Debenture of $0.5 million. Net cash provided by financing activities totaled $1.4 million in the year ended December 31, 2020, including our net proceeds from borrowings of the first draw of the Paycheck Protection Program loan.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of December 31, 2021, and 2020, our consolidated current deferred revenue was $4.4 million and $10.4 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Legacy Education Alliance, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Legacy Education Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Legacy Education Alliance, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and the related consolidated statement of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2020, were audited by other auditors whose report dated April 9, 2021, on those statements included in the explanatory paragraph that described the substantial doubt about the Company’s ability to continue as a going concern discussed in Note 2 to the financial statements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ram Associates
www.ramassociates.us
PCAOB ID: 5814
We have served as the Company’s auditor since 2021.
Hamilton, New Jersey
March 31, 2022

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$576	$1,500
Restricted cash	374	1,180
Deferred course expenses	304	1,167
Prepaid expenses and other current assets	607	1,578
Inventory	1	10
Discontinued operations current assets	—	820
Total current assets	1,862	6,255
Property and equipment, net	—	4
Right-of-use assets	20	45
Other assets	6	6
Discontinued operations-other assets	33	34
Total assets	$1,921	$6,344
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,544	$1,762
Royalties payable	110	113
Accrued course expenses	252	277
Accrued salaries, wages and benefits	202	73
Operating lease liability, current portion	20	25
Other accrued expenses	2,114	3,888
Deferred revenue	4,438	10,382
Short-term related party debt, net of unamortized debt discount of $204	142	—
Current portion of long term debt, net of unamortized debt discount of $0	1,011	—
Discontinued operations-current liabilities	9,845	11,286
Total current liabilities	20,678	27,806
Long-term debt, net of current portion and net of unamortized debt discount of $467	1,933	1,900
Deferred tax liability, net	1,493	134
Other long term liabilities	—	120
Operating lease liability, net of current portion	—	20
Total liabilities	24,104	29,980
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 33,917,697 and 23,279,197 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	13,161	11,564
Cumulative foreign currency translation adjustment	837	416
Accumulated deficit	(36,184)	(35,618)
Total stockholders’ deficit	(22,183)	(23,636)
Total liabilities and stockholders’ deficit	$1,921	$6,344

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2021	2020
Revenue	$7,710	$25,914
Operating costs and expenses:
Direct course expenses	2,294	5,801
Advertising and sales expenses	1,636	2,293
Royalty expenses	—	68
General and administrative expenses	4,195	4,555
Total operating costs and expenses	8,125	12,717
Income (loss) from operations	(415)	13,197
Other income (expense):
Interest expense, net	(524)	(210)
Other income, net	8	1,641
Gain on forgiveness of PPP Loan	910	—
Total other income, net	394	1,431
Income (loss) from continuing operations before income taxes	(21)	14,628
Income tax expense	(716)	(2,883)
Net income (loss) from continuing operations	(737)	11,745
Income from discontinued operations	171	4,264
Net income from discontinued operations	$171	4,264
Net income (loss)	$(566)	$16,009

Basic earnings (loss) per common share - continuing operations	$(0.02)	$0.51
Basic earnings (loss) per common share - discontinued operations	—	0.18
Basic earnings (loss) per common share	$(0.02)	$0.69

Diluted earnings (loss) per common share - continuing operations	$(0.02)	$0.50
Diluted earnings (loss) per common share - discontinued operations	—	0.18
Diluted earnings (loss) per common share	$(0.02)	$0.68

Basic weighted average common shares outstanding	29,187	23,076
Diluted weighted average common shares outstanding	29,187	23,230

Comprehensive income:
Net income (loss)	$(566)	$16,009
Foreign currency translation adjustments, net of tax of $0	421	(294)
Total comprehensive income	$(145)	$15,715

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	Capital	adjustment	deficit	deficit
Balance at December 31 , 2019	23,163	$2	$11,552	$710	$(51,627)	$(39,363)
Share-based compensation expense	—	—	23	—	—	23
Cancellation of common stock	(64)	—	(11)	—	—	(11)
Issuance of common stock	180	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(294)	—	(294)
Net Income	—	—	—	—	16,009	16,009
Balance at December 31, 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)
Share-based compensation expense	2,900	—	122	—	—	122
Cancellation of common stock	(945)	—	(15)	—	—	(15)
Common stock issued for stock option purchase	1,600	—	13	—	—	13
Common stock and warrants issued for notes payable to related party from conversion of senior secured convertible debt – related party debt discount	7,084	1	354	—	—	355
Beneficial conversion feature for senior secured convertible debenture	—	—	500	—	—	500
Beneficial conversion feature for senior secured convertible debenture-related party	—	—	623	—	—	623
Foreign currency translation adjustment, net of tax of $0	—	—	—	421	—	421
Net Loss	—	—	—	—	(566)	(566)
Balance at December 31, 2021	33,918	$3	$13,161	$837	$(36,184)	$(22,183)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(566)	$16,009
Less net income from discontinued operations	171	4,264
Net income from continuing operations	$(737)	$11,745
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4	59
Non-cash lease expense	27	23
Gain on the sale of fixed assets and investment property	—	(1,735)
Share-based compensation	122	23
Cancellation of common stock	(15)	(11)
Amortization of debt discount	453	—
Gain on debt extinguishment (PPP loan forgiveness)	(910)	—
Deferred income taxes	1,359	418
Changes in operating assets and liabilities:
Deferred course expenses	844	3,764
Prepaid expenses and other receivable	559	(446)
Inventory	9	34
Other assets	—	37
Accounts payable-trade	685	485
Royalties payable	(11)	(29)
Accrued course expenses	(25)	(191)
Accrued salaries, wages and benefits	129	(386)
Operating lease liability	(27)	(20)
Other accrued expenses	(1,503)	1,823
Deferred revenue	(5,782)	(22,460)
Net cash used in operating activities - continuing operations	(4,819)	(6,867)
Net cash (used in) provided by operating activities - discontinued operations	(13)	(98)
Net cash used in operating activities	(4,832)	(6,965)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment property	—	391
Proceeds from sale property and equipment	—	2,500
Net cash provided by investing activities - continuing operations	—	2,891
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	—	2,891
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(11)	(1,500)
Proceeds from issuance of debt	—	2,900
Proceeds from borrowing Paycheck Protection Program loan	1,900	—
Proceeds from debentures with related parties	700	—
Proceeds from debentures	500	—
Issuance of common stock for stock option purchase	13	—
Net cash provided by financing activities - continuing operations	3,102	1,400
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	3,102	1,400
Effect of exchange rate differences on cash	—	(860)
Net decrease in cash and cash equivalents and restricted cash	(1,730)	(3,534)
Cash and cash equivalents and restricted cash, beginning of period, including cash in discontinued operations	$2,680	$6,214
Cash and cash equivalents and restricted cash, end of period	$950	$2,680

Supplemental disclosures:
Cash paid during the period for interest	$3	$214
Cash received during the period for income taxes, net of tax payments	(52)	—
Supplemental disclosure of non-cash activity:
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$(1)	$13
Non-cash disposal of property	$—	$(363)
Common stock and warrants issued from conversion of senior convertible debenture – related party	355	—
Initial recognition of beneficial conversion feature for senior secured convertible debt - related party	896	—
Note payable issued for insurance policy financing	26	—

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Business Description and Basis of Presentation

Business Description. We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the year ended December 31, 2021, we marketed our products and services under Building Wealth with LegacyTM. During the year ended December 31, 2020, we marketed our products and services under two brands: R Building Wealth with LegacyTM and Homemade Investor by Tarek El MoussaTM.

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

We were founded in 1996, and through a reverse merger, became a publicly held company in November 2014. Today we are a global company that has cumulatively served more than two million students from more than 150 countries and territories over the course of our operating history.

Our operations have traditionally relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. As a result of the COVID-19 coronavirus pandemic, and the resulting worldwide restrictions on travel and social distancing, we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed online operations in July 2020, and live operations in November 2020. The Company will continue following strict safety protocols at the live events. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance. Due to the continuing COVID-19 pandemic, the Company temporarily suspended live in-person events in December 2021 to assess the strategic plan and will continue the temporary suspension into fiscal year 2022. We are not able to fully quantify the impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2021 and beyond.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since January 1, 2020, we have operated under two brands:

●

Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. During the fiscal year 2021, the Company marketed products and services exclusively under this brand.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered nationwide free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products. In November 2020, we suspended conducting Homemade Investor by Tarek El MoussaTM sales events to focus on developing our proprietary Building Wealth with Legacy TM.

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

Note 2—Significant Accounting Policies

Going Concern. The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the years ended December 31, 2021 and December 31, 2020, respectively, we had an accumulated deficit and a working capital deficit. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and cash equivalents. We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2021 and 2020, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	December 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$576	$1,500
Restricted cash	374	1,180
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$950	$2,680

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

Residential rental properties generate monthly income from individual tenants. Income from these properties is recognized and included in other income. We no longer have any residential rental properties as these were transferred to the administrators in the UK in December 2020 (See Note 5–Property and Equipment below).

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

Other assets included our residential investment property. On January 17, 2020, we sold this property for $390.6 thousand and recognized a gain of $33.1 thousand, within Other income in the Consolidated Statements of Operations and Comprehensive Income. The proceeds were held in escrow until December 8, 2020, when they used to pay the joint liquidators of LEA UK as payment of intercompany debts (see “Litigation” on Note 16 “Commitments and Contingencies”).

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We had deferred revenue of $4.4 million and $10.4 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2021 and 2020, respectively. The revenue associated with these performance obligations is recognized as the obligation is satisfied.

The following tables disaggregate our segment revenue by revenue source:

	Years Ended December 31, 2021				Years Ended December 31, 2020
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$4,564	$880	$—	$5,444	$16,353	$245	$1,406	$18,004
Products	199	—	—	199	478	—	—	478
Coaching and Mentoring	—	—	—	—	1,050	—	3	1,053
Online and Subscription	76	—	—	76	1,421	—	40	1,461
Other	182	1,809	—	1,991	4,294	601	23	4,918
Total revenue	$5,021	$2,689	$—	$7,710	$23,596	$846	$1,472	$25,914

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

Share-based compensation. We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. See Note 8 “Share-Based Compensation”, for additional disclosures regarding our share-based compensation.

Comprehensive income. Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income is comprised of net income and other comprehensive income items. Our comprehensive income generally consists of changes in the cumulative foreign currency translation adjustment.

Discontinued operations. ASC 205-20-45, “Presentation of Financial Statements Discontinued Operations” requires discontinued operations to be reported if the disposal of a business component represents a strategic shift that has a major effect on an entity’s operations and financial reports. We have determined that the sale of Legacy UK meets this criterion. Accordingly, the assets, deferred revenues, and income statement of Legacy UK were transferred to discontinued operations to close out the business. The Company is also seeking liquidation of companies in Australia, Hong Kong, and Canada. See Note 4 “Discontinued Operations”, for additional disclosures regarding the details of these discontinued operations.

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

In March 2021, the FASB issued ASU 2021-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The application of this guidance will not have a material impact on our financial statements.

Note 3—Concentration Risk

Cash and Cash Equivalents

We maintain deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of December 31, 2021 and 2020, including foreign subsidiaries, without FDIC coverage was $0.0 and $0.8 million, respectively.

Revenue

A significant portion of our revenue was derived from the Rich Dad brands. For the years ended December 31, 2021 and 2020, Rich Dad brands provided 55.8% and 70.7%, respectively, of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (See Note 15 “Segment Information”).

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

Note 4 - Discontinued Operations

On January 27, 2021, Legacy Education Alliance Australia PTY Limited (“LEA Australia”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), appointed Brent Leigh Morgan and Christopher Stephen Bergin, both of the firm of Rodgers Reidy, 326 William Street, Melbourne VIC 3000 Australia, as Joint and Several Liquidators of LEA Australia, to supervise a Creditors Voluntary Liquidation of LEA Australia. Subject to the approval of the creditors of LEA Australia at a meeting held on February 23, 2021, AEDT (February 22, 2021, EST), the Joint Liquidators will wind down the business of LEA Australia and make distributions, if any, to its creditors in accordance with the applicable provisions of the Australian Corporations Act of 2001. The first meeting of creditors of LEA Australia was held on February 24, 2021, (AEDT), at which no resolutions were proposed by the creditors, no nominations for a Committee of Inspection were made, and no alternative liquidator was proposed. On March 11, 2022, the proof of debt was rejected by the Liquidator of Legacy UK and extended twenty-one days from the receipt of the notice to provide additional documentation supporting the claim to the Court of England. The additional information was submitted to the Liquidators on March 21, 2022.

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

On October 28, 2019, four creditors of Legacy Education Alliance International Ltd. (“Legacy UK”), one of our UK subsidiaries, obtained an order from the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”) with respect to the business and affairs of Legacy UK. Pursuant to the Administration Order of November 15, 2019, from the English Court, the two individuals appointed as administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We did not receive any proceeds from the sale of Legacy UK. Further details, including the resolution of claims and liabilities, and other information regarding the administration may not be forthcoming for several months. The impact of this transaction is reflected as a discontinued operation in the consolidated financial statements. A meeting of the Creditors deemed the decision date is scheduled for March 25, 2022.

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	December 31,	December 31,
	2021	2020
	(in thousands)
Major classes of assets
Cash and cash equivalents	$—	$14
Deferred course expenses	—	806
Discontinued operations-current assets	—	820
Other assets	33	34
Total major classes of assets - discontinued operations	$33	$854
Major classes of liabilities
Accounts payable	$3,638	$3,698
Accrued course expenses	587	593
Other accrued expenses	439	1,582
Deferred revenue	5,181	5,413
Total major classes of liabilities - discontinued operations	$9,845	$11,286

The financial results of the discontinued operations are as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Revenue	$40	$8,247
Total operating costs and expenses	907	2,910
Income (loss) from discontinued operations	(867)	5,337
Other income (expense), net	(80)	2
Income tax benefit (expense)	1,118	(1,075)
Net income from discontinued operations	$171	$4,264

Note 5—Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2021	2020
Land	$—	$—
Building and residential properties	—	—
Software	—	—
Equipment	234	234
Furniture and fixtures	—	—
Building and leasehold improvements	—	—
Property and equipment	234	234
Less: accumulated depreciation	(234)	(230)
Property and equipment, net	$—	$4

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

On December 8, 2020, we transferred our residential properties to the joint administrators of LEA UK (see “Litigation” on Note 16 “Commitments and Contingencies”) as payment of intercompany debts. The transferred value of the properties was £291 thousand ($363 thousand). We recorded a gain of £96 thousand ($126 thousand) in other income in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2020.

In addition to the sale of our headquarters and the disposal of our residential properties, during the year ended December 31, 2020, we disposed of all of our fully depreciated other property and equipment, and fully amortized software and other intangibles.

Depreciation expense on the property and equipment in each of the years ended December 31, 2021 and 2020 was $4.0 thousand and $59.0 thousand, respectively.

Note 6 - Short-Term and Long-Term Debt

(in thousands)	As of December 31, 2021	As of December 31, 2020
Senior Secured Convertible Debenture	500
Debt Discount	(467)	—
Senior Secured Convertible Debenture, net	33	—
Paycheck Protection Program loan	1,000	1,900
Paycheck Protection Program loan 2	1,900	—
IPFS Insurance Premium Note Payable	11	—
Total debt	2,944	1,900
Less current portion of long-term debt	(1,011)	—
Total long-term debt, net of current portion	$1,933	$1,900

Short-term related party debt:

(in thousands)	As of December 31, 2021	As of December 31, 2020
Senior Secured Convertible Debenture - related party	$346	$—
Debt Discount-related party	(204)
Senior Secured Convertible Debenture - related party, net	142	$—

The following is a summary of scheduled debt maturities by year (in thousands):

2022	$1,153
2023	—
2024	—
2025	—
2026	1,933
Thereafter	—
Total debt	$3,086

First Draw Paycheck Protection Program Note Agreement.

On April 27, 2020, Elite Legacy Education, Inc. (“ELE”), a subsidiary of the Company, entered into a Promissory Note in favor of Pacific Premier Bank (“PPBI”), the lender, through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) established pursuant to the CARES Act. The unsecured loan (the “First Draw PPP Loan”) proceeds were in the amount of $1,899,832. The First Draw PPP Loan matures on April 24, 2022, bears interest at a fixed rate of 1% per annum and is payable in 17 equal monthly payments of interest only and a final payment of the full principal plus interest for one month. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels.

In March 2021, ELE was notified that PPBI sold substantially all of its PPP loans, including ELE’s loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for ELE’s PPP loan. On August 4, 2021, ELE received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $900 thousand in principal and $11 thousand in interest. The remaining outstanding principal balance of $1,000 thousand is due on April 24, 2022. The interest paid as of December 31, 2021 is $2.5 thousand and is due monthly beginning October 2021.

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“LTP Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The LTP Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The LTP Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). Under the term of the original LTP Debenture, LTP had an obligation to lend the Company an additional $625 thousand under the same terms prior to March 31, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the nine months ended September 30, 2021. The LTP Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the LTP Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (EdTech) business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the LTP Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the LTP Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. At the Annual Meeting of Stockholders of the Company held on July 2, 2021, the stockholders approved the future issuance of shares to LTP upon conversion under the LTP Debenture in excess of the 19.9% limitation, but no such shares have been issued. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the Conversion Price resulting in the issuance of 6.6 million shares of Common Stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 7 – “Stock Warrants”). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for year ended December 31, 2021, amounted to $361 thousand.

On August 27, 2021, the Company amended the terms of the LTP Debenture to reduce LTP’s maximum funding obligation from $1 million to $675 thousand and to require LTP to fund the remaining principal balance of $300 thousand no later than October 15, 2021. On October 15, 2021, the Company received $100 thousand of the remaining $300 thousand funding obligation of LTP. On October 27, 2021, LTP funded the remaining funding obligation of $200 thousand. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $228 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for year ended December 31, 2021, amounted to $38 thousand.

On March 8, 2022, the Company defaulted on the March 8, 2021 LTP Debenture in the remaining amount left unconverted of $46 thousand and $9 thousand accrued interest. There was no acceleration of interest rate and no triggering of guarantees under the note agreement to increase any debt obligations.

Second Draw Paycheck Protection Program Note Agreement.

On April 20, 2021, Elite Legacy Education, Inc (ELE), a wholly owned subsidiary of the Company, closed on an unsecured Paycheck Protection Program Note agreement (the “Promissory Note”) to borrow $1,899,832 from Cross River Bank, the lender, pursuant to the Paycheck Protection Program (“PPP”), originally created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and extended to “Second Draw” PPP loans as described below. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, utilities, and certain covered operating expenses. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The Second Draw PPP Loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If all or any portion of the loan is not forgiven in accordance with the terms of the program, ELE will be obligated to make monthly payments of principal and interest in amounts to be calculated after the amount of loan forgiveness, if any, is determined to repay the balance of the loan in full prior to maturity. The Promissory Note contains customary events of default relating to, among other things, payment defaults and breaches of representations. ELE may prepay the loan at any time prior to maturity with no prepayment penalties. The principal balance amounted to $1.9 million, as of December 31, 2021.

Debenture, Warrant and Guaranty Agreements, and Exercise of Conversion Rights.

On May 4, 2021, Legacy Education Alliance, Inc., a Nevada corporation (the “Company”), issued a 10% Subordinated Secured Convertible Debenture (“Subordinated Debenture”) in the principal amount of $25 thousand to Michel Botbol, the Company’s Chairman and Chief Executive Officer. The Subordinated Debenture called for interest at a rate of 10% and would have been due on the earlier of the occurrence of certain liquidity events with respect to the Company and May 4, 2022. The Subordinated Debenture was convertible at any time after the issuance date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share (“Conversion Price”). Together with each Conversion Share, a warrant would be issued with a strike price of $0.05 per share and an expiration date of May 4, 2026 (the “Warrants”). Mr. Botbol also had the option to extend the maturity date of the loan for a term not to exceed four years from the original maturity date of that loan. The Subordinated Debenture is secured by a lien on all the Company’s assets subordinated to the lien granted to Legacy Tech Partners, LLC (“LTP”). The Company’s U.S. subsidiaries are required to enter into Guaranties in favor of Botbol under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted Botbol a lien on all assets of such subsidiaries subject to the lien held by LTP. The use of proceeds from the Debenture was to extinguish liabilities of the Company and to fund working capital, general corporate purposes and the development of administrative functions. The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021, Mr. Botbol exercised his conversion rights with respect to the entire $25 thousand of outstanding principal at the Conversion Price resulting in the issuance of 500 thousand shares of Common Stock to him. In addition, an equal number of warrants were issued on May 4, 2021 (see Note 7 – “Stock Warrants”). The related amortization of the debt discount to interest expense for the nine-month ended September 30, 2021, amounted to $21 thousand. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”).

Senior Secured Convertible Debenture, Advisory Agreement, and Intercreditor Agreement

On August 27, 2021, the Company issued a $500 thousand Senior Secured Convertible Debenture (GLD “Debenture”) to GLD Legacy Holdings, LLC, (GLD). The GLD Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company or August 27, 2026. The GLD Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of August 27, 2026 (the “Warrants”). The cash receipt date, August 27, 2021, was used for the market value of stock on measurement date, at $0.10 per common share, resulting in the recognition of debt discount and additional paid-in capital of $500 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $500 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the year ended December 31, 2021, amounted to $33.3 thousand. Net proceeds were $485.2 thousand after legal fees and transaction expenses of $14.8 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. GLD has an option to lend the Company an additional $500 thousand under the same terms prior to December 31, 2023. The GLD Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on August 27, 2021, in favor of GLD under which such subsidiaries guaranteed the Company’s obligations under the GLD Debenture and granted GLD a lien on all assets of such subsidiaries. The proceeds from the GLD Debenture were used for working capital for the development of the Company’s Legacy EdTech business and for working capital for the operation of the Company’s seminar business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. Under the terms of the GLD Debenture, and until all of the obligations of the Company under the GLD Debenture have been paid in full, GLD may appoint one member to the Board of Directors of the Company, subject to the review and approval of the GLD appointed candidate by the Nominating and Governance Committee of the Company. In lieu of cash compensation, the GLD appointed director will receive a grant of 150,000 restricted shares of Common Stock of the Company upon appointment to the Board.

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

IPFS Premium Finance Agreement

On July 30, 2021, the Company entered into a premium finance agreement for insurance coverage in the amount of $26 thousand at an interest rate of 5.55% for 10 months. The balance remaining as of December 31, 2021, is $ 11 thousand.

Note 7 - Stock Warrants

On May 4, 2021, the Company issued 500,000 warrants to M. Botbol, a related party, in connection with conversion of a 10% subordinated convertible debenture in the amount of $25,000 (see Note 6 – “Short-Term and Long-Term Debt”). The warrants entitle the holder to purchase one share of common stock at an exercise price of $0.05 per share at any time on or after the inception date, May 4, 2021, through May 4, 2026, the expiration date. The warrants will not be listed for trading on any national securities exchange.

On June 11, 2021, the Company issued 6,583,500 warrants to Legacy Tech Partners, LLC (LTP), a related party, in connection with conversion of a 10% subordinated convertible debenture in the amount of $330,000 of outstanding principal (see Note 6 – “Short-Term and Long-Term Debt”). The warrants entitle the holder to purchase one share of common stock at an exercise price of $0.05 per share at any time on or after the inception date, June 11, 2021, through March 8, 2026, the expiration date. The warrants are not listed for trading on any national securities exchange.

A summary of the warrant activities for the year ended December 31, 2021, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)[1]
Balance as of January 1, 2021	—	—	—	—
Granted	7,083,500	$0.05	—	—
Balance as of December 31, 2021	7,083,500	$0.05	4.3	79
Exercisable as of December 31, 2021	7,083,500	$0.05	4.3	79

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.0612 for our common stock on December 31, 2021.

Note 8— Share-Based Compensation

The 2015 Incentive Plan, our equity plan, was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. We believe that long-term incentive compensation programs align the interests of management, employees and the stockholders to create long-term stockholder value. We believe that equity-based incentive compensation plans, such as the Incentive Plan, increase our ability to achieve this objective, and, by allowing for several different forms of long-term equity-based incentive awards, help us to recruit, reward, motivate and retain talented employees and other service providers. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to our Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015.

During the year ended December 31, 2021, pursuant to the 2015 Incentive Plan, we awarded 550,000 shares of restricted stock to the independent members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.06 for a total grant date fair value of $34.7 thousand. In addition, we granted 1,735,000 shares of restricted stock to employees, which are subject to three-year cliff vesting. During the year ended December 31, 2021, 945,000 restricted employee shares were forfeited. The grant price per share was $.06 for a total fair grant value of $49.8 thousand. We also granted 100,000 shares each of restricted stock to three external consultants for a total of 300,000 shares, which were fully vested at a grant date. The grant date price per share was $0.06 for a total grant date fair value of $6.3 thousand. We granted another 315,000 shares of restricted stock to an external consultant, which were fully vested at the grant date. The grant date price per share $.10 for a total grant date fair value of $31.5 thousand.

During the year ended December 31, 2020, pursuant to the 2015 Incentive Plan, we awarded 80,000 shares of restricted stock to the independent members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.10 for a total grant date fair value of $8.0 thousand. We also granted 100,000 shares of restricted stock to an external consultant in the amount of 100,000, which were fully vested at a grant date. The grant date price per share was $0.07 for a total grant date fair value of $7.0 thousand.

The following table reflects the activity of the restricted shares:

Restricted Stock Activity (in thousands)	Number of shares	Weighted average grant date value
Unvested at December 31, 2019	456	$0.25
Granted	180	0.08
Forfeited	(64)	0.28
Vested	(480)	0.20
Unvested at December 31, 2020	92	$0.11
Granted	2,900	0.07
Forfeited	(945)	0.06
Vested	(1,257)	0.08
Unvested at December 31, 2021	790	$0.06

Compensation Expense and Related Valuation Techniques

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee and non-employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Unrecognized compensation expense associated with unvested share-based awards, consisting entirely of unvested restricted stock, was $50 thousand and $10 thousand at December 31, 2021 and 2020, respectively. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Our stock-based compensation expense was $122 thousand and $23 thousand in the years ended December 31, 2021 and 2020, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no related income tax effects in either year.

Note 9—Employee Benefit Plan

We have a 401(k)-employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. We provided for a matching contribution of $55.0 thousand and $0.1 million during the years ended December 31, 2021 and 2020, respectively.

Note 10—Income Taxes

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

Our sources of income (loss) and income tax provision (benefit) are as follows (in thousands):

	Years ended
	December 31,
	2021	2020
Income/(loss) from continuing operations before income taxes:
U.S.	$(1,211)	$12,367
Non-U.S.	1,190	2,261
Total income/(loss) from continuing operations before income taxes:	$(21)	$14,628

Provision (benefit) for taxes:
Current:
Federal	$(887)	$2,037
State	244	347
Non-U.S.	—	81
Total current	(643)	2,465
Deferred:
Federal	1,139	126
State	220	5
Non-U.S.	—	287
Total deferred	1,359	418
Noncurrent
Federal	—	—
State	—	—
Non-U.S.	—	—
Total noncurrent	—	—
Total income tax expense	$716	$2,883
Effective income tax rate	(3,409.5)%	19.7%

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Years ended
	December 31,
	2021	2020
Computed expected federal tax benefit (expense)	$(4)	$3,072
(Decrease) Increase in valuation allowance	-	(1,098)
State income, net of federal benefit	367	278
Non-U.S. income taxed at different rates	(196)	322
Intercompany Gain	738	—
Unrecognized tax benefits	—	309
Other	(189)	—
Income tax expense	$716	$2,883

We recorded income tax expense of $0.7 million and income tax benefit of $2.9 million for the years ended December 31, 2021 and 2020, respectively, a $2.2 million decrease in income tax expense.

We do not expect to repatriate earnings from its foreign subsidiaries because the cumulative earnings and profits of the foreign subsidiaries as of December 31, 2021 and 2020 are negative. Accordingly, no U.S. federal or state income taxes have been provided thereon.

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$136	$3,648
Depreciation	—	(1)
Valuation allowance	—	(3,622)
Total deferred tax assets	$136	$25
Deferred tax liabilities:
Deferred course expenses	$(34)	$(159)
Intercompany Debts	(1,595)	—
Total deferred tax liabilities	(1,629)	(159)
Net deferred tax asset (liability)	$(1,493)	$(134)

We have retained a full valuation allowances of $3.5 million against the deferred tax assets of our Australian, Canadian, U.K., Hong Kong, and South Africa subsidiaries as of December 31, 2021. We have retained full valuation allowances of $3.6 million against the deferred tax assets of our Australian, Canadian, U.K., Hong Kong, and South Africa subsidiaries as of December 31, 2020. The most significant negative factor that was considered in determining whether a valuation allowance was required is a cumulative recent history of losses in all jurisdictions for the entities mentioned above.

We had zero balance of federal net operating loss carryforwards as of December 31, 2021 and 2020. As of December 31, 2021, and 2020, we had approximately $15.1 million and $18.4 million of foreign net operating loss carryforwards, respectively, and approximately $2.9 million and $3.7 million of state net operating loss carryforwards, respectively. The foreign loss carryforwards begin to expire in 2027 and the state net operating loss carryforwards begin to expire in 2038.

Our federal income tax returns for the years after 2017 are subject to examination by the Internal Revenue Service. Our state tax returns for all years after 2017 or 2016, depending on each state’s jurisdiction, are subject to examination. In addition, our Canadian tax returns and United Kingdom tax returns for all years after 2013 are subject to examination.

The liability pertaining to uncertain tax positions was $0.3 million at December 31, 2021 and 2020. In accordance with GAAP, we recorded expense that increased the total liability pertaining to uncertain tax positions which was more than offset by a decrease in the total liability attributable to foreign currency fluctuations and tax rate adjustments. A significant portion of the liability pertaining to uncertain tax positions is recorded as a reduction of the value of net operating loss carryovers.

We include interest and penalties in the liability for uncertain tax positions. Accrued interest and penalties on uncertain tax positions were approximately $0.04 million at December 31, 2021 and 2020, for each year, and is included in other liabilities in the accompanying Consolidated Balance Sheets. If applicable, we recognize interest and penalties related to uncertain tax positions as tax expense.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	As of December 31,
	2021	2020
Unrecognized tax benefits - January 1	$309	$309
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Unrecognized tax benefits - December 31	$309	$309

The total liability for unrecognized tax benefits at December 31, 2021, is included in other liabilities in the Consolidated Balance Sheets. The total liability for unrecognized tax benefits at December 31, 2021 and 2020, are as follows:

	As of December 31,
	2021	2020
Reduction of net operating loss carryforwards	$—	$—
Noncurrent tax liability (reflected in Other long-term liabilities)	309	309
Total liability for unrecognized tax benefits	$309	$309

We do not expect any significant changes to unrecognized tax benefits in the next year. We estimate $0.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate at December 31, 2021 and 2020.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act included several provisions that provide economic relief for individuals and businesses. The CARES Act, among other things, included tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss carryback provisions. On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”), which includes the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021,was signed into law and provided further COVID-19 economic relief with an expansion of the employee retention credit. In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized, and the credit reduces payroll expense. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned. For the year ended December 31, 2021, we determined that we qualify for the employee retention credit as it relates to wages paid during the twelve months ended December 31, 2020, as well as wages paid during the first, second, and third fiscal quarters of 2021. As a result, we recorded a net benefit of $292 thousand to the employee retention credit as a reduction to payroll expense for the year ended December 31, 2021 and recorded a gross receivable of $292 thousand within Prepaid expenses and other current assets as of December 31, 2021. On March 11, 2022 the Company received $201 thousand of the accrued balance.

Note 11—Certain Relationships and Related Transactions

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

The Development Agreement has an initial term of five years and will automatically renew thereafter for successive five-year terms unless either party provides prior written notice of termination no less than 90 days prior to the end of such five-year term. In November 2020, we suspended conducting Homemade Investor by Tarek El Moussa sales events to focus on our proprietary brand.

We do not expect to generate significant revenues under this license going forward as we continue to fulfill student contracts.

Note 12—Capital Stock

Share Capital

Our authorized share capital consists of 200,000,000 shares of Common Stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

As of December 31, 2021, 33,917,697 shares of our Common Stock were outstanding. The outstanding shares of our Common Stock are validly issued, fully paid and non-assessable.

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

On November 12, 2018, the Board of Directors approved an amendment to the Rights Agreement dated as of February 16, 2017 by and between us and VStock Transfer LLC (VStock), as Rights Agent (the “Rights Agreement”), to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2021, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

On November 25, 2019, we entered into an assumption agreement with Broadridge Corporate Issuer Solutions, Inc. (Broadridge), whereby Broadridge assumes the role of Rights Agent under the Rights Agreement, effectively replacing VStock as Rights Agent.

On February 12, 2021, the Board of Directors approved an amendment to the Rights Agreement dated as of February 16, 2017 by and between the Company and Broadridge Corporate Issuer Solutions, Inc., successor to VStock, as Rights Agent, to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2023, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

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

On November 18, 2021, the Company entered into a Stock Purchase and Option Agreement (the “Purchase Agreement”) with Mayer and Associates, LLC pursuant to which Mayer purchased (i) 1,600,000 shares of common stock of the Company for a total aggregate price of $160.00, or $.0001 per share and (ii) in exchange for an aggregate purchase price of $13,840, an option to purchase, from time to time, up to an additional 138,400,000 shares of common stock. The Option is exercisable at a per share exercise price of, for the first 18,400,000 option shares, $0.0001, and $0.05833 for the remaining option shares. Mayer’s option to purchase the option shares shall expire on November 18, 2023. Mayer’s right to acquire any of the option shares is subject to limitation so that no time may Mayer beneficially on more than 4.99% (or 9.99% under certain circumstances) of the total issued and outstanding shares of Company’s common stock. The option price is subject to adjustments upon the occurrence of certain events as more fully described in the Purchase Agreement. The purchase shares and option shares are subject to piggyback registration rights under the Purchase Agreement. The issuance of the purchase shares and proposed issuance of the option shares have not been registered under the Securities Act of 1933 (The “Securities Act”) in reliance on the exemption.

Preferred Stock

As of December 31, 2021 and 2020, no shares of our preferred stock were outstanding.

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

Note 13—Earnings Per Share (“EPS”)

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

Our weighted average unvested restricted stock awards outstanding were 1,448,992 and 153,612 for the years ended December 31, 2021 and 2020, respectively.

Weighted average unvested restricted stock awards outstanding for the year ended December 31, 2021 were not included in the computation of our diluted EPS, as inclusion would have been anti-dilutive, however for the year ended December 31, 2020, they were included as they would have been dilutive.

The calculations of basic and diluted EPS are as follows:

	Years Ended December 31, 2021			Years Ended December 31, 2020
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(566)	29,187		$16,009	23,230
Amounts allocated to unvested restricted shares and warrants	—	—		(106)	(154)
Amounts available to common stockholders	$(566)	29,187	$(0.02)	$15,903	23,076	$0.69
Diluted:
Amounts allocated to unvested restricted shares	—	—		106	154
Stock warrants	—	—		—	—
Incremental shares to be issued for convertible note – related party	—	—		—	—
Amounts reallocated to unvested restricted shares	—	—		(106)	—
Amounts available to stockholders and assumed conversions	$(566)	29,187	$(0.02)	$15,903	23,230	$0.68

Note 14—Fair Value Measurements

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

The Company does not have any financial assets or liabilities measured and recorded at fair value on our consolidated balance sheets on a recurring basis as of December 31, 2021 and 2020.

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, accounts payable, deferred course expenses, accrued expenses, deferred revenue, and debt. U.S. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management believes the carrying value of its financial instruments approximates their fair value either to the length of maturity interest rates that approximate prevailing market rates.

Note 15—Segment Information

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

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2021	2020
North America	65.1%	91.1%
U.K.	34.9%	3.3%
Other foreign markets	—%	5.6%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
	2021	2020
Segment revenue	(In thousands)
North America	$5,021	$23,596
U.K.	2,689	846
Other foreign markets	—	1,472
Total consolidated revenue	$7,710	$25,914

	Years Ended December 31,
	2021	2020
Segment gross profit contribution *	(In thousands)
North America	$1,586	$15,631
U.K.	2,194	802
Other foreign markets	—	1,319
Total consolidated gross profit	$3,780	$17,752

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Years Ended December 31,
	2021	2020
Depreciation and amortization expenses	(In thousands)
North America	$2	$45
U.K.	2	14
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$4	$59

	December 31,	December 31,
	2021	2020
Segment identifiable assets	(In thousands)
North America	$1,348	$3,834
U.K.	126	1,266
Other foreign markets	175	192
Total consolidated identifiable assets	$1,649	$5,292

Our long-lived assets in the U.S. were approximately $4.0 thousand for the year ended December 31, 2020. We had no long-lived assets in the U.S. as at December 31, 2021. We had no international long-lived assets for the same periods.

Note 16—Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including T&B Seminars, Inc., and Rich Dad. There were no royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2021 and 2020. respectively. Our License Agreement with our Rich Dad brand licensor expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use the Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the agreement.

Purchase commitments. From time to time, the Company enters into non-cancellable commitments to purchase professional services, Information Technology licenses and support, and training courses in future periods. There were no purchase commitments made by the Company at December 31, 2021 and 2020, respectively.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida (the “Court”) by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its General Counsel and former Chief Executive Officer were named as defendants to a civil conspiracy count. The suit, as originally filed, primarily related to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit, as originally filed, included claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint with the Court against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holdings, Inc. (“Holdings”), and certain shareholders of the Company. The Second Amended Complaint included claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint, which included claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of Unfair and Deceptive Business Practices Act against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s current General Counsel, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. On September 17, 2020, the Court (i) granted summary judgment in favor of Tigrent and Holdings on TBPI’s claim for conspiracy; (ii) denying TBPI’s motion for summary judgment against Tigrent in which TBPI sought a declaration by the Court that claims against TBPI in a lawsuit to which neither Tigrent nor Holdings is a party (“Third Party Lawsuit”) were within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement; and (iii) denying TBPI’s motion for summary judgment in which TBPI sought a declaration by the Court that TBPI’s attorney’s fees incurred the Third Party Lawsuit were also within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement. On August 18, 2020, TBPI voluntarily dismissed all shareholder defendants, other than Mr. May and Steven Barre, Tigrent’s former Chief Executive Officer. On January 4, 2021, a Settlement Agreement and Mutual Release was entered into by and between TBPI, M. Barry Strudwick, Carl Weiss and Susan Weiss (the “Strudwick Parties”) and Tigrent Inc., Legacy Education Alliance, Inc., Legacy Education Alliance Holdings, Inc., Mr. May, and Steven Barre (Defendants) pursuant to which the Strudwick Parties agreed to dismiss the lawsuit with prejudice against all parties and the Company agreed to pay the aggregate sum of $400 thousand payable in one installment of $100 thousand on February 18, 2021 and five quarterly installments of $60 thousand commencing on May 19, 2021, which the Company has accrued for within accounts payable as of December 31, 2021, and within accounts payable and other long-term liability for the current and long-term portions as of December 31, 2021, within the Consolidated Balance Sheets. The parties also exchanged mutual releases as part of the Settlement Agreement. The lawsuit was dismissed by order of the Court on January 12, 2021. Through December 31, 2021, the Company has paid $280 thousand of the total settlement.

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

Mr. Kostiner, our Chairman, Chief Executive Officer, and Interim Principal Financial and Accounting Officer is a named defendant in three legal proceedings which are described below.

In Re Argon Credit, LLC, et al., Debtors, Case No. 16-39654 (U.S. Bankruptcy Court Northern District of Illinois Eastern Division).

On December 16, 2016, Argon Credit, LLC and Argon X, LLC (collectively the “Debtors”) filed petitions for relief under chapter 11 of title 11 of the United States Code. On January 11, 2017, Debtors’ bankruptcy cases were converted to chapter 7 cases. On December 14, 2018, the chapter 7 trustee filed an adversary proceeding as case number 18-ap-00948 (the “Bankruptcy Complaint”) against multiple defendants, including Barry Kostiner, asserting claims for aiding and abetting breach of fiduciary duty. As to Mr. Kostiner, the Bankruptcy Complaint alleged that, while an employee of the Debtor, he aided and abetted the former CEO of Argon Credit, Raviv Wolfe, in breaching his fiduciary duties to Argon Credit, by, among other things, knowingly participating in a scheme to funnel assets away from the Debtors and their creditors, double pledging Argon Credit’s assets, and knowingly submitting false or misleading financial reports to the Debtors’ secured lender to conceal the transfer of Argon Credit’s assets. On July 11, 2019, Mr. Kostiner, appearing through counsel, filed an answer denying all allegations against him set forth in the Bankruptcy Complaint.

On August 12, 2021, the trustee filed a Motion for the Entry of an Order Pursuant to Bankruptcy Rule 9019 Approving Settlement with Mr. Kostiner. Under the terms of the proposed settlement, Mr. Kostiner would pay the trustee $35,000 in exchange for dismissal with prejudice from the suit and the exchange of mutual releases (the “Proposed Settlement”). Each of the trustee and Mr. Kostiner concluded that the Proposed Settlement was in their respective best interests in light of the contested nature of the Complaint, the costs that both parties would incur in connection with the litigation of same the uncertain outcome from protracted litigation. The trustee argued that the Proposed Settlement was reasonable based upon: (a) the range of potential outcomes taking into account the defenses that Mr. Kostiner could assert; (b) the likelihood of recovering more given Mr. Kostiner’s financial condition; (c) Argon Credit’s director and officers’ liability insurance policy had been exhausted; and (d) the Debtors’ pre-petition lender had recently filed a complaint against many of the parties originally named by the trustee in its adversary proceeding, including Mr. Kostiner, and this action further reduces the likelihood of recovery against Mr. Kostiner, because at a minimum, he will be forced to pay to defend that action. On September 3, 2021, the Bankruptcy Court issued an order approving the settlement, and on November 18, 2021, the Bankruptcy Court issued an order granting the motion to voluntarily dismiss the proceeding against Mr. Kostiner.

Fund Recovery Services, LLC v. RBC Capital Markets, LLC, et al., Case No. 1:20-cv-5730 (U.S. District Court for the Northern District of Illinois Eastern Division.

On September 25, 2020, Fund Recovery Services, LLC (“Fund”), as assignee of Princeton Alterative Income Fund, L.P. (“PAIF”) filed a complaint in the above-referenced action asserting a variety of claims against 37 defendants, including Mr. Kostiner. On May 15, 2021, Fund filed an amended complaint against 34 of the defendants, including Mr. Kostiner (the “Amended Complaint”). The claims against Mr. Kostiner in the Amended Complaint include: (i) violation of 18 U.S.C. 1962(2) by the conduct and participation in a RICO enterprise through a pattern of racketeering activity; (ii) violation of 18 U.S.C. 1962(d) by conspiracy to engage in a pattern of racketeering activity; (iii) fraud/intentional misrepresentation; (iv) aiding and abetting fraud/intentional misrepresentation; (v) fraudulent concealment; (vi) aiding and abetting fraudulent concealment; (vii) fraudulent/intentional inducement; (viii) conversion; (ix) aiding and abetting conversion; (x) civil conspiracy; and (xi) tortious interference with contractual relations. The Amended Complaint seeks damages of approximately $240 million jointly and severally against all defendants, together with treble and punitive damages, among other relief.

The Amended Complaint, as it pertains to Mr. Kostiner, covers much of the same conduct that is the subject of the Bankruptcy Complaint described above and stems from a transaction that Argon Credit entered into with Spartan Specialty Finance, LLC (“Spartan”). Argon, a consumer finance platform that made high-interest, unsecured loans to credit-impaired borrowers, financed its loans through a revolving credit facility provided by PAIF. Mr. Kostiner was the sole member of Spartan and was also, for a period of time, the Vice President of Capital Markets at Argon. Argon and Spartan entered into an agreement whereby Spartan agreed to purchase a portfolio of loans from Argon. Spartan financed the acquisition by obtaining a loan from Hamilton Funding (“Hamilton”). The Amended Complaint alleges that PAIF had a perfected security interest in the loans that Argon improperly sold to Spartan (which were financed by Hamilton Funding), and that defendants, including Mr. Kostiner, engaged in a scheme to induce PAIF to initially lend funds, later to increase its credit line, and ultimately convert and deprive PAIF of its property by numerous acts of fraud.

On July 1, 2021, defendants, including Mr. Kostiner, filed a consolidated motion to dismiss the Amended Complaint in its entirety against them, based on the following arguments: (a) the RICO claims (Counts (1)-(2)) are time-barred; (b) Fund lacks standing to bring Counts 1-11; (c) Fund is collaterally estopped from litigating the issues that are the subject of the Amended Complaint; (d) the allegations in the Amended Complaint fail to satisfy the requirements of Rules 8 and 9(b) of the Federal Rules of Civil Procedure; (e) the Amended Complaint failed to allege a duty sufficient to support its allegations in Counts 1-7; (f) Fund failed to adequately plead the elements of a valid RICO claim; and (g) Fund failed to adequately plead the elements of any of its state law claims (Counts 3-13). This motion is fully briefed and awaits resolution by the Court.

On February 22, 2022, PAIF filed a Revised Second Amended Complaint (“RSA Complaint”) against 25 defendants, including Mr. Kostiner. The RSA Complaint incorporates information from witness statements and journal entries from alleged Argon insiders. The claims against Mr. Kostiner in the RSA Complaint include: (i) fraud/intentional misrepresentation; (ii) aiding and abetting fraud/intentional misrepresentation; (iii) fraudulent concealment; (iv) aiding and abetting fraudulent concealment; (v) fraudulent/intentional inducement; (vi) conversion; (vii) aiding and abetting conversion; (viii) civil conspiracy; and (ix) tortious interference with contractual relations. The Amended Complaint seeks damages of approximately $240 million jointly and severally against all defendants, together with treble and punitive damages, among other relief.

In re Spartan Specialty Finance I SPV, LLC, Case No. 16-22881-rdd (U.S. Bankruptcy Court for the Southern District of New York White Plains Division)

On June 29, 2016, Spartan filed a petition for relief under chapter 11 of title 11 of the United States Code. It did so in order to resolve a loan dispute that it had with Hamilton, including Hamilton’s alleged right to access cash accounts that Spartan had pledged as collateral. On May 26, 2017, the bankruptcy court approved a Stipulation and Agreement Resolving Debtor’s Motion for Use of Cash Collateral and Fixing Amount of Secured Claim, between Hamilton, Spartan, and Mr. Kostiner, in his individual capacity. Spartan’s bankruptcy petition was dismissed as part of the Court’s approval of the Settlement.

Except for the actions set forth above, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this report.

Note 17 - Leases

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

Lease Position as of December 31, 2021

The table below presents the lease related assets and liabilities recorded on the Consolidated Balance Sheets as of December 31, 2021 and 2020:

	Classification on the	December 31,	December 31,
Balance Sheet Line	Balance Sheet	2021	2020
		(in thousands)
Assets
Operating lease assets	Operating lease right of use assets	$20	$45
	Total lease assets	$20	$45

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$20	$25
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$—	$20
	Total lease liabilities	$20	$45

Lease cost for the year ended December 31, 2021

The table below presents the lease related costs recorded on the Consolidated Statement of Operation and Comprehensive Income for the years ended December 31, 2021 and 2020:

		Years Ended December 31,
Lease cost	Classification	2021	2020
		(in thousands)
Operating lease cost	General and administrative expenses	$27	$23
	Total lease cost	$27	$23

Other Information

The table below presents supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27	$20
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$1	$13

As a result of the sale of Legacy UK, the leases classified as right-of-use assets and as lease liabilities in the amount of $2.2 million, were written off to discontinued operations. See Note 4 “Discontinued Operations”.

During the quarter ended September 30, 2020, we cancelled all of our outstanding lease arrangements for office space and equipment. On October 1, 2020, the Company relocated its headquarter to 1490 N.E. Pine Island Road, Suite 5D, Cape Coral, FL 33909 and entered into a two-year operating lease for the new 1,600 square feet office and warehouse space. The new lease provides the Company an option to extend the term of the lease for a third year. The lease obligation is approximately $32 thousand plus other costs for shared services, maintenance and sales tax over the course of its life.

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases as of December 31, 2021:

	December 31,	December 31,
	2021	2020
Weighted average remaining lease term - operating leases	0.75 years	1.75 years
Weighted average discount rate - operating leases	12.00%	12.00%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2021:

Amounts due in	Operating Leases
(in thousands)
2022	$20
2023	—
2024	—
Total minimum lease payments	20
Less: effect of discounting	0
Present value of future minimum lease payments	20
Less: current obligations under leases	(20)
Long-term lease obligations	$—

There are no lease arrangements where we are the lessor.

Note 18—Subsequent Events

On March 8, 2022, the Company defaulted on the Senior Secured Convertible Debenture to Legacy Tech Partners, LLC in the principal amount of $47 thousand and accrued interest of $9 thousand. (See Note 6 - Short-Term and Long-Term Debt)

On March 28, 2022 Legacy Education Alliance International, Ltd, made a motion of Withdrawal of Rejection of Proofs of Debt of (a) Elite Legacy Education UK, Ltd (b) Legacy Education Alliance Holdings, Inc. and (c) Legacy Education Alliance Hong Kong Ltd. A request was made for an extension of April 30, 2022.

On March 29, 2022, the First Draw Paycheck Protection Program Note Agreement in the amount of $1000 thousand was amended and restated by extending the maturity date from April 24, 2022 to a maturity date of April 24, 2025. The interest rate is fixed and will not be changed over the life of the loan. The Company must pay monthly principal and interest payments on the outstanding principal balance on the loan amortized over the remaining term of the loan, beginning on the first day of the month following the date on which the amount of forgiveness determined under Section 1106 of the CARES Act is remitted to the lender until maturity. Payments of principal and interest must be made on the first calendar day in the months they are due.

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to March 31, 2022, the date that the financial statements were issued. Other than those listed above above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. As of December 31, 2021, based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of December 31, 2021, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board of Directors currently consists of one member. The directors are elected at the annual meeting of stockholders to serve until the next annual meeting and until their successors are elected and qualified.

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

Our Board of Directors operates by majority vote. In the 2021 fiscal year, our Board of Directors held 23 meetings and each director attended more than 75% of such meetings. Any director may call a special meeting of our Board of Directors upon proper notice. In addition, our Board of Directors may take action by unanimous written consent in accordance with our Bylaws.

Set forth in the table below is the name, age and position with the Company of each of our directors. Additional information about each of the directors is provided below the table and in “Security Ownership of Certain Beneficial Owners and Management.” There are no family relationships among our directors and executive officers.

Name	Age	Position
Barry Kostiner	50	Chief Executive Officer, Chairman of the Board, Interim Principal Financial and Accounting Officer, and Manager of Capital Markets

Barry Kostiner was appointed to the Board on May 3, 2021 and has also been a Manager of Capital Markets at the Company since March 2021, interim principal financial and accounting officer since November 8, 2021 and interim Chief Executive Officer since December 1, 2021. Mr. Kostiner is serving as the Chief Executive and Chairman of Sagaliam Acquisition Corp. Mr. Kostiner is also serving as the Chief Financial Officer and Director of Sunfire Acquisition Corp. Additionally, Mr. Kostiner has served as the President of Legacy Tech Partners, LLC (LTP), a microcap focused EdTech investment vehicle, since February 2021. Mr. Kostiner was the CFO of Ameri Holdings Inc. (Nasdaq: AMRH) from October 2018 through December 2020. The operations of AMRH, including its global IT services business focused on SAP with operations in both the US and India, was acquired by management, with the residual Nasdaq vehicle acquired by Enveric Biosciences (Nasdaq: ENVB), an evidence-based cannabinoid pharma company focused on palliative therapies for cancer patients. Mr. Kostiner has been a consultant to ENVB since January 2021. From May 2016 through October 2018, Mr. Kostiner was a consultant to Cypress Skilled Nursing, a healthcare facility operator and from May 2017 through October 2018 he was a consultant to LinKay Technologies Inc., an artificial intelligence incubator with a portfolio of intellectual property focused on AI and LiDAR/geospatial technology, with a research staff in India and New York. Mr. Kostiner’s 20-year career in energy includes eight years at Goldman Sachs and Merrill Lynch and their affiliates, with a focus on energy trading and portfolio management, as well as serving as the CEO of an oil & gas SPAC (Nasdaq: PGRI) from 2005 through 2009. Mr. Kostiner earned a Bachelor’s of Science degree in Electrical Engineering and a Master’s of Science in Operations Research from MIT. His thesis on the mathematics of electric industry deregulation was sponsored by Harvard’s Kennedy School of Government. Mr. Kostiner is President of, and holds a 25% membership interest in, Legacy Tech Partners, LLC, a Delaware limited liability company (“LTP”). On March 8, 2021, the Company issued a Senior Secured Convertible Debenture (“Debenture”) in the principal amount of $375 thousand to LTP.

The Board of Directors believes Mr. Kostiner’s qualification to serve as a director includes his experience in working with publicly traded companies as well as his experience and expertise in emerging growth sectors.

Mr. Barry Kostiner was a named defendant in three litigations. See “Note 16-Commitments and Contingencies” for further details.

Executive Officers

Set forth in the table below is the name, age and position with the Company of each of our executive officers:

Name	Age	Position
Barry Kostiner	50	Chief Executive Officer, Chairman of the Board of Director, Interim Principal Financial and Accounting Officer , and Manager of Capital Markets

See “Directors” for Barry Kostiner’s biography.

Corporate Governance

Director Nomination Process

The Nominating and Corporate Governance Committee (or the full Board if no members have been appointed to such committee) will consider director candidates who have relevant business experience, are accomplished in their respective fields, and who possess the skills and expertise to make a significant contribution to the Board of Directors, the Company and its stockholders. Subject to the requirements of our Bylaws, the Nominating and Corporate Governance Committee will consider nominees for election to the Board of Directors who are recommended by stockholders, provided that a complete description of the nominees’ qualifications, experience and background, together with a statement signed by each nominee in which he or she consents to act as such, accompany the recommendations.

The Board of Directors considers several diversity factors in evaluating director candidates including, without limitation, professional experience, education, race, gender and national origin, but does not assign any particular weight or priority to any particular factor.

In identifying prospective director candidates, the Nominating and Corporate Governance Committee (or the full Board if no members have been appointed to such committee) may seek referrals from other members of the Board of Directors, management, stockholders and other sources. The Nominating and Corporate Governance Committee (or the full Board if no members have been appointed to such committee) also may, but need not, retain a search firm in order to assist it in identifying candidates to serve as directors of the Company. The Nominating and Corporate Governance Committee (or the full Board if no members have been appointed to such committee) utilizes the same criteria for evaluating candidates regardless of the source of the referral. When considering director candidates, the Nominating and Corporate Governance Committee (or the full Board if no members have been appointed to such committee) seeks individuals with backgrounds and qualities that, when combined with those of our incumbent directors, provide a blend of skills and experience to further enhance the Board of Director’s effectiveness.

In connection with its annual recommendation of a slate of nominees, the Nominating and Corporate Governance Committee (or the full Board if no members have been appointed to such committee) may also assess the contributions of those directors recommended for re-election in the context of the Board of Directors evaluation process and other perceived needs of the Board of Directors.

Board Meetings and Committees

We are not required under the Exchange Act to maintain any committees of our Board of Directors. We have formed certain committees of our board as a matter of preferred corporate practice, including an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee; however, as we only have one director, we do not have any members on such committees.

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

We currently do not have any members on our Audit Committee. Our Audit Committee has a written charter available on our website in the “Corporate Governance” section under the “Investors” link at www.legacyeducationalliance.com.

Number of Meetings in fiscal 2021: [5]

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

We currently do not have any members on our Compensation Committee The Company’s Compensation Committee has a written charter available on our website in the “Corporate Governance” section under the “Investors” link at www.legacyeducationalliance.com.

Number of Meetings in fiscal 2021: [0]

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

We currently do not have any members on our Compensation Committee., Company’s Nominating and Corporate Governance Committee has a written charter available on our website at www.legacyeducationalliance.com.

Risk Oversight

The Board of Directors takes an active role in risk oversight. The Board of Directors exercises its risk oversight function through the full Board of Directors and each of its committees. The Audit Committee of the Board of Directors (or the full Board if no members have been appointed to such committee) takes an active risk oversight role by meeting with the Company’s senior management team on a regular basis and reviewing and approving key risk policies and risk tolerances. The Audit Committee (or the full Board if no members have been appointed to such committee) is responsible for ensuring that the Company has in place a process for identifying, prioritizing, managing, and monitoring its critical risks. Furthermore, the Board of Directors, with input from the Audit Committee, regularly evaluates our management infrastructure, including personnel competencies and technologies and communications, to ensure that key risks are being properly evaluated and managed. Finally, the Compensation Committee of the Board of Directors (or the full Board if no members have been appointed to such committee) reviews any risks associated with the Company’s compensation practices. In the Compensation Committee’s view, our compensation policies encourage a balanced approach to risk-taking, by structuring compensation packages that includes both long-term vesting equity awards in addition to cash bonuses.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics on November 10, 2014, that applies to our directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics may be found on our website in the “Corporate Governance” section under the “Investors” link at www.legacyeducationalliance.com.

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors, and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2021, with the exception of one untimely Form 4 (detailing a single transaction) for Legacy Tech Partners, LLC, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Program

Our executive compensation program has historically been determined and proposed by our Compensation Committee and is approved by our Board of Directors. None of the Named Executive Officers had been or currently is a member of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee has historically considered the recommendations of our Chief Executive Officer in setting compensation levels for our other executive officers.

Executive Employment Agreements

Set forth below is a description of the employment agreements of Barry Kostiner, Chairman and CEO, Michel Botbol, who recently resigned as Chairman and CEO, James May, who recently resigned as General Counsel, and Vanessa Guzmán-Clark who recently resigned as Chief Financial Officer.

Barry Kostiner Employment Agreement.

On March 9, 2021, the Company entered into an employment agreement (the “Employment Agreement”) with Barry Kostiner in the capacity of Manager, Capital Markets, and now its Chief Executive Officer, for no specific term. The Employment Agreement provides Mr. Kostiner with the following compensation and benefits:

●	Annual base salary of no less than $120,000, which may be increased at the discretion of the Board from time to time.

●	Participation in any annual or long-term bonus or incentive plans maintained by the Company for its senior executives;

●	Participation in any stock option, stock ownership, stock incentive or other equity-based compensation plans maintained by the Company for its senior executives; and

●	Participation in all compensation or employee benefit plans or programs, and all benefits or perquisites, for which any member of the Company’s senior management is eligible under any existing or future Company plan or program;

The Employment Agreement further provides that if the Board determines that Mr. Kostiner has engaged in gross negligence or willful misconduct in a manner that caused or contributed to the need for a material restatement of the Company’s financial results, and if the performance-based compensation paid under the Employment Agreement would have been lower if based on such restated results, then the Board and the Company may seek recoupment from Mr. Kostiner of any portion of such performance-based compensation deemed appropriate.

Mr. Kostiner’s employment may be terminated by either party at any time. If Mr. Kostiner’s employment is terminated (i) other than for cause or (ii) upon Mr. Kostiner’s death, permanent disability, or voluntary resignation, Mr. Kostiner will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination, (ii) a pro rata portion of any annual incentive compensation that Mr. Kostiner would have been entitled to receive and, (iii) a separation benefit in an amount equal to twenty-six (26) weeks of base salary payable in biweekly installments. If Mr. Kostiner’s employment is terminated other than for cause or due to his voluntary resignation within 18 months of a “change in control” event, he will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination, (ii) a separation benefit in an amount equal to one year of base salary payable in bi-weekly installments. Mr. Kostiner’s entitlement to receive any separation benefit described in this paragraph is conditioned on Mr. Kostiner executing a general release satisfactory to the Company.

Under the terms of the Employment Agreement, Mr. Kostiner will be subject to certain confidentiality, non-solicitation, and other restrictive covenants described in the Agreement.

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

Mr. Botbol resigned from his positions with the Company on December 1, 2021.

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

Mr. May resigned from his positions with the Company on November 4, 2021.

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

Ms. Guzmán-Clark’s employment may be terminated by either party at any time. If Ms. Guzmán-Clark’s employment is terminated (i) other than for cause or (ii) upon Ms. Guzmán-Clark’s death, permanent disability, or voluntary resignation, Ms. Guzmán-Clark will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination, (ii) a pro rata portion of any annual incentive compensation that Ms. Guzmán-Clark would have been entitled to receive and, (iii) a separation benefit in an amount equal to twenty-six (26) weeks of base salary payable in biweekly installments. If Ms. Guzmán-Clark’s employment is terminated other than for cause or her voluntary resignation within 18 months of a “change in control” event, she will be entitled to receive (i) any unearned and unpaid base salary and annual incentive compensation that has accrued but is paid as of the date of termination and (ii) a separation benefit in an amount equal to one year of base salary payable in lump sum. Ms. Guzmán-Clark’s entitlement to receive any separation benefit described in this paragraph is conditioned on Ms. Guzmán-Clark executing a general release satisfactory to the Company.

Under the terms of the Employment Agreement, Ms. Guzmán-Clark will be subject to certain confidentiality, non-solicitation, and other restrictive covenants described in the Agreement.

On March 8, 2021, Ms. Guzmán-Clark annual base salary was adjusted by the Board to $180,000.

Ms. Guzmán-Clark resigned as Chief Financial Officer of the Company on November 8, 2021.

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

Role of Compensation Committee and Executive Officers in Compensation Decisions

The role of our Compensation Committee (or the full Board if no members have been appointed to such committee) is to oversee our compensation programs and retirement plans and policies and review and approve all compensation decisions relating to the Company’s Named Executive Officers, including our Chief Executive Officer. Our Compensation Committee has historically reviewed, and in consultation with the entire Board of Directors and our Chief Executive Officer (other than with respect to his own compensation), made all compensation decisions for the Named Executive Officers. The Compensation Committee has historically reviewed and recommended the annual compensation package of our Chief Executive Officer, the adoption of which requires the approval of the independent members of the Board of Directors.

Our Compensation Committee historically met with our Chief Executive Officer at least annually to review the performance of the other executive officers, received the recommendations of the Chief Executive Officer on the executive officers’ compensation and approved their annual compensation packages. This meeting is intended to include a review by the Chief Executive Officer of the performance of each Named Executive Officer who reports directly to our Chief Executive Officer.

Setting Executive Compensation

In furtherance of the philosophy and objectives described above, in setting compensation for our executive officers, our Compensation Committee historically considered data obtained from the consulting firm of Pearl Meyer & Partners, in addition to other factors, to assess competitive pay levels and establish compensation targets for base salary, annual incentives and long-term incentives. The data from the Pearl Meyer & Partners surveys reflects compensation practices of companies in the education industry with annual revenue and free cash flow that are comparable to our own, and includes data for executives with responsibilities cutting across the entire enterprise (“Survey Group”).

Base Salary

We have historically provided our executive officers and other employees with a base salary designed to compensate them for the day-to-day services rendered to us during the fiscal year. Our Compensation Committee has historically reviewed each executive officer’s salary and performance annually. Market data from the Survey Group is used to determine base salary ranges for our executive officers based on the position and responsibility. An executive officer’s actual salary relative to this competitive salary range varies based on the level of his or her responsibility, experience, individual performance and internal pay-equity considerations. Specific salary increases take into account these factors and the current market for management talent. Salary increases have historically been considered by the Compensation Committee each year.

Annual Incentive Compensation

We have an Executive Incentive Plan, or Bonus Plan for our executive officers and other participating employees. The Bonus Plan, administered by the Compensation Committee (or the full Board if no members have been appointed to such committee), provides that the Compensation Committee (or the full Board, if applicable) will determine the total amount of performance incentive bonuses to be paid to participants under the Bonus Plan. Bonuses are based upon specific measures of our financial performance and achievement of each participant’s agreed upon annual goals.

Specifically, the Bonus Plan provides for target bonuses as a percent of each participant’s yearly salary. The target bonuses for our executive officers are as follows:

Chief Executive Officer — 50%

Senior Executive Officers — 50%

Vice Presidents and key employees — 20% to 50%, as specified.

Junior employees may participate in the plan as designated.

Payouts under the Bonus Plan are subject to the approval of the Compensation Committee (or the full Board if no members have been appointed to such committee) following the finalization of our annual financial results and are based upon the following metrics: (i) Total Annual Cash Sales, (ii) Overall Adjusted EBITDA, (iii) increase in Adjusted EBITDA and (iv) achievement of the participant’s individual goals.

Equity Incentive Compensation

The Company’s 2015 Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. We believe that long-term incentive compensation programs align the interests of management, employees and the stockholders to create long-term stockholder value. We believe that equity-based incentive compensation plans, such as the Incentive Plan, increase our ability to achieve this objective, and, by allowing for several different forms of long-term equity-based incentive awards, help us to recruit, reward, motivate and retain talented employees and other service providers. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015.

Discretionary Performance Bonuses

In addition to compensation available under the Bonus Plan, which are intended to compensate executives based upon specific measures of our financial performance and achievement of each participant’s agreed upon annual goals, we may also provide, on a case-by-case basis, discretionary transaction bonuses to executives who have accomplished goals or results of significant benefit to the Company or its stockholders not included in the Bonus Plan. Payment of such Discretionary Performance Bonuses are subject the approval of the Compensation Committee and ratification by the full Board.

Deferred Compensation Plans

We do not have a deferred compensation plan.

Retirement Benefits

We have a 401(k)-employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. The Company made matching contributions in 2021.

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

For 2021, the annual salary paid to any of our Named Executive Officers did not exceed $1.0 million. Restricted stock granted under the terms of long-term incentives are exempt as performance-based compensation for purposes of calculating the $1.0 million limit. To maintain flexibility in compensating the Named Executive Officers in a manner designed to promote varying corporate goals, the Compensation Committee reserves the right to recommend and award compensation that is not deductible under Section 162(m).

Executive Compensation Tables

The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executive Officers during the two fiscal years ended December 31, 2021 and 2020:

Summary Executive Compensation Table
For the Years Ended December 31, 2021(1) and 2020

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards(1)(2) $	Other(3) $	Total ($)
Barry Kostiner	2021	87,231	—	—	26,126	113,357
Chief Executive Officer and Director (since 12/01/2021)
Michel Botbol	2021	130,769	—	—	26,691	157,460
Former Chief Operating Officer
( 03/08/2021 through 12/01/2021)
James E .May	2021	184,554	50,000	—	26,843	261,397
Former Chief Executive Officer (through 03/08/21)	2020	188,792	—	—	17,904	206,696
Former General Counsel (03/08/2021 through 11/04/2021)
Vanessa Guzmán-Clark	2021	153,473	50,000	—	29,273	232,746
Chief Financial Officer (through 11/08/2021)	2020	145,384	—	—	15,277	160,661

(1)	The Company’s 2015 Equity Plan (the “2015 Incentive Plan”) was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015. The financial activity pertaining to our employees and directors under the 2015 Incentive Plan is reflected in our consolidated financial statements presented herein.

(2)	Stock awards are valued based on the closing price per share on the grant date.

(3)	Includes 401(k) match, employer portion of employee’s health, vision, dental and life insurance benefits paid by the Company as part of the Company’s Employee Benefits Programs.

As of December 31, 2021, there were no outstanding option awards for any of our Named Executive Officers.

Potential Payments Upon Termination or Change in Control

There are no currently existing potential payments upon termination or change of control with any of our Named Executive Officers. We did not pay any such amounts to any of our former executive officers upon their resignations in November and December 2021.

DIRECTOR COMPENSATION

On at least an annual basis, the Nominating and Corporate Governance Committee has historically reviewed overall board of director’s compensation. Any changes made to Board compensation as a result of these reviews requires full ratification by the Board of Directors. We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required of the Board of Directors.

Our employee directors have historically not received any additional compensation for serving on the Board. During 2021, the only employees who served as director were James May, Michel Botbol, and Barry Kostiner.

In addition to receiving quarterly retainers, directors have been generally eligible to receive sign-on and annual equity awards through stock or options. We have adopted an equity incentive plan that was approved by the stockholders at our annual meeting of stockholders on July 16, 2015 for equity-based incentives under the Company’s 2015 Equity Plan (the “2015 Incentive Plan”).

Total compensation attributable to each non-employee director during 2021, which excludes reimbursable expenses, was as follows:

Name	Fees earned or paid in cash ($)	Stock awards (1)(2) ($)	Total ($)
Peter Harper (resigned 11/04/2021)	48,750	17,353	66,103
Cary W. Sucoff (resigned 11/04/2021)	48,750	17,353	66,103

(1)	Each non-employee director has been granted restricted shares of common stock at varying times, half of which vest each year over a period of two years from the grant date.

(2)	Stock awards are valued based on the closing price per share on the grant date.

Compensation Committee Report

We, the members of the Compensation Committee (or the full Board if no members have been appointed to such committee), have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10 for the year ended December 31, 2021.

The Compensation Committee

Barry Kostiner, Chair

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

The following table sets forth the beneficial common stock ownership as of March 31, 2022 (i) of each person or entity known by us to be the beneficial owner of five percent or more of our common stock, (ii) by each of our directors, Named Executive Officers and nominee for director and (iii) by all directors and executive officers as a group.

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

Name	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
James E. May (2)	566,769	*
Vanessa Guzmán-Clark (3)	20,000	*
Barry Kostiner (4)	13,815,000	40.73%
All directors and executive officers as a group (1 person)	13,815,000	40.73%
Other owners of more than 5% of outstanding Common Stock
GLD Legacy Holdings, LLC (5)	20,000,000	58.97%
Legacy Tech Partners LLC (6)	13,500,000	39.80%
Anthony C. Humpage (7)	3,969,312	11.70%
Pemberton Holdings, LLC (7)	2,842,819	8.38%
Day One, LLC (8)	2,411,368	7.11%
Ingrid Whitney (9)	2,279,799	6.72%
David S. Nagelberg (10)	2,269,254	6.69%
Ibex Microcap Fund, LLLP (11)	1,344,427	3.96%
Ibex Investors, LLC (11)	1,344,427	3.96%
Ibex Investment Holdings, LLC (11)	1,344,427	3.96%
Justin B. Borus (11)	1,351,234	3.98%
International Securities 3, LLC (9)	397,310	1.17%
McDowell Sonoran, LLC (7)	196,000	*

*	Less than 1%

(1)	Based on 33,917,697 shares of Common Stock issued and outstanding as of December 31, 2021.

(2)	Mr. May resigned on November 4, 2021.

(3)	Ms. Guzmán-Clark resigned on November 8, 2021.

(4)	Represents (i) 315,000 restricted shares held directly by Mr. Kostiner, (ii) 6,586,500 issued and outstanding shares of our common stock held by LTP and (iii) 6,913,500 shares of our common stock underlying an outstanding 10% senior secured convertible debenture due March 8, 2022 held by LTP (the “LTP Debenture”). Mr. Kostiner, a member of our Board of Directors, interim CEO and Manager of Capital Markets, is the president of LTP and has voting and dispositive power over these shares. Does not include (a) up to an additional 90,000,000 shares of our common stock that may be issued upon conversion of the LTP Debenture (assuming we borrow all amounts under the LTP Debenture) and (b) up to an additional 100,000,000 shares of our common stock underlying warrants issued or to be issued to the Selling Shareholder upon conversion of the LTP Debenture, all of which are subject to a beneficial ownership blocker.

(5)	Daniel Gordon has voting and dispositive control over these shares, as the 100% owner of GLD Management, Inc., the General Partner of GLD Partners, LP, sole member of GLD Legacy Holdings, LLC. Represents 20,000,000 shares of our common stock underlying an outstanding debenture held by the Selling Shareholder (the “GLD Debenture”). Does not include up to 20,000,000 shares of our common stock underlying warrants that would be issued to the Selling Shareholder upon the conversion of the GLD Debenture.

(6)	Represents (i) 6,586,500 issued and outstanding shares of our common stock held by LTP and (iii) 6,913,500 shares of our common stock underlying an outstanding 10% senior secured convertible debenture due March 8, 2022 held by LTP (the “LTP Debenture”). Mr. Kostiner, a member of our Board of Directors, interim CEO and Manager of Capital Markets, is the president of LTP and has voting and dispositive power over these shares. Does not include (a) up to an additional 90,000,000 shares of our common stock that may be issued upon conversion of the LTP Debenture (assuming we borrow all amounts under the LTP Debenture) and (b) up to an additional 100,000,000 shares of our common stock underlying warrants issued or to be issued to the Selling Shareholder upon conversion of the LTP Debenture, all of which are subject to a beneficial ownership blocker.

(7)	The shares of Pemberton Holdings, LLC and McDowell Sonoran LLC are beneficially owned by Anthony C. Humpage. The address of Pemberton Holdings LLC and McDowell Sonoran LLC is 3225 McLeod Drive, Suite 100, Las Vegas, NV 89121.

(8)	Based on information available from the Company’s Record Shareholder list as of December 9, 2021. Upon information and belief, the shares of Day One, LLC and International Securities 3, LLC are beneficially owned by Russell A. Whitney. The address of Day One LLC and International Securities 3 LLC is 4818 Coronado Parkway, Cape Coral, FL 33904.

(9)	Upon information and belief based on information available from the Company’s Record Shareholder list as of December 9, 2021. The address of Ingrid Whitney is 232 Bayshore Dr., Cape Coral, FL 33904.

(10)	The address of David Nagelberg is c/o Thompson Hine LLP, 335 Madison Avenue, 12th Floor, New York, New York, 10017.

(11)	Based on the Schedule 13G jointly filed by Justin B. Boris, Ibex Investors LLC, Ibex Microcap Fund LLLP and Ibex Investment Holdings LLC on January 15, 2021. The address of each reporting person is c/o Ibex Investors LLC, 260 N. Josephine, Suite 300, Denver, Colorado 80206.

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

Since January 1, 2021, the Company issued $675 thousand in Senior Secured Convertible Debenture to LTP, a related party. Barry Kostiner, chief executive officer, chairman of the board, and interim principal financial and accounting officer holds a 25% membership interest in LTP. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand and the company issued and equal amount of stock warrants on June 11, 2021. There have been no other transactions between the Company and its executive officers, directors, nominees, principal stockholders and other related parties involving amounts in excess of $120,000. There are currently no proposed transactions of the type mentioned in the preceding sentence.

Director Independence

The Board of Directors has determined that none of our directors qualify as an “independent director”. Because our Common Stock is not currently listed on a national securities exchange, we have used the definition of independence of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an independent director is a person other than an officer or employee of the Company or any other individual having a relationship with the Company that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be independent if:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of our Board of Directors has appointed Ram Associates as our independent registered public accounting firm for our fiscal year ended December 31, 2021. Services provided to Legacy Education Alliance, Inc. by Ram Associates for fiscal year 2021 are described under “Fees to Independent Registered Public Accounting Firm for Fiscal Years 2021” below.

	Years ended December 31,
	2021	2020
Audit fees – Ram Associates (1)	$95	$—
Audit fees - MaloneBailey LLP (1)	52	140
Tax fees – Baker Tilly LLP (2)		214
Tax fees - Hacker Johnson & Smith PA (1)	82	30
Tax fees – Crowe Horwath LLP (3)	—	1
Tax fees - Harris Trotter LLP	20	—
Tax fees - Durward Jones Barkwell & Company LLP	3	—
Total fees	$252	$385

(1)	Audit fees includes approximately $76 thousand of accrued audit fees pertaining to our 2021 fiscal year audit to be billed in 2022 by Ram Associates. Tax fees includes approximately $23 thousand of tax related fees pertaining to our 2021 fiscal year to be billed in 2022 by Hacker Johnson & Smith PA.

(2)	Tax fees include fees related to GST or VAT audits in various international markets.

Audit Fees

This category includes the review of three interim quarterly financial statements of Legacy Education Alliance, Inc.’s quarterly financial statements, for the nine-month periods ended September 30, 2021, to MaloneBailey, LLP. The annual audit for the fiscal year December 31, 2021 of Legacy Education Alliance, Inc financial statements is included paid to Ram Associates. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control matters.

Tax Fees

This category consists of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, return preparation, tax audits and customs and duties.

Audit Committee and Pre-Approval Policies

The Audit Committee operates under a written charter adopted by the Board. The Audit Committee Charter is available on our website at the “Governance Docs” link under the “Corporate Governance” link under the “Investors” tab at www.legacyeducationalliance.com. The purpose of the Audit Committee is to assist the Board in fulfilling its responsibility to oversee the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Committee also oversees the Company’s systems of internal controls regarding finance, accounting, information technology, legal and regulatory compliance and ethical behavior, the audits of the Company’s financial statements, the qualifications of the accounting firm engaged as the Company’s independent auditor, and the performance of the Company’s independent auditors. The Audit Committee has the sole authority and responsibility to appoint, compensate, evaluate and, when appropriate, replace the Company’s independent auditor. In making such determinations, the Audit Committee considers, among other things, the recommendations of management of the Company. Our Audit Committee is currently composed of one member, Mr. Barry Kostiner, who do not qualify as independent under the applicable independence standards of the Exchange Act.

The Audit Committee serves in an oversight capacity and is not part of the Company’s managerial or operational decision-making process. Management is responsible for the financial reporting process, including the system of internal controls, and the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. The Company’s independent auditor, Ram Associates, LLP, is responsible for auditing those financial statements and expressing an opinion as to their conformity with accounting principles generally accepted in the United States and expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. The Audit Committee’s responsibility is to oversee the financial reporting process and the Company’s internal control over financial reporting. The Audit Committee relies, without independent verification, on the information provided to it and on the representations made by management, the internal auditor and the independent auditor.

The Audit Committee held five meetings during 2021 and met in 2022 to discuss the Company’s financial statements for the year ended December 31, 2021. With respect to the year ended December 31, 2021, the Audit Committee, among other things:

●	reviewed and discussed the Company’s quarterly and fiscal year earnings releases;

●	reviewed and discussed (i) the quarterly unaudited consolidated financial statements and related notes with management and MaloneBailey, LLP and (ii) the audited consolidated financial statements and related notes for the year ended December 31, 2021, with management and Ram Associates;

●	reviewed and discussed the annual plan and scope of work of the internal auditor and summaries of significant reports to management by the internal auditor;

●	met with MaloneBailey, LLP, Ram Associates, the internal auditor, and Company management in executive sessions;

●	reviewed and discussed certain critical accounting policies; and

●	reviewed business and financial market conditions, including an assessment of risks posed to the Company’s operations and financial condition.

The Audit Committee discussed with MaloneBailey, LLP, and Ram Associates matters that independent registered public accounting firms must discuss with audit committees under generally accepted auditing standards and standards of the Public Company Accounting Oversight Board, including, among other things, matters related to the conduct of the audit of the Company’s consolidated financial statements and the matters required to be discussed by Public Company Accounting Oversight Board AU 380 (Communications with Audit Committees). These reviews included discussions with management and the independent auditor of the quality (not merely the acceptability) of the Company’s accounting principles, the reasonableness of significant estimates and judgments, and the disclosures in the Company’s consolidated financial statements, including the disclosures relating to critical accounting policies.

Ram Associates also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding its communications with the Audit Committee concerning independence, and represented that it is independent from the Company. The Audit Committee discussed with MaloneBailey, LLP, and Ram Associates their independence from the Company and considered if services they provided to the Company beyond those rendered in connection with their audit of the Company’s consolidated financial statements, and reviews of the Company’s interim condensed consolidated financial statements included in its Quarterly Reports on Form 10-Q compromise independence.

During 2021, the Audit Committee received regular updates on the amount of fees and scope of audit and audit-related services provided. In addition, the Audit Committee reviewed and approved audit and non-audit services provided by MaloneBailey, LLP, and Ram Associates pursuant to the preapproval policies and procedures set forth in the Audit Committee Charter related to the provision of audit and non-audit services by the independent auditors.

Based on the Audit Committee’s review and these meetings, discussions and reports discussed above, and subject to the limitations on our role and responsibilities referred to above and in the Audit Committee charter, the Audit Committee recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
2.1	Agreement and Plan of Merger, dated as of November 10, 2014, by and among Priced In Corp., Priced in Corp. Subsidiary, Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

2.2	Elite Legacy Education UK LTD, Proposal for Company Voluntary Arrangement	Incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed with the SEC on January 15, 2021.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

3.2	Certificate of Designation of Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

3.3	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

3.4	Amendment to Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

3.5	Amendment to Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018.

4.1	Rights Agreement dated as of February 16, 2017, between Legacy Education Alliance, Inc. and VStock Transfer, LLC, which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

4.2	Amendment to Rights Agreement dated as of November 12, 2018, between Legacy Education Alliance, Inc. and VStock Transfer, LLC	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on November 16, 2018.

4.3	Amendment to Rights Agreement dated as of February 11, 2021, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 12, 2021.

4.4	Assumption Agreement dated November 25, 2019, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.2 in the Company’s Form 10-K filed with the SEC on April 15, 2019.

4.5	Description of Registered Securities	Incorporated by reference to the Company’s Form S-1/A filed with the SEC on March 25, 2013.

10.1	Bill of Sale, Assignment and Assumption Agreement dated as of September 10, 2014, by and between Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

10.2	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

10.3	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and James E. May.	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 6, 2017.

10.4	Employment Agreement, dated March 18, 2021, by and between Legacy Education Alliance, Inc., and Vanessa Guzmán-Clark.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 20, 2021.

10.5	Royalty Payment Agreement dated March 15, 2013 (1)	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.6	License Agreement with Rich Dad Operating Company, LLC, dated September 1, 2013 (1)	Incorporated by reference to Exhibit 10.6 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.7	Settlement and Amendment to the 2013 License Agreement, dated April 22, 2014 (1)	Incorporated by reference to Exhibit 10.7 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.8	Second Amendment to Rich Dad Operating Company, LLC License Agreement, dated January 25, 2018. (1)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 29, 2018.

10.9	Mutual Waiver and Release of Claims, dated January 25, 2018.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on January 29, 2018.

10.10	Talent Endorsement Agreement with Robbie Fowler, dated January 1, 2015	Incorporated by reference to Exhibit 10.9 in the Company’s Form 10 filed with the SEC on May 12, 2017.

10.11	Talent Endorsement Agreement with Martin Roberts, dated April 20, 2017.	Incorporated by reference to Exhibit 10.10 in the Company’s Form 10 filed with the SEC on May 12, 2017.

Exhibit No.	Title	Method of filing
10.12	2015 Incentive Plan	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Stockholders filed with the SEC on June 16, 2015.

10.13	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2015.

10.14	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 17, 2015.

10.15 +	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (2015 Incentive Plan)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 22, 2015.

	Settlement Agreement and Release dated October 31, 2017 among Elite Legacy Education, Inc.; Rich Dad Education, LLC; and Tigrent Enterprises, Inc. and the other parties thereto.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 1, 2017.

10.16	December 23, 2019 Real Estate Education Training Program Development Agreement by and between Legacy Education Alliance Holdings, Inc., and T&B Seminars, Inc.	Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 30, 2021.

10.17	Bankruptcy or Receivership of Legacy UK	Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 30, 2021.

10.18	Commercial Contract dated July 24, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 10-Q filed with the SEC on August 14, 2021.

10.19	First Amendment to Commercial Contract dated August 20, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-k filed with the SEC on August 20, 2021.

10.20	Second Amendment to Commercial Contract dated September 24, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 29, 2021.

10.21	Promissory Note and Mortgage, Assignment of Rents and Security Agreement, dated August 6, 2021, by and between 1612 E. Cape Coral Parkway Holding Co., LLC and Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 10-Q filed with the SEC on August 14, 2021.

10.22	Senior Secured Convertible Debenture Agreement dated March 8, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.23	Form of Guaranty	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.24	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

Exhibit No.	Title	Method of filing
10.25	Employment Agreement dated March 9, 2021, between Legacy Education Alliance, Inc., and Michel Botbol	Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.26	Non-Binding Term Sheet, dated February 11, 2021	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.27	Subordinated Secured Convertible Debenture Agreement dated May 4, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.28	Form of Guaranty	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.29	Form of Warranty	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.30	Paycheck Protection Program Note, dated April 19, 2021, by and between Cross River Bank and Elite Legacy Education, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on April 27, 2021.

10.31	Amendment to Senior Secured Convertible Debenture Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.32	Senior Secured Convertible Debenture Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.33	Form of Guaranty	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.34	Form of Warranty	Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.35	Intercreditor Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.36	Stock Purchase and Option Agreement dated November 18, 2021 with Mayer and Associates, LLC	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 23, 2021.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 in the Company’s Form 10-K filed with the SEC on March 28, 2016.

21.1	List of Subsidiaries	Filed herewith.

31.1	Section 302 Certification by the Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification by the Executive Vice President and Chief Financial Officer	Filed herewith.

32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.

32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

+	Executive management contract or compensatory plan or arrangement.
(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(2)	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

	By:	/s/ BARRY KOSTINER
Dated: March 31, 2022		Barry Kostiner Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BARRY KOSTINER	Chairman of the Board, Chief Executive Officer (principal executive, financial and accounting officer)	March 31, 2022
Barry Kostiner

