Form 10-Q
period 2022-03-31
Legacy Education Alliance, Inc.
filed 2022-05-17
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of May 16, 2022: 34,167,697.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$153	$576
Restricted cash	135	374
Deferred course expenses	287	304
Prepaid expenses and other current assets	378	607
Inventory	1	1
Discontinued operations current assets	—	—
Total current assets	954	1,862
Right-of-use assets	13	20
Other assets	6	6
Discontinued operations-other assets	33	33
Total assets	$1,006	$1,921
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,451	$2,544
Royalties payable	110	110
Accrued course expenses	246	252
Accrued salaries, wages and benefits	225	202
Operating lease liability, current portion	13	20
Other accrued expenses	2,246	2,114
Deferred revenue	4,370	4,438
Short-term related party debt, net of unamortized debt discount of $133	213	142
Current portion of long term debt, net of unamortized debt discount of $0	1,005	1,011
Discontinued operations-current liabilities	9,699	9,845
Total current liabilities	20,578	20,678
Long-term debt, net of current portion and net of unamortized debt discount of $442	1,958	1,933
Deferred tax liability, net	1,336	1,493
Total liabilities	23,872	24,104
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 33,917,697 shares issued and outstanding as of March 31, 2021 and December 31, 2021	3	3
Additional paid-in capital	13,165	13,161
Cumulative foreign currency translation adjustment	693	837
Accumulated deficit	(36,727)	(36,184)
Total stockholders’ deficit	(22,866)	(22,183)
Total liabilities and stockholders’ deficit	$1,006	$1,921

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$285	$2,620
Operating costs and expenses:
Direct course expenses	104	434
Advertising and sales expenses	88	58
General and administrative expenses	647	998
Total operating costs and expenses	839	1,490
Income (loss) from operations	(554)	1,130
Other expense:
Interest expense, net	(125)	—
Other expense, net	—	(2)
Total other expense, net	(125)	(2)
Income (loss) from continuing operations before income taxes	(679)	1,128
Income tax (expense) benefit	136	(1,046)
Net income (loss) from continuing operations	(543)	82
Income from discontinued operations	-	171
Net income from discontinued operations	-	171
Net income (loss)	$(543)	$253

Basic earnings (loss) per common share - continuing operations	$(0.02)	$—
Basic earnings (loss) per common share - discontinued operations	—	0.01
Basic earnings (loss) per common share	$(0.02)	$0.01

Diluted earnings (loss) per common share - continuing operations	$(0.02)	$—
Diluted earnings (loss) per common share - discontinued operations	—	0.01
Diluted earnings (loss) per common share	$(0.02)	$0.01

Basic weighted average common shares outstanding	33,918	23,187
Diluted weighted average common shares outstanding	33,918	25,029

Comprehensive income:
Net income (loss)	$(543)	$253
Foreign currency translation adjustments, net of tax of $0	(144)	103
Total comprehensive income (loss)	$(687)	$356

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)
Beneficial conversion feature for senior secured debenture-related party	—	—	375	—	—	375
Foreign currency translation adjustment, net of tax of $0	—	—	—	103	—	103
Net Income	—	—	—	—	253	253
Balance at March 31, 2021	23,279	$2	$11,939	$519	$(35,365)	$(22,905)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2021	33,918	$3	$13,161	$837	$(36,184)	$(22,183)
Share-based compensation expense	—	—	4	—	—	4
Foreign currency translation adjustment, net of tax of $0	—	—	—	(144)	—	(144)
Net Loss	—	—	—	—	(543)	(543)
Balance at March 31, 2022	33,918	$3	$13,165	$693	$(36,727)	$(22,866)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(543)	$253
Less net income from discontinued operations	—	171
Net income (loss) from continuing operations	$(543)	$82
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3
Non-cash lease expense	6	6
Share-based compensation	4	—
Amortization of debt discount	96	—
Deferred income taxes	(158)	—
Changes in operating assets and liabilities:
Deferred course expenses	33	417
Prepaid expenses and other receivable	(104)	241
Accounts payable-trade	(156)	(517)
Royalties payable	—	(11)
Accrued course expenses	(20)	—
Accrued salaries, wages and benefits	23	42
Operating lease liability	(6)	(6)
Other accrued expenses	(167)	1,100
Deferred revenue	(143)	(2,780)
Net cash used in operating activities - continuing operations	(1,135)	(1,423)
Net cash used in operating activities - discontinued operations	—	(28)
Net cash used in operating activities	(1,135)	(1,451)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment property	—	—
Proceeds from sale property and equipment	—	—
Net cash provided by investing activities - continuing operations	—	—
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(7)	—
Proceeds from issuance of debt from related parties	—	375
Proceeds from debentures	—	—
Issuance of common stock for stock option purchase	—	—
Net cash provided by (used in) financing activities - continuing operations	(7)	375
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	(7)	375
Effect of exchange rate differences on cash	480	185
Net decrease in cash and cash equivalents and restricted cash	(662)	(891)
Cash and cash equivalents and restricted cash, beginning of period, including cash in discontinued operations	$950	$2,680
Cash and cash equivalents and restricted cash, end of period	$288	$1,789

Supplemental disclosures:
Cash paid during the period for interest	$3	$—
Cash received during the period for income taxes, net of tax payments	5	—
Supplemental disclosure of non-cash activity:
Initial recognition of beneficial conversion feature for senior secured convertible debt – related party	$—	$375

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description.

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the three months ended March 31, 2022, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2021, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El Moussa.

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

We also provide a richer experience for our students through one-on-one mentoring (two to three days in length, on site or remotely telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. Due to the COVID-19 pandemic, and the resulting worldwide restrictions on travel and social distancing, we have temporarily suspended live events and shifted to online live training and on-demand training to our students.

Historically, our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since January 1, 2021, we have operated under the Building Wealth with Legacy TM brand providing practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In response to the limitations on travel and the social distancing protocols arising out of the Coronavirus pandemic, the Company began marketing its Legacy EducationTM products transitioning to brand name Building Wealth with LegacyTM. During the three months ended March 31, 2022, we marketed our products and services exclusively under this brand.

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

The accompanying unaudited Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Consolidated Statements of Operations and Comprehensive income are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

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

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the three months ended March 31, 2022 we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2022 and December 31, 2021, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	March 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$153	$576
Restricted cash	135	374
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$288	$950

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

Share-based compensation expenses related to our restricted stock grants were $4.0 thousand and $0.0 thousand for the three months ended March 31, 2022 and 2021, respectively, which are reported as a separate line item in the consolidated statements of changes in stockholders’ deficit.

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

On October 28, 2019, four creditors of Legacy Education Alliance International Ltd. (“Legacy UK”), one of our UK subsidiaries, obtained an order from the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”) with respect to the business and affairs of Legacy UK. Pursuant to the Administration Order of November 15, 2019, from the English Court, the two individuals appointed as administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We did not receive any proceeds from the sale of Legacy UK. Further details, including the resolution of claims and liabilities, and other information regarding the administration may not be forthcoming for several months. The impact of this transaction is reflected as a discontinued operation in the consolidated financial statements. We are awaiting outcome from the meeting of the Creditors on March 25, 2022.

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Major classes of assets
Cash and cash equivalents	$—	$—
Deferred course expenses	—	—
Current assets – discontinued operations	—	—
Other assets	33	33
Total major classes of assets – discontinued operations	$33	$33
Major classes of liabilities
Accounts payable	$3,581	$3,638
Accrued course expenses	571	587
Other accrued expenses	286	439
Deferred revenue	5,261	5,181
Total major classes of liabilities – discontinued operations	$9,699	$9,845

The financial results of the discontinued operations are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$-	$40
Total operating costs and expenses	-	907
(Loss) Income from discontinued operations	-	(867)
Other expense, net	-	(80)
Income tax benefit	-	1,118
Net income from discontinued operations	$-	$171

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

Our weighted average unvested restricted stock awards outstanding were 790,000 and 91,500 for the three months ended March 31, 2022 and 2021, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
		Weighted			Weighted
		Average	Loss		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Loss	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(543)	33,918		$253	23,279
Amounts allocated to unvested restricted shares and warrants	—	—		(1)	(92)
Amounts available to common stockholders	$(543)	33,918	$(0.02)	$252	23,187	$0.01
Diluted:
Amounts allocated to unvested restricted shares	—	—		1	92
Stock warrants	—	—		—	—
Shares of common stock to be issued for convertible note	—	—		—	1,750
Amounts reallocated to unvested restricted shares	—	—		(1)	—
Amounts available to stockholders and assumed conversions	$(543)	33,918	$(0.02)	$252	25,029	$0.01

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

For the three-month ended March 31, 2022, the Company has the derivative liabilities measured at fair value on a recurring basis which are valued at level 3 measurement. At December 31, 2021, the Company does not have any financial assets or liabilities measured and recorded at fair value on its consolidated balance sheet on a recurring basis.

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, accounts payable, deferred course expenses, accrued expenses, deferred revenue, and debt. U.S. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management believes the carrying value of its financial instruments approximates their fair value either to the length of maturity or interest rates that approximate prevailing market rates.

Note 7 - Short-Term and Long-Term Debt

(in thousands)	As of March 31, 2022	As of December 31, 2021

Senior Secured Convertible Debenture	$500	$500
Debt Discount	(442)	(467)
Senior Secured Convertible Debenture, net	58	33
Paycheck Protection Program loan	1,000	1,000
Paycheck Protection Program loan 2	1,900	1,900
IPFS Insurance Premium Note Payable	5	11
Total debt	2,963	2,944
Less current portion of long-term debt	(1,005)	(1,011)
Total long-term debt, net of current portion	$1,958	$1,933

Short-term related party debt:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Senior Secured Convertible Debenture - related party	$346	$346
Debt Discount-related party	(133)	(204)
Senior Secured Convertible Debenture - related party, net	213	$142

The following is a summary of scheduled debt maturities by year (in thousands):

2022	$1,218
2023	—
2024	—
2025	—
2026	1,958
Thereafter	—
Total debt	$3,176

First Draw Paycheck Protection Program Note Agreement.

On April 27, 2020, Elite Legacy Education, Inc. (“ELE”), a subsidiary of the Company, entered into a Promissory Note in favor of Pacific Premier Bank (“PPBI”), the lender, through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) established pursuant to the CARES Act. The unsecured loan (the “First Draw PPP Loan”) proceeds were in the amount of $1,899,832. The First Draw PPP Loan bears interest at a fixed rate of 1% per annum and is payable in 17 equal monthly payments of interest only and a final payment of the full principal plus interest for one month. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels.

In March 2021, ELE was notified that PPBI sold substantially all of its PPP loans, including ELE’s loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for ELE’s PPP loan. On August 4, 2021, ELE received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $900 thousand in principal and $11 thousand in interest. The remaining outstanding principal balance of $1,000 thousand was originally due on April 24, 2022. On March 29, 2022, the documents to extend the maturity date to April 24, 2025 was signed. The extension agreement was executed on April 1,2022. The loan is a term of 60 months at 1.0% interest rate with monthly payments in the amount of $29 thousand. Interest paid was $2.5 thousand and $0.0 for the three months ended March 31, 2022 and 2021, respectively.

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“LTP Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The LTP Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The LTP Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). Under the term of the original LTP Debenture, LTP had an obligation to lend the Company an additional $625 thousand under the same terms prior to March 31, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. The LTP Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the LTP Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (EdTech) business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the LTP Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the LTP Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. At the Annual Meeting of Stockholders of the Company held on July 2, 2021, the stockholders approved the future issuance of shares to LTP upon conversion under the LTP Debenture in excess of the 19.9% limitation, but no such shares have been issued. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the Conversion Price resulting in the issuance of 6.6 million shares of Common Stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 8 – “Stock Warrants”). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the three months ended March 31, 2022 and 2021 were $14 thousand and $0.0 thousand, respectively.

On August 27, 2021, the Company amended the terms of the LTP Debenture to reduce LTP’s maximum funding obligation from $1 million to $675 thousand and to require LTP to fund the remaining principal balance of $300 thousand no later than October 15, 2021. On October 15, 2021, the Company received $100 thousand of the remaining $300 thousand funding obligation of LTP. On October 27, 2021, LTP funded the remaining funding obligation of $200 thousand. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $228 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the three months ended March 31, 2022 and 2021 amounted to $57 thousand and $0.0 thousand, respectively.

On March 8, 2022, the Company defaulted on the March 8, 2021, LTP Debenture in the remaining amount left unconverted of $46 thousand and $9 thousand accrued interest. There was no acceleration of interest rate and no triggering of guarantees under the note agreement to increase any debt obligations.

Second Draw Paycheck Protection Program Note Agreement.

On April 20, 2021, Elite Legacy Education, Inc. (ELE), a wholly owned subsidiary of the Company, closed on an unsecured Paycheck Protection Program Note agreement (the “Promissory Note”) to borrow $1,899,832 from Cross River Bank, the lender, pursuant to the Paycheck Protection Program (“PPP”), originally created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and extended to “Second Draw” PPP loans as described below. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, utilities, and certain covered operating expenses. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The Second Draw PPP Loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If all or any portion of the loan is not forgiven in accordance with the terms of the program, ELE will be obligated to make monthly payments of principal and interest in amounts to be calculated after the amount of loan forgiveness, if any, is determined to repay the balance of the loan in full prior to maturity. The Promissory Note contains customary events of default relating to, among other things, payment defaults and breaches of representations. ELE may prepay the loan at any time prior to maturity with no prepayment penalties. The principal balance amounted to $1.9 million, as of March 31, 2022.

Debenture, Warrant and Guaranty Agreements, and Exercise of Conversion Rights.

On May 4, 2021, Legacy Education Alliance, Inc., a Nevada corporation (the “Company”), issued a 10% Subordinated Secured Convertible Debenture (“Subordinated Debenture”) in the principal amount of $25 thousand to Michel Botbol, the Company’s Chairman and Chief Executive Officer at the time. The Subordinated Debenture called for interest at a rate of 10% and would have been due on the earlier of the occurrence of certain liquidity events with respect to the Company and May 4, 2022. The Subordinated Debenture was convertible at any time after the issuance date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share (“Conversion Price”). Together with each Conversion Share, a warrant would be issued with a strike price of $0.05 per share and an expiration date of May 4, 2026 (the “Warrants”). Mr. Botbol also had the option to extend the maturity date of the loan for a term not to exceed four years from the original maturity date of that loan. The Subordinated Debenture is secured by a lien on all the Company’s assets subordinated to the lien granted to Legacy Tech Partners, LLC (“LTP”). The Company’s U.S. subsidiaries are required to enter into Guaranties in favor of Botbol under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted Botbol a lien on all assets of such subsidiaries subject to the lien held by LTP. The use of proceeds from the Debenture was to extinguish liabilities of the Company and to fund working capital, general corporate purposes and the development of administrative functions. The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021, Mr. Botbol exercised his conversion rights with respect to the entire $25 thousand of outstanding principal at the Conversion Price resulting in the issuance of 500 thousand shares of Common Stock to him. In addition, an equal number of warrants were issued on May 4, 2021 (see Note 8 – “Stock Warrants”). The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”).

Senior Secured Convertible Debenture, Advisory Agreement, and Intercreditor Agreement

On August 27, 2021, the Company issued a $500 thousand Senior Secured Convertible Debenture (GLD “Debenture”) to GLD Legacy Holdings, LLC, (GLD). The GLD Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company or August 27, 2026. The GLD Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of August 27, 2026 (the “Warrants”). The cash receipt date, August 27, 2021, was used for the market value of stock on measurement date, at $0.10 per common share, resulting in the recognition of debt discount and additional paid-in capital of $500 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $500 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the three months ended March 31, 2022 and 2021 was $25 thousand and $0.0 thousand, respectively. Net proceeds were $485.2 thousand after legal fees and transaction expenses of $14.8 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. GLD has an option to lend the Company an additional $500 thousand under the same terms prior to December 31, 2023. The GLD Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on August 27, 2021, in favor of GLD under which such subsidiaries guaranteed the Company’s obligations under the GLD Debenture and granted GLD a lien on all assets of such subsidiaries. The proceeds from the GLD Debenture were used for working capital for the development of the Company’s Legacy EdTech business and for working capital for the operation of the Company’s seminar business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. Under the terms of the GLD Debenture, and until all of the obligations of the Company under the GLD Debenture have been paid in full, GLD may appoint one member to the Board of Directors of the Company, subject to the review and approval of the GLD appointed candidate by the Nominating and Governance Committee of the Company. In lieu of cash compensation, the GLD appointed director will receive a grant of 150,000 restricted shares of Common Stock of the Company upon appointment to the Board.

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

The Company received a “Notice of Breach and Obligation to Cure to Avoid Event of Default” from GLD dated May 11, 2022 (the “Notice”). Pursuant to the Notice, GLD informed the Company of certain alleged breaches of the terms of the GLD Debenture by the Company, and that the Company has 30 days to cure or GLD would consider an event of default under the GLD Debenture to have occurred. The Company is currently evaluating the claims in the Notice.

IPFS Premium Finance Agreement

On July 30, 2021, the Company entered into a premium finance agreement for insurance coverage in the amount of $26 thousand at an interest rate of 5.55% for 10 months. The balance remaining as of March 31, 2022, is $ 4.0 thousand.

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

A summary of the warrant activities for the three months ended March 31, 2022, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)[1]
Balance as of January 1, 2021	—	—	—	—
Granted	7,083,500	$0.05	—	—
Balance as of December 31, 2021	7,083,500	$0.05	4.3	79
Exercisable as of March 31, 2022	7,083,500	$0.05	4.1	375

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $ 0.103 for our common stock on March 31, 2022.

Note 9 - Income Taxes

We recorded income tax benefit of $136 thousand and income tax expense of $1.1 million for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate was 20.0% and 92.7% for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of our reduced operations while also recognizing revenues from the expiration of student contracts.

The Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the associated deferred tax assets. As of March 31, 2022 and December 31, 2021, we retained a valuation allowance of $ 3.5 million and $3.5 million, respectively, for a certain number of our international subsidiaries.

During the three months ended March 31, 2022 and 2021, there were no material changes in uncertain tax positions. We do not expect any significant changes to unrecognized tax benefits in this and next year. We estimate $0.3 million and $0.3 million of the unrecognized tax benefits, which if recognized, would impact the effective tax rate at March 31, 2022 and December 31, 2021, respectively.

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

Our federal income tax returns for the years subsequent to 2019 are subject to examination by the Internal Revenue Service. Our state tax returns for all years after 2019 or 2018, depending on each state’s jurisdiction, are subject to examination. In addition, our Canadian tax returns and United Kingdom tax returns for all years after 2015 are subject to examination.

Note 10 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of March 31, 2022 and December 31, 2021, including foreign subsidiaries, without FDIC coverage were $0.04 million and $0.04 million, respectively.

Revenue.

Historically, a significant portion of our revenue was derived from the Rich Dad brands, as a result of contracts with students entered into prior to the expiration, in 2019, of our License Agreement with Rich Dad Operating Company, LLC. For the three months ended March 31, 2022, there was no revenue from Rich Dad brands. For the three months ended March 31, 2021, Rich Dad brands provided 60.49% of our revenue. In addition, we have operations in North America, United Kingdom and Other foreign markets (see Note 11 — Segment Information).

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

Note 11 - Segment Information

We manage our business in three segments based on geographic location for which operating managers are responsible to the Chief Executive Officer. These segments historically have included: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. We no longer operate in the Other Foreign Markets segment. Operating results, as reported below, are reviewed regularly by our Chief Executive Officer, or Chief Operating Decision Maker (“CODM”) and other members of the executive team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2022	2021
North America	100.0%	66.4%
U.K.	—%	33.6%
Other foreign markets	—%	—%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Three Months Ended March 31,
	2022	2021
Segment revenue	(In thousands)
North America	$285	$1,740
U.K.	—	880
Other foreign markets	—	—
Total consolidated revenue	$285	$2,620

	Three Months Ended March 31,
	2022	2021
Segment gross profit contribution *	(In thousands)
North America	$92	$1,412
U.K.	1	716
Other foreign markets	—	—
Total consolidated gross profit	$93	$2,128

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization expenses	(In thousands)
North America	$—	$2
U.K.	—	1
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$—	$3

	March 31,	December 31,
	2022	2021
Segment identifiable assets	(In thousands)
North America	$607	$1,348
U.K.	60	126
Other foreign markets	191	175
Total consolidated identifiable assets	$858	$1,649

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. As of March 31, 2022, we have deferred revenue of $2.3 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from six to twenty-four months. The revenue associated with these performance obligations is recognized as the obligation is satisfied. As of March 31, 2022, we maintain a reserve for breakage of $2.0 million for the fulfillment of our obligation to students whose contracts expired during our COVID-19 60-day operational hiatus during Q2 2020 (see Note 1 “General”).

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	216	—	—	216	1,728	880	—	2,608
Products	—	—	—	—	9	—	—	9
Coaching and Mentoring	—	—	—	—	—	—	—	—
Online and Subscription	66	—	—	66	3	—	—	3
Other	3	—	—	3	—	—	—	—
Total revenue	285	—	—	285	1,740	880	—	2,620

Note 13 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including T&B Seminars, Inc., and Rich Dad. There were no royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021. Our License Agreement with our Rich Dad brand licensor expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use the Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the agreement.

Purchase commitments. From time to time, the Company enters into non-cancellable commitments to purchase professional services, Information Technology licenses and support, and training courses in future periods. There were no purchase commitments made by the Company for the three months ended March 31, 2022 and 2021.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida (the “Court”) by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its General Counsel and former Chief Executive Officer were named as defendants to a civil conspiracy count. The suit, as originally filed, primarily related to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit, as originally filed, included claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint with the Court against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holdings, Inc. (“Holdings”), and certain shareholders of the Company. The Second Amended Complaint included claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint, which included claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of Unfair and Deceptive Business Practices Act against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s current General Counsel, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. On September 17, 2020, the Court (i) granted summary judgment in favor of Tigrent and Holdings on TBPI’s claim for conspiracy; (ii) denying TBPI’s motion for summary judgment against Tigrent in which TBPI sought a declaration by the Court that claims against TBPI in a lawsuit to which neither Tigrent nor Holdings is a party (“Third Party Lawsuit”) were within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement; and (iii) denying TBPI’s motion for summary judgment in which TBPI sought a declaration by the Court that TBPI’s attorney’s fees incurred the Third Party Lawsuit were also within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement. On August 18, 2020, TBPI voluntarily dismissed all shareholder defendants, other than Mr. May and Steven Barre, Tigrent’s former Chief Executive Officer. On January 4, 2021, a Settlement Agreement and Mutual Release was entered into by and between TBPI, M. Barry Strudwick, Carl Weiss and Susan Weiss (the “Strudwick Parties”) and Tigrent Inc., Legacy Education Alliance, Inc., Legacy Education Alliance Holdings, Inc., Mr. May, and Steven Barre (Defendants) pursuant to which the Strudwick Parties agreed to dismiss the lawsuit with prejudice against all parties and the Company agreed to pay the aggregate sum of $400 thousand payable in one installment of $100 thousand on February 18, 2021 and five quarterly installments of $60 thousand commencing on May 19, 2021, which the Company has accrued for within accounts payable as of December 31, 2021, and within accounts payable and other long-term liability for the current and long-term portions as of December 31, 2021, within the Consolidated Balance Sheets. The parties also exchanged mutual releases as part of the Settlement Agreement. The lawsuit was dismissed by order of the Court on January 12, 2021. Through March 31, 2022, the Company has paid $340 thousand of the total settlement. The final settlement payment was due 450 days after February 18, 2021 in the amount of $60 thousand and is in default.

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

Lease Position as of March 31, 2022 and December 31, 2021

The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

Balance Sheet Line	Classification on the Balance Sheet	March 31, 2022	December 31, 2021
		(in thousands)
Assets
Operating lease assets	Operating lease right of use assets	$13	$20
	Total lease assets	$13	$20

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$13	$20
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$—	$—
	Total lease liabilities	$13	$20

Lease cost for the three months ended March 31, 2022 and 2021

The table below presents the lease related costs recorded on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
Lease cost	Classification	2022	2021
		(in thousands)
Operating lease cost	General and administrative expenses	$6	$6
	Total lease cost	$6	$6

Other Information

The table below presents supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6	$6
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$—	$—

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term - operating leases	.50 years	.75 years
Weighted average discount rate - operating leases	12.00%	12.00%

There are no lease arrangements where the Company is the lessor.

Note 15 – Subsequent Events

Economic Injury Disaster Loan

On April 25, 2022, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under is Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the business operations.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $200,000, with proceeds to be used for working capital purposes disbursed on May 3, 2021. Interest accrues at a rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning twenty-four (24) months from the date of the EIDL Loan in the amount of $1 thousand. The balance of principal and interest is payable thirty (30) years from the date of the SBA note.

Default on Litigation Settlement Agreement

Please see Note 13 for events concerning legal matters.

Notice of Breach and Obligation to Cure to Avoid Event of Default

Please see Note 7 for events concerning the GLC Legacy Holdings, LLC Senior Secured Debt Debenture.

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to May 17, 2022, the date that the financial statements were issued. The Company did not identify any additional subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the three months ended March 31, 2022, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2021, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El Moussa.

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

Historically, our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. We no longer operate under our Other Foreign Markets segment.

Since January 1, 2021, we have operated under two brands:

●	Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In response to the limitations on travel and the social distancing protocols arising out of the Coronavirus pandemic, the Company began marketing its Legacy EducationTM products transitioning to brand name Building Wealth with LegacyTM. During the three months ended March 31, 2022, we marketed our products and services exclusively under this brand.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered nationwide free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products.

Recent Developments

Impact from COVID-19 Coronavirus.

Historically, our operations have relied heavily on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. On March 11, 2020, the World Health Organization (WHO) declared the COVID-19 outbreak as a pandemic. As a result of worldwide restrictions on travel and social distancing, in March 2020 we temporarily ceased conducting live sales and fulfillment and furloughed substantially all of our employees. We resumed sales operations in June 2020 with online sales events selling into our suite of online, on-demand, and over-the-phone products. We also resumed online, on-demand, and over-the-phone fulfillment activities in June 2020. We resumed live operations on a limited basis, in November 2020, with events in Florida. In December 2021, the Company temporarily suspended live in-person events and will continue following strict safety protocols at the live events when resumed. We have simplified our product offerings and restructured our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on our financial performance. We are not able to fully quantify the continued impact that these factors will have on our financial results, but expect developments related to COVID-19 to continue to affect the Company’s financial performance in 2022 and beyond.

Results of Operations

Our financial results continue to be significantly impacted by the COVID-19 pandemic. Due to the severity and scope of the pandemic, the pace at which government and private travel restrictions and public concerns about public gathering will ease, the rate at which historically large increases of unemployment rates will decrease, and the speed with which the economy recovers are all factors that impacted our financial results. In addition, our financial results were impacted due to the winding down our Rich Dad brand and other matters as disclosed in the litigation section of Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Our Results of Operations in 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$285	$2,620
Operating costs and expenses:
Direct course expenses	104	434
Advertising and sales expenses	88	58
General and administrative expenses	647	998
Total operating costs and expenses	839	1,490
Income (loss) from operations	(554)	1,130
Other expense:
Interest expense, net	(125)	—
Other expense, net	—	(2)
Total other expense, net	(125)	(2)
Income (loss) from continuing operations before income taxes	(679)	1,128
Income tax (expense) benefit	136	(1,046)
Net income (loss) from continuing operations	(543)	82
Income from discontinued operations	—	171
Net income from discontinued operations	—	171
Net income (loss)	$(543)	$253

Basic earnings (loss) per common share - continuing operations	$(0.02)	$—
Basic earnings (loss) per common share - discontinued operations	—	0.01
Basic earnings (loss) per common share	$(0.02)	$0.01

Diluted earnings (loss) per common share - continuing operations	$(0.02)	$—
Diluted earnings (loss) per common share - discontinued operations	—	0.01
Diluted earnings (loss) per common share	$(0.02)	$0.01

Basic weighted average common shares outstanding	33,918	23,187
Diluted weighted average common shares outstanding	33,918	25,029

Comprehensive income:
Net income (loss)	$(543)	$253
Foreign currency translation adjustments, net of tax of $0	(144)	103
Total comprehensive income (loss)	$(687)	$356

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended March 31,
	2022	2021
	100%	100%
Operating costs and expenses:
Direct course expenses	36.5	16.6
Advertising and sales expenses	30.9	2.2
General and administrative expenses	227.0	38.1
Total operating costs and expenses	294.4	56.9
Income (loss) from operations	(194.4)	43.1
Other expense:
Interest expense, net	(43.8)	—
Other expense, net	—	(0.1)
Gain on forgiveness of PPP Loan	—	—
Total other expense, net	(43.8)	(0.1)
Income (loss) from continuing operations before income taxes	(238.2)	43.1
Income tax (expense) benefit	47.7	(39.9)
Net income (loss) from continuing operations	(190.5)	3.1
Income from discontinued operations	—	6.5
Net income from discontinued operations	—	6.5
Net income (loss)	(190.5)%	9.6%

Outlook

Cash sales were $0.1 million for each of the three months ended March 31, 2022 and 2021. There was no change in cash sales over the periods due to the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

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

Due to the economic severity of COVID-19 pandemic on the Company’s results of operations, financial condition, and liquidity, live in-person events were temporarily suspended in December 2021 to focus on strategic initiatives. The impact of the temporary suspension of live events is unknown.

Operating Segments

Historically, our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2022	2021
North America	100.0%	66.4%
U.K.	—	33.6%
Other foreign markets	—	—
Total consolidated revenue	100.0%	100.0%

North America

The majority pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop methods of connecting to our students, diversify products, and develop proprietary brands in order to increase the North America segment. Our revenue from our proprietary Building Wealth with Legacy TM brand was $284 thousand compared to $762 thousand or as a percentage 99.7% and 43.8% for the three months ended March 31, 2022 and 2021, respectively. Revenue derived from our Homemade Investor brand was $1.0 thousand and $275.0 thousand or as a percentage of total segment revenue was 0.35% and 15.8% for the three months ended March 31, 2022 and 2021, respectively. There was no revenue derived from the Rich Dad brands in our North America segment for the three months ended March 31, 2022. Revenue for the three months ended March 31, 2021 was $0.7 million or as a percentage of total segment revenue was 40.4%. We continue to fulfill contracts for students under the Rich Dad brand, however, we are no longer actively selling the Rich Dad brand.

The North America segment revenue was $0.3 million and $1.7 million or as a percentage of total revenue was 100.0% and 66.4% for the three months ended March 31, 2022 and 2021, respectively. The decrease in revenue of $1.4 million or 83.6% during the three months ended March 31, 2022 compared to the same period in 2021, was due to a decrease in recognition of revenue from attendance (i.e. fulfillment) of $1.1 million or 96.5 % and decrease in revenue from expired contracts of $0.4 million or 61.5% with the temporary suspension on live in-person events.

U.K.

There was no Revenue derived from our U.K. segment for the three months ended March 31, 2022. The Rich Dad brands in our U.K. segment was $0.6 million or as a percentage of total segment revenue was 67.2% for the three months ended March 31, 2021. The majority pertained to real estate-related education, with the balance pertaining to financial markets education. With the discontinued operations of UK Legacy, our U.K. segment is no longer as diverse.

The U.K. segment revenue was $0.0 thousand and $880.0 thousand or as a percentage of total revenue was 0.0% and 33.6% for the three months ended March 31, 2022 and 2021, respectively. The decrease in revenue of $880 thousand for the three months ended March 31, 2022 compared to the same period in 2021, was due to decrease in revenue from expired contracts of $ 880.0 thousand. There is no current sales activity in this segment.

Other Foreign Markets

Historically, we have operated in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. As a result of the COVID-19 pandemic, we placed in liquidation certain entities that operated in this segment, resulting in zero revenues and expenses from continuing operations in the other foreign markets segment for the three months ended March 31, 2022 and March 31, 2021, respectively. We are no longer actively selling in the market.

Three months ended March 31, 2022 Compared to Three months ended March 31, 2021

Revenue

Revenue was $0.3 million for the three months ended March 31, 2022 compared to $2.6 million for the three months ended March 31, 2021. Revenue decreased $2.3 million or 88.5% during the three months ended March 31, 2022 compared to the same period in 2021. The decrease in revenue was mainly due to decreased attendance (i.e. fulfillment) of $0.4 million or 61.5% and decreases in recognition of revenue from expired contracts of $1.9 million or 98.1%. The decrease in attendance was due to a temporary suspension of live in-person events during the three months ended March 31, 2022. In addition, the decrease is attributed to contract fulfillment of $880.0 thousand for the three month ended March 31, 2021 to fulfill student contract obligations during the liquidation process.

Cash sales were $0.1 million for each of the three months ended March 31, 2022 and 2021. There was no change in cash sales due to the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

Operating Expenses

Total operating costs and expenses were $0.8 million for the three months ended March 31, 2022 compared to $1.5 million for the three months ended March 31, 2021, a decrease of $0.7 million or 46.7%. The decrease was primarily due to a $0.3 million decrease in direct course expenses and a $0.4 million decrease in general and administrative expenses. These decreases were related to the temporary suspension of live in-person events and the ongoing impact of the COVID-19 pandemic.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.1 million for the three months ended March 31, 2022 compared to $0.4 million for the three months ended March 31, 2021, a decrease of $0.3 million or 75.0%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers and the temporary suspension of live in-person events.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. Historically, these preview workshops are offered in various metropolitan areas in North America, United Kingdom, and other international markets. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels. Today, we offer live online and on- demand trainings as the live in-person trainings have temporarily been suspended.

Advertising and sales expenses were $.01 million for the three months ended March 31, 2022 and 2021 resulting in no change due to COVID-19 pandemic restrictions and the suspension of live in-person events beginning December 2021. As a percentage of revenue, advertising and sales expenses were 30.9 % and 2.2% of revenue for the three months ended March 31, 2022 and 2021, an increase of 28.7%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. There were no royalty expenses for the three months ended March 31, 2022 and 2021, respectively due to transitioning sales to our Building Wealth with Legacy TM.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $0.6 million for the three months ended March 31, 2022 compared to $1.0 million for the three months ended March 31, 2021, a decrease of $0.4 million, or 40%. The decrease in general and administrative expenses was partially a result a decrease in our personnel expenses due to retention in the amount of $0.1 million and a decrease of professional services of $0.2 million.

Income tax expense

We recorded income tax benefit of $136 thousand and income tax expense of $1.0 million for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate was 20.0% and 92.7%) for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, valuation allowances of $3.5 million and $3.5 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations

Net income (loss) from continuing operations was $(0.5) million or $(.02) per basic and diluted common share for the three months ended March 31, 2022 compared to net income from continuing operations of $.1 million or $0.00 per basic and diluted common share for the three months ended March 31, 2021, a decrease in net income from continuing operations of $.6 million or $.02 per basic and diluted common share.

Net income from discontinued operations

There was no Net income from discontinued operations for the three months ended March 31, 2022. Net income from discontinued operations for the three months ended March 31, 2021 of $0.2 million or $0.01 per basic and diluted common share, a decrease in net income from continuing operations of $0.2 million or $0.01 per basic and diluted common share.

Net Income

Net income (loss) was $(0.5) million or $(.02) per basic and diluted common share for the three months ended March 31, 2022, compared to a net income of $.3 million or $0.01 per basic and diluted common share for the three months ended March 31, 2021, a decrease in net income of $0.8 million or $0.03 per basic and diluted common share.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

In general, we believe we will experience an increase in demand for our products and services compared to recent prior periods as we develop our Building Wealth with Legacy TM brand and other revenue streams. We believe that our products and services appeal to those who seek increased financial freedom. If we experience a prolonged decline in demand for our products and services, it could have a material adverse effect on our future operating results.

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our decreased operating cash flows during the past pandemic, it has been necessary for us to manage our cash position to ensure the future viability of our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, favorable terms from our merchant processors, seasonality, and fluctuations in foreign currency exchange rates.

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2022 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2022. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the three months ended March 31, 2022, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	(1,135)	(1,451)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	(7)	375
Effect of exchange rate differences on cash	480	185
Net decrease in cash and cash equivalents and restricted cash	(662)	(891)

Operating Cash Flows and Liquidity

Net cash used in operating activities was $ 1.1 million in the three months ended March 31, 2022 compared to net cash used in operating activities of $1.5 million in the three months ended March 31, 2021, representing a period-over-period increase of $0.4 million. This increase was primarily the result of a decrease in sales events due to COVID-19 and the temporary suspension of live in-person events in December 2021 and throughout the three months ending March 31, 2022.

Investing Cash Flows

There was no cash used in or provided by investing activity in the three months ended March 31, 2022 and 2021.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2022 was 17 % debt and 83% equity. As of December 31, 2021, our consolidated capital structure was 17% debt and 83% equity.

Net cash used by financing activities totaled $7 thousand during the three months ended March 31, 2022, representing our payment on debt.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of March 31, 2022, and December 31, 2021, our consolidated current deferred revenue was $4.3 million and $4.4 million, respectively.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. As of March 31, 2022, based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of March 31, 2022 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, As of March 31, 2022, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

●	Financial Reporting Systems: The weakness in our internal control system identified by our management relate to the implementation of our new ERP system, which went into production on January 1, 2018. Our ERP software is not able to produce complete and accurate information in regard to revenues and deferred revenues for consistent financial reporting purposes.
●	Failure in the operation of internal control: The weakness in our operation of internal control system relate to the lack of proper authorization and segregation of duties for disbursements within the purchasing process.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 13 Commitments and Contingencies, to our Consolidated financial statements.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the Cautionary Note Regarding Forward Looking Statements as set forth in our Current Report on Form 8-K filed with the SEC on April 09, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company’s equity securities during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We received a “Notice of Breach and Obligation to Cure to Avoid Event of Default” from GLD Legacy Holdings, LLC (“GLD”) dated May 11, 2022 (the “Notice”), under our existing $500,000 Senior Secured Convertible Debenture with GLD as lender (the “GLD Debenture”). Pursuant to the Notice, GLD informed us of certain alleged breaches of the terms of the GLD Debenture by us, and that we have 30 days to cure or GLD will consider an event of default under the GLD Debenture to have occurred. We are currently evaluating the claims in the Notice.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following materials from Legacy Education Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2021, (ii) Consolidated Statements of Operations and Comprehensive income for the three months ended March 31, 2021 and 2021 (Unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2021 and 2021 (Unaudited), (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2021 (Unaudited) and (v) Notes to Consolidated Financial Statements (Unaudited).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: May 17, 2022	By:	/s/ BARRY KOSTINER
Barry Kostiner Chairman of the Board and Chief Executive Officer (principal executive officer and interim principal financial and accounting officer)

