Form 10-Q
period 2022-06-30
Legacy Education Alliance, Inc.
filed 2022-08-15
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of August 15, 2022: 34,167,697.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2022	2021 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$20	$576
Restricted cash	112	374
Deferred course expenses	266	304
Prepaid expenses and other current assets	347	607
Inventory	1	1
Discontinued operations current assets	—	-
Total current assets	746	1,862
Right-of-use assets	6	20
Other assets	6	6
Discontinued operations-other assets	32	33
Total assets	$790	1921
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,607	$2,544
Royalties payable	110	110
Accrued course expenses	238	252
Accrued salaries, wages and benefits	237	202
Operating lease liability, current portion	7	20
Other accrued expenses	616	2,114
Deferred revenue	4,173	4,438
Short-term related party debt, net of unamortized debt discount of $133	392	142
Current portion of long term debt, net of unamortized debt discount of $0	344	1,011
Discontinued operations-current liabilities	10,802	9,845
Total current liabilities	19,526	20,678
Long-term debt, net of current portion and net of unamortized debt discount	2,840	1,933
Deferred tax liability, net	1,336	1493
Other long term liabilities	—	—
Operating lease liability, net of current portion	—	—
Total liabilities	23,702	24,104
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 34,167,697 and 33,917,697 shares issued and outstanding as of June 30, 2022 and December 31, 2021	3	3
Additional paid-in capital	13,211	13,161
Cumulative foreign currency translation adjustment	1,458	837
Accumulated deficit	(37,584)	(36,184)
Total stockholders’ deficit	(22,912)	(22,183)
Total liabilities and stockholders’ deficit	$790	$1,921

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	68	3,362	353	5,982
Operating costs and expenses:
Direct course expenses	100	790	204	1,224
Advertising and sales expenses	54	556	142	614
Royalty expenses	0	0	0	0
General and administrative expenses	662	1,398	1,309	2,396
Total operating costs and expenses	816	2,744	1,655	4,234
Income (loss) from operations	(748)	618	(1,302)	1,748
Other income (expense):
Interest expense, net	(112)	(386)	(237)	(386)
Other expense, net	3	(1)	3	(3)
Gain on forgiveness of PPP Loan	-	-	-	-
Total other income (expense), net	(109)	(387)	(234)	(389)
Income (loss) from continuing operations before income taxes	(856)	231	(1,535)	1,359
Income tax (expense) benefit	-	131	136	(915)
Net income (loss) from continuing operations	(856)	362	(1,399)	444
Income from discontinued operations	—	—	—	171
Net income from discontinued operations	—	—	—	$171
Net income (loss)	$(856)	$362	$(1,399)	$615

Basic earnings (loss) per common share - continuing operations	$(0.04)	$0.01	$(0.04)	$0.02
Basic earnings (loss) per common share - discontinued operations	—	—	—	$—
Basic earnings (loss) per common share	$(0.04)	$0.01	$(0.04)	$0.02

Diluted earnings (loss) per common share - continuing operations	$(0.04)	$0.01	$(0.04)	$0.02
Diluted earnings (loss) per common share - discontinued operations	—	—	—	$-
Diluted earnings (loss) per common share	$(0.04)	$0.01	$(0.04)	$0.02

Basic weighted average common shares outstanding	24,410	25,113	34,168	24,156
Diluted weighted average common shares outstanding	24,410	31,843	34,168	30,048
Comprehensive income:
Net income (loss)	(856)	362	(1,399)	615
Foreign currency translation adjustments, net of tax of $0	765	(52)	621	51
Total comprehensive income (loss)	$(91)	$310	$(778)	$666

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31 , 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)
Beneficial conversion feature for senior secured convertible debenture-related party	—	—	375	—	—	375
Foreign currency translation adjustment, net of tax of $0	—	—	—	103	—	103
Net Income	—	—	—	—	253	253
Balance at March 31, 2021	23,279	$2	$11,939	$519	$(35,365)	$(22,905)
Common stock and warrants issued for notes payable to related party from conversion of senior secured convertible debt - related party debt discount	7,084	1	354	—	—	355
Beneficial conversion feature for senior secured convertible debenture-related party	—	—	21	—	—	21
Share-based compensation expense	2,585	—	31	—	—	31
Foreign currency translation adjustment, net of tax of $0	—	—	—	(52)	—	(52)
Net Income	—	—	—	—	362	362
Balance at June 30, 2021	32,948	$3	$12,345	$467	$(35,003)	$(22,188)
Balance at December 31, 2021	33,918	$3	$13,161	$837	$(36,184)	$(22,183)
Share-based compensation expense	—	—	4	—	—	4
Foreign currency translation adjustment, net of tax of $0	—	—	—	(144)	—	(144)
Net Income	—	—	—	—	(543)	(543)
Balance at March 31, 2022	33,918	$3	$13,165	$693	$(36,727)	$(22,866)
Common stock and warrants issued for notes payable to related party from conversion of senior secured convertible debt – related party debt discount	—	—	—	—	—	—
Beneficial conversion feature for senior secured convertible debenture – related party	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—
Issuance of common stock	250	—	45	—	—	45
Foreign currency translation adjustment, net of tax of $0	—	—	—	765	—	765
Net Income	—	—	—	—	(856)	(856)
Balance at June 30, 2022	34,168	$3	$13,210	$1,458	$(37,583)	$(22,912)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,399)	$615
Less net income from discontinued operations	—	171
Net income (loss) from continuing operations	$(1,399)	$444
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	0	4
Non-cash lease expense	-	13
Gain on the sale of fixed assets and investment property	—	-
Share-based compensation	—	31
Cancellation of common stock	—	-
Amortization of debt discount	179	356
Deferred income taxes	(158)	-
Changes in operating assets and liabilities:
Deferred course expenses	55	784
Prepaid expenses and other receivable	(73)	248
Accounts payable-trade	(257)	(507)
Royalties payable	-	(11)
Accrued course expenses	(70)	-
Accrued salaries, wages and benefits	35	(36)
Operating lease liability	(6)	(13)
Other accrued expenses	(97)	672
Deferred revenue	(582)	(5,384)
Net cash used in operating activities - continuing operations	(2,372)	(3,399)
Net cash (used in) provided by operating activities - discontinued operations	—	(41)
Net cash used in operating activities	(2,372)	(3,440)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment property	—	—
Proceeds from sale property and equipment	—	—
Net cash provided by investing activities - continuing operations	—	-
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	—	-
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	310	-
Proceeds from paycheck protection program	—	1,900
Proceeds from debentures	—	400
Issuance of common stock for stock option purchase	—	—
Net cash provided by financing activities - continuing operations	310	2,300
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	310	2,300
Effect of exchange rate differences on cash	1,244	464
Net decrease in cash and cash equivalents and restricted cash	(819)	(676)
Cash and cash equivalents and restricted cash, beginning of period, including cash in discontinued operations	$950	$2,680
Cash and cash equivalents and restricted cash, end of period	$132	$2,004

Supplemental disclosures:
Cash paid during the period for interest	$5	$-
Cash received during the period for income taxes, net of tax payments	5	100.00
Supplemental disclosure of non-cash activity:
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$—	$-
Non-cash disposal of property	$—	$-
Common stock and warrants issued from conversion of senior convertible debenture – related party		355.00
Initial recognition of beneficial conversion feature for senior secured convertible debt - related party		396
Note payable issued for insurance policy financing		—

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description.

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic training courses, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the six months ended June 30, 2022, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2021, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El Moussa.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the associated fee. We recognize revenue immediately when we sell our (i) proprietary products delivered at time of sale and (ii) third party product sales. Our symposiums and forums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

Basis of Presentation.

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or “Legacy” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation, the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including Tigrent Inc., a Colorado corporation. All intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 4 “Discontinued Operations”, the sale of the assets and deferred revenues of Legacy Education Alliance International Ltd (Legacy UK), and liquidations of Legacy Education Alliance Hong Kong Limited (Legacy HK), Legacy Education Alliance Australia Pty, Ltd. (Legacy Australia) and Tigrent Learning Canada, Inc. (Tigrent Canada) are reflected as discontinued operations in the consolidated financial statements.

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

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the six months ended June 30, 2022 we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At June 30, 2022 and December 31, 2021, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	June 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$20	$576
Restricted cash	112	374
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$132	$950

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

Share-based compensation expenses related to our restricted stock grants were $ 49.6 thousand and $31.0 thousand for the three months ended June 30, 2022 and 2021, respectively, and $45.40 thousand and $31.0 thousand for the six months ended June 30, 2022 and 2021, respectively, which are reported as a separate line item in the consolidated statements of changes in stockholders’ deficit.

On May 5, 2022, pursuant to the 2015 Incentive Plan, we granted 250,000 shares of restricted stock to an external consultant, which are fully vested at the grant date. The grant date price per share was $0.165 for a total grant date fair value of $41.3 thousand.

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

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Major classes of assets
Cash and cash equivalents	$—	$—
Deferred course expenses	—	—
Discontinued operations-current assets	—	—
Other assets	32	33
Total major classes of assets - discontinued operations	$32	$33
Major classes of liabilities
Accounts payable	$3,350	$3,638
Accrued course expenses	528	587
Other accrued expenses	1,906	439
Deferred revenue	5,018	5,181
Total major classes of liabilities - discontinued operations	$10,802	$9,845

The financial results of the discontinued operations are as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Revenue	$-	$40
Total operating costs and expenses	-	907
(Loss) Income from discontinued operations	-	(867)
Other expense, net	-	(80)
Income tax benefit	-	1,118
Net income from discontinued operations	$-	$171

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

Our weighted average unvested restricted stock awards outstanding were 790,000 and 1,871,396 for the three months ended June 30, 2022 and 2021, respectively, and 790,000 and 986,365 for the six months ended June 30, 2022 and 2021, respectively.

The calculations of basic and diluted EPS are as follows:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(1,399)	34,168	$(0.04)	$615	25,142
Amounts allocated to unvested restricted shares and warrants	—	—		(24)	(986)
Amounts available to common stockholders	$(1,399)	34,168	$(0.04)	$591	24,156	$0.02
Diluted:
Amounts allocated to unvested restricted shares	—	—		25	986
Stock warrants	—	—		—	4,006
Shares of common stock to be issued for convertible note	—	—		—	—
Incremental shares to be issued for convertible note – related party				13	900
Amounts reallocated to unvested restricted shares	—	—		(25)	—
Amounts available to stockholders and assumed conversions	$(1,399)	34,168	$(0.04)	$604	30,048	$0.02

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

For the three-month ended June 30, 2022, the Company has the derivative liabilities measured at fair value on a recurring basis which are valued at level 3 measurement. At December 31, 2021, the Company does not have any financial assets or liabilities measured and recorded at fair value on its consolidated balance sheet on a recurring basis.

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

Note 7 - Short-Term and Long-Term Debt

(in thousands)	As of June 30, 2022	As of December 31, 2021

Senior Secured Convertible Debenture	500	$500
EDIL Loan	200
Debt Discount	(417)	(467)
Senior Secured Convertible Debenture, net	283	33
Paycheck Protection Program loan	1,000	1,000
Paycheck Protection Program loan 2	1,900	1,900
IPFS Insurance Premium Note Payable	1	11
Total debt	3,184	2,944
Less current portion of long-term debt	(344)	(1,011)
Total long-term debt, net of current portion	$2,840	$1,933

Short-term related party debt:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Senior Secured Convertible Debenture - related party	$506	$346
Debt Discount-related party	(114)	(204)
Senior Secured Convertible Debenture - related party, net	$392	$142

The following is a summary of scheduled debt maturities by year (in thousands):

2022	$1,393
2023	—
2024	—
2025	—
2026	2,183
Thereafter	—
Total debt	$3,576

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

In March 2021, ELE was notified that PPBI sold substantially all of its PPP loans, including ELE’s loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for ELE’s PPP loan. On August 4, 2021, ELE received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $900 thousand in principal and $11 thousand in interest. The remaining outstanding principal balance of $1,000 thousand was originally due on April 24, 2022. On March 29, 2022, the documents to extend the maturity date to April 24, 2025 was signed. The extension agreement was executed on April 1, 2022. The loan is a term of 60 months at 1.0% interest rate with monthly payments in the amount of $29 thousand. Interest paid was $2.5 thousand and $0.0 for the six months ended June 30, 2022 and 2021, respectively.

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“LTP Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The LTP Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The LTP Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “LTP Conversion Shares”) at a price equal to $0.05 per share. Together with each LTP Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “LTP Warrants”). Under the term of the original LTP Debenture, LTP had an obligation to lend the Company an additional $625 thousand under the same terms prior to June 30, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. The LTP Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the LTP Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (EdTech) business. The “LTP Warrants will not be listed for trading on any national securities exchange. The “LTP Warrants and the shares issuable upon conversion of the LTP Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the LTP Debenture and upon the exercise of the “LTP Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the “LTP Warrants. At the Annual Meeting of Stockholders of the Company held on July 2, 2021, the stockholders approved the future issuance of shares to LTP upon conversion under the LTP Debenture in excess of the 19.9% limitation, but no such shares have been issued. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the Conversion Price resulting in the issuance of 6.6 million shares of Common Stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 8 – “Stock Warrants”). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the six months ended June 30, 2022 and 2021 were $14 thousand and $0.0 thousand, respectively.

On August 27, 2021, the Company amended the terms of the LTP Debenture to reduce LTP’s maximum funding obligation from $1 million to $675 thousand and to require LTP to fund the remaining principal balance of $300 thousand no later than October 15, 2021. On October 15, 2021, the Company received $100 thousand of the remaining $300 thousand funding obligation of LTP. On October 27, 2021, LTP funded the remaining funding obligation of $200 thousand. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $228 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the six months ended June 30, 2022 and 2021 amounted to $57 thousand and $0.0 thousand, respectively.

On March 8, 2022, the Company defaulted on the March 8, 2021, LTP Debenture in the remaining amount left unconverted of $46 thousand and $9 thousand accrued interest. There was no acceleration of interest rate and no triggering of guarantees under the note agreement to increase any debt obligations.

Second Draw Paycheck Protection Program Note Agreement.

On April 20, 2021, Elite Legacy Education, Inc. (ELE), a wholly owned subsidiary of the Company, closed on an unsecured Paycheck Protection Program Note agreement (the “Promissory Note”) to borrow $1,899,832 from Cross River Bank, the lender, pursuant to the Paycheck Protection Program (“PPP”), originally created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and extended to “Second Draw” PPP loans as described below. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, utilities, and certain covered operating expenses. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The Second Draw PPP Loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If all or any portion of the loan is not forgiven in accordance with the terms of the program, ELE will be obligated to make monthly payments of principal and interest in amounts to be calculated after the amount of loan forgiveness, if any, is determined to repay the balance of the loan in full prior to maturity. The Promissory Note contains customary events of default relating to, among other things, payment defaults and breaches of representations. ELE may prepay the loan at any time prior to maturity with no prepayment penalties. The principal balance amounted to $1.9 million, as of June 30, 2022.

Debenture, Warrant and Guaranty Agreements, and Exercise of Conversion Rights.

On May 4, 2021, the Company issued a 10% Subordinated Secured Convertible Debenture (“Subordinated Debenture”) in the principal amount of $25 thousand to Michel Botbol, the Company’s Chairman and Chief Executive Officer at the time. The Subordinated Debenture called for interest at a rate of 10% and would have been due on the earlier of the occurrence of certain liquidity events with respect to the Company and May 4, 2022. The Subordinated Debenture was convertible at any time after the issuance date into shares of the Company’s Common Stock (the “Botbol Conversion Shares”) at a price equal to $0.05 per share (“Conversion Price”). Together with each Botbol Conversion Share, a warrant would be issued with a strike price of $0.05 per share and an expiration date of May 4, 2026 (the “Botbol Warrants”). Mr. Botbol also had the option to extend the maturity date of the loan for a term not to exceed four years from the original maturity date of that loan. The Subordinated Debenture is secured by a lien on all the Company’s assets subordinated to the lien granted to LTP. The Company’s U.S. subsidiaries are required to enter into Guaranties in favor of Botbol under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted Botbol a lien on all assets of such subsidiaries subject to the lien held by LTP. The use of proceeds from the Debenture was to extinguish liabilities of the Company and to fund working capital, general corporate purposes and the development of administrative functions. The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Botbol Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Botbol Warrants. On May 4, 2021, Mr. Botbol exercised his conversion rights with respect to the entire $25 thousand of outstanding principal at the Conversion Price resulting in the issuance of 500 thousand shares of Common Stock to him. In addition, an equal number of warrants were issued on May 4, 2021 (see Note 8 – “Stock Warrants”). The Botbol Warrants will not be listed for trading on any national securities exchange. The Botbol Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act.

Senior Secured Convertible Debenture, Advisory Agreement, and Intercreditor Agreement

On August 27, 2021, the Company issued a $500 thousand Senior Secured Convertible Debenture (the “GLD Debenture”) to GLD Legacy Holdings, LLC (“GLD”). The GLD Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company or August 27, 2026. The GLD Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “GLD Conversion Shares”) at a price equal to $0.05 per share. Together with each GLD Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of August 27, 2026 (the “GLD Warrants”). The cash receipt date, August 27, 2021, was used for the market value of stock on measurement date, at $0.10 per common share, resulting in the recognition of debt discount and additional paid-in capital of $500 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $500 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the six months ended June 30, 2022 and 2021 was $25 thousand and $0.0 thousand, respectively. Net proceeds were $485.2 thousand after legal fees and transaction expenses of $14.8 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. GLD has an option to lend the Company an additional $500 thousand under the same terms prior to December 31, 2023. The GLD Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on August 27, 2021, in favor of GLD under which such subsidiaries guaranteed the Company’s obligations under the GLD Debenture and granted GLD a lien on all assets of such subsidiaries. The proceeds from the GLD Debenture were used for working capital for the development of the Company’s Legacy EdTech business and for working capital for the operation of the Company’s seminar business. The GLD Warrants will not be listed for trading on any national securities exchange. The GLD Warrants and the shares issuable upon conversion of the GLD Debenture are not being registered under the Securities Act. The aggregate number of shares issuable upon conversion of the GLD Debenture and upon the exercise of the GLD Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the GLD Debenture and the exercise of the GLD Warrants. Under the terms of the GLD Debenture, and until all of the obligations of the Company under the GLD Debenture have been paid in full, GLD may appoint one member to the Board of Directors of the Company, subject to the review and approval of the GLD appointed candidate by the Nominating and Governance Committee of the Company. In lieu of cash compensation, the GLD appointed director will receive a grant of 150,000 restricted shares of Common Stock of the Company upon appointment to the Board.

Pursuant to the terms of the GLD Debenture, on August 27, 2021, the Company entered into an Advisory Services Agreement with GLD Advisory Services, LLC (“GLDAS”), an affiliate of GLD. GLDAS will provide the Company and its subsidiaries with business, finance and organizational strategy, advisory, consulting and other services related to the business of the Company. In lieu of cash compensation, on the effective date of the agreement, August 27, 2021, GLDAS received fully vested 315,000 shares of Common Stock of the Company and will receive 315,000 shares of Common Stock thereafter on each anniversary until the GLD Debenture has been repaid in full.

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

The Company received a “Notice of Breach and Obligation to Cure to Avoid Event of Default” from GLD dated May 11, 2022 (the “Notice”). Pursuant to the Notice, GLD informed the Company of certain alleged breaches of the terms of the GLD Debenture by the Company, and that the Company has 30 days to cure or GLD would consider an event of default under the GLD Debenture to have occurred. See Note 15 – Forbearance Agreement, for further information on the GLD Debenture.

IPFS Premium Finance Agreement

On July 30, 2021, the Company entered into a premium finance agreement for insurance coverage in the amount of $26 thousand at an interest rate of 5.55% for 10 months. The balance remaining as of June 30, 2022, is $4.0 thousand.

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

Convertible Promissory Note

On May 17, 2022 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and issued and sold to TLC Management & Consulting LLC (the “Investor”), a Convertible Promissory Note (the “May Note”) in the principal amount of $110,000 (the “May Loan”), less an original issue discount of $10,000. Also pursuant to the Purchase Agreement, in connection with the issuance of the May Note, the Company issued a common stock purchase warrant (the “May Warrant”) to the Investor, pursuant to which the Investor has the right to purchase Company common stock at 100% coverage as provided in the May Warrant.

The maturity date of the May Note is 12 months from the issue date with an option to extend for up to 6 months in the sole discretion of the Company, and is the date upon which the principal sum as well as interest and other fees, shall be due and payable. The May Note bears interest commencing on May 17, 2022 at a fixed rate of 6% per annum.

The Company intends to use the net proceeds from the sale of the May Note for business development, including for acquisitions, general corporate and working capital.

The then outstanding and unpaid principal and interest shall be converted into fully paid and non-assessable shares of Company common stock on the 10th trading day after the effective date of a registration statement registering the shares (the “Mandatory Conversion Date”). The per share conversion price into which principal and interest under the May Note shall be convertible into shall be a 20% discount to the VWAP (as defined in the May Note) for the ten trading day period ending on the latest complete trading day prior to the Mandatory Conversion Date (the “Conversion Price”). The Conversion Price is subject to adjustment pursuant to customary terms described in the May Note.

The Company may prepay the May Note, provided that it shall pay an amount in cash equal to the sum of 110% multiplied by the principal then outstanding plus interest.

The May Note contains customary events of default for a transaction such as the May Loan which entitle the Investor, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the May Note. Any principal and interest on the May Note which is not paid when due shall bear interest at the rate of the lesser of (i) 12% per annum; and (ii) the maximum amount permitted by law from the due date thereof until the same is paid.

Pursuant to the Purchase Agreement, the Company granted to the Investor registration rights whereby the Company shall register for resale all of the common stock underlying the May Note and May Warrant, as set forth on Exhibit C to the Purchase Agreement.

The May Warrant has an exercise price of 125% of the offering price per share of Company common stock (or unit, if units are offered in the Uplist Offering (as defined in Exhibit C of the Purchase Agreement)) at which the Uplist Offering is made, subject to adjustment as provided in the May Warrant. The exercise period of the May Warrant commences on the consummation of the Uplist Offering and ending on the five-year anniversary thereof.

The exercise of the May Warrant is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

10% Convertible Debenture

On June 9, 2022, Legacy Education Alliance, Inc. (the “Company”) borrowed $50,000 (the “June Loan”) from ABCImpact I, LLC, a Delaware limited liability company ( “ABCImpact”), evidenced by a 10% Convertible Debenture (the “June Debenture”). Pursuant to the June Debenture, ABCImpact has the option to loan up to an additional $4,950,000 to the Company.

ABCImpact is a newly-formed entity in which an affiliate of Barry Kostiner, the Company’s Chief Executive Officer and sole director, has a non-controlling passive interest.

The maturity date of the June Debenture is the earlier of 12 months from the issue date and the date of a Liquidity Event (as defined in the June Debenture), and is the date upon which the principal and interest shall be due and payable. The June Debenture bears interest at a fixed rate of 10% per annum. Any overdue accrued and unpaid interest shall entail a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law, which shall accrue daily from the date such interest is due through and including the date of actual payment in full.

The Company intends to use the net proceeds from the June Loan for general corporate purposes and working capital.

The then outstanding and unpaid principal and interest shall be converted into shares of Company common stock and an equal number of common stock purchase warrants at the option of ABCImpact, at a conversion price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the June Debenture. The June Debenture is subject to a beneficial ownership limitation of 4.99% (or 9.99% in ABCImpact’s discretion).

The Company may not prepay the Note without the prior written consent of ABCImpact.

The Note contains customary events of default for a transaction such as the June Loan. If any event of default occurs, the outstanding principal amount under the June Debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing through the date of acceleration, shall become, at ABCImpact’s election, immediately due and payable in cash at the Mandatory Default Amount. “Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of the June Debenture, plus all accrued and unpaid interest, divided by the conversion price on the date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP (as defined in the June Debenture) on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of the June Debenture, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the June Debenture.

The Warrant has an exercise price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the Warrant. The exercise period of the Warrant is for five years from the issue date.

The exercise of the Warrant is subject to a beneficial ownership limitation of 4.99% (or 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise.

The shares underlying the June Debenture and the Warrants have “piggy-back” registration rights afforded to them.

Note 8 - Stock Warrants

On May 4, 2021, the Company issued 500,000 warrants to M. Botbol, a then-related party, in connection with conversion of a 10% subordinated convertible debenture in the amount of $25,000 (see Note 7 – “Short-Term and Long-Term Debt”). The warrants entitle the holder to purchase one share of common stock at an exercise price of $0.05 per share at any time on or after the inception date, May 4, 2021, through May 4, 2026, the expiration date. The warrants will not be listed for trading on any national securities exchange.

On June 11, 2021, the Company issued 6,583,500 warrants to LTP, a related party, in connection with conversion of a 10% subordinated convertible debenture in the amount of $330,000 of outstanding principal (see Note 7 – “Short-Term and Long-Term Debt”). The warrants entitle the holder to purchase one share of common stock at an exercise price of $0.05 per share at any time on or after the inception date, June 11, 2021, through March 8, 2026, the expiration date. The warrants are not listed for trading on any national securities exchange.

A summary of the warrant activities for the six months ended June 30, 2022, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)[1]
Balance as of January 1, 2021	-	-	-	-
Granted	7,083,500	$0.05	-	-
Balance as of December 31, 2021	7,083,500	$0.05	4.3	259
Exercisable as of June 30, 2021	7,083,500	$0.05	4.1	259

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $ 0.0866 for our common stock on June 30, 2022.

Note 9 - Income Taxes

We recorded income tax benefit of $0 and $131 thousand for the three months ended June 30, 2022 and 2021, respectively. We recorded income tax benefit of $136 thousand for and expense of $(915) thousand for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate was 0% and 22.8% for the three months ended June 30, 2022 and 2021 and 38% and 67% for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of our reduced operations while also recognizing revenues from the expiration of student contracts.

The Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the associated deferred tax assets. As of June 30, 2022 and December 31, 2021, we retained a valuation allowance of $3.5 million and $3.5 million, respectively, for a certain number of our international subsidiaries.

During the six months ended June 30, 2022 and 2021, there were no material changes in uncertain tax positions. We do not expect any significant changes to unrecognized tax benefits in this and next year. We estimate $0.3 million and $0.3 million of the unrecognized tax benefits, which if recognized, would impact the effective tax rate at June 30, 2022 and December 31, 2021, respectively.

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

Note 10 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of June 30, 2022 and December 31, 2021, including foreign subsidiaries, without FDIC coverage were $0.03 million and $0.04 million, respectively.

Revenue.

Historically, a significant portion of our revenue was derived from the Rich Dad brands, as a result of contracts with students entered into prior to the expiration, in 2019, of our License Agreement with Rich Dad Operating Company, LLC. For the three months and six months ended June 30, 2022, there was no revenue from Rich Dad brands. For the three months ended June 30, 2021, Rich Dad brands provided 67.59% of our revenue and 59.6% of revenue for the six months ended June 30, 2021. In addition, we have operations in North America, United Kingdom and Other foreign markets (see Note 11 — Segment Information).

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

The proportion of our total revenue attributable to each segment is as follows:

	Six Months Ended June 30,
	2022	2021
As a percentage of total revenue
North America	100.0%	55.0%
U.K.	0.0%	45.0%
Other foreign markets	—%	-%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Segment revenue
North America	$354	$3,293
U.K.	-	2,689
Other foreign markets	—	-
Total consolidated revenue	$354	$5,982

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Segment gross profit contribution *
North America	$7	$1,412
U.K.	1	716
Other foreign markets	—	-
Total consolidated gross profit	$8	$2,128

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Depreciation and amortization expenses
North America	$-	$2
U.K.	$-	1
Other foreign markets	—	10
Total consolidated depreciation and amortization expenses	$-	$13

	June 30,	December 31,
	2022	2021
	(In thousands)
Segment identifiable assets
North America	$400	1348
U.K.	$93	126
Other foreign markets	$171	175
Total consolidated identifiable assets	$664	$1,649

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. As of June 30, 2022, we have deferred revenue of $6.9 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from six to twenty-four months. The revenue associated with these performance obligations is recognized as the obligation is satisfied. As of June 30, 2022, we maintain a reserve for breakage of $0.02 million for the fulfillment of our obligation to students whose contracts expired during our COVID-19 60-day operational hiatus during Q2 2020 (see Note 1 “General”).

The following tables disaggregate our segment revenue by revenue source:

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$226	—	$—	$226	$3,293	$2,689	—	$5,982
Products	-	—	—	-		—	—	-
Coaching and Mentoring	—	—	—	—	-	—	—	-
Online and Subscription	126	—	—	126		—	—	-
Other	1	—	—	1	-	—	—	-
Total revenue	$353	—	$—	$353	$3,293	$2,689	—	$5,982

Note 13 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including T&B Seminars, Inc., and Rich Dad. There were no royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2022 and 2021. Our License Agreement with our Rich Dad brand licensor expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use the Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the agreement.

Purchase commitments. From time to time, the Company enters into non-cancellable commitments to purchase professional services, Information Technology licenses and support, and training courses in future periods. There were no purchase commitments made by the Company for the six months ended June 30, 2022 and 2021.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida (the “Court”) by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its General Counsel and former Chief Executive Officer were named as defendants to a civil conspiracy count. The suit, as originally filed, primarily related to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit, as originally filed, included claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint with the Court against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holdings, Inc. (“Holdings”), and certain shareholders of the Company. The Second Amended Complaint included claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint, which included claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of Unfair and Deceptive Business Practices Act against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s current General Counsel, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. On September 17, 2020, the Court (i) granted summary judgment in favor of Tigrent and Holdings on TBPI’s claim for conspiracy; (ii) denying TBPI’s motion for summary judgment against Tigrent in which TBPI sought a declaration by the Court that claims against TBPI in a lawsuit to which neither Tigrent nor Holdings is a party (“Third Party Lawsuit”) were within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement; and (iii) denying TBPI’s motion for summary judgment in which TBPI sought a declaration by the Court that TBPI’s attorney’s fees incurred the Third Party Lawsuit were also within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement. On August 18, 2020, TBPI voluntarily dismissed all shareholder defendants, other than Mr. May and Steven Barre, Tigrent’s former Chief Executive Officer. On January 4, 2021, a Settlement Agreement and Mutual Release was entered into by and between TBPI, M. Barry Strudwick, Carl Weiss and Susan Weiss (the “Strudwick Parties”) and Tigrent Inc., Legacy Education Alliance, Inc., Legacy Education Alliance Holdings, Inc., Mr. May, and Steven Barre (Defendants) pursuant to which the Strudwick Parties agreed to dismiss the lawsuit with prejudice against all parties and the Company agreed to pay the aggregate sum of $400 thousand payable in one installment of $100 thousand on February 18, 2021 and five quarterly installments of $60 thousand commencing on May 19, 2021, which the Company has accrued for within accounts payable as of December 31, 2021, and within accounts payable and other long-term liability for the current and long-term portions as of December 31, 2021, within the Consolidated Balance Sheets. The parties also exchanged mutual releases as part of the Settlement Agreement. The lawsuit was dismissed by order of the Court on January 12, 2021. Through June 30, 2022, the Company has paid $340 thousand of the total settlement. The final settlement payment was due 450 days after February 18, 2021 in the amount of $60 thousand and is in default. On May 25, 2022, a Motion for Judgement after default of settlement agreement was filed which triggered an entitled immediate entry of judgement of $160 thousand.

In the Matter of Legacy Education Alliance International, Ltd. On October 28, 2019, an Application for Administration was filed in the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”), whereby four creditors of Legacy UK, one of our UK subsidiaries, sought an administration order with respect to the business affairs of the subsidiary, the appointment of an administrator, and such other ancillary orders as the applicants may request or as the court deemed appropriate. On November 15, 2019, the creditors obtained an Administration Order from the English Court. Under the terms of the Administration Order, two individuals have been appointed as administrators of Legacy UK and will manage Legacy UK and operate its affairs, business and property under the jurisdiction of the English Court. The administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. On November 19, 2020, the administrators filed notice of their proposal to move from administration to a creditors’ voluntary liquidation and on December 9, 2020, notice was filed with Companies House that Paul Zalkin and Nicholas Simmonds were appointed as liquidators of Legacy UK to commence its winding up. Further details regarding the resolution of claims and liabilities may not be known for several months. Because there are a number of intercompany relationships between the Company and Legacy UK, the financial impact of any future claims in relation to the administration and disposition of Legacy UK, outside of those included in the discontinued operations of Legacy UK (see Note 4 “Discontinued Operations”), is unknown to us at this time, as is the timing and other conditions and effects of the administrative process. On December 8, 2020 we paid $390.6 thousand in cash and transferred our residential properties in the value of $363 thousand as settlement of intercompany debts of two of our subsidiaries, LEAI Property Development UK, Ltd. and LEAI Property Investment UK, Ltd., totaling $924 thousand to Legacy UK.

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

Lease Position as of June 30, 2022 and December 31, 2021

The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

Balance Sheet Line	Classification on the Balance Sheet	June 30, 2022	December 31, 2021
		(in thousands)
Assets
Operating lease assets	Operating lease right of use assets	$6	$20
	Total lease assets	$6	$20

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$7	$20
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$—	$-
	Total lease liabilities	$7	$20

Lease cost for the six months ended June 30, 2022 and 2021

The table below presents the lease related costs recorded on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021:

		Three Months Ended June 30,
Lease cost	Classification	2022	2021
		(in thousands)
Operating lease cost	General and administrative expenses	$6	$6
	Total lease cost	$6	$6

Other Information

The table below presents supplemental cash flow information related to leases for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6	$6
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$—	$—

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term - operating leases	.50 years	.75 years
Weighted average discount rate - operating leases	12.00%	12.00%

There are no lease arrangements where the Company is the lessor.

Note 15 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to May 17, 2022, the date that the financial statements were issued.

July 2022 ABCImpact Loan

On July 8, 2022, the Company borrowed $100,000 (the “July Loan”) from ABCImpact, evidenced by a 10% Convertible Debenture (the “July Debenture”). Pursuant to the July Debenture, ABCImpact has the option to loan up to an additional $4,850,000 to the Company.

ABCImpact previously loaned $50,000 to the Company pursuant to a convertible debenture substantially similar to the July Debenture. See “Note 7 - Short-Term and Long-Term Debt, Convertible Debenture” above.

The maturity date of the July Debenture is the earlier of 12 months from the issue date and the date of a Liquidity Event (as defined in the July Debenture), and is the date upon which the principal and interest shall be due and payable. The July Debenture bears interest at a fixed rate of 10% per annum. Any overdue accrued and unpaid interest shall entail a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law, which shall accrue daily from the date such interest is due through and including the date of actual payment in full.

The Company intends to use the net proceeds from the July Loan for general corporate purposes and working capital.

The then outstanding and unpaid principal and interest shall be converted into shares of Company common stock and an equal number of common stock purchase warrants (the “July Loan Warrant”) at the option of ABCImpact, at a conversion price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the July Debenture. The July Debenture is subject to a beneficial ownership limitation of 4.99% (or 9.99% in ABCImpact’s discretion).

The Company may not prepay the July Debenture without the prior written consent of ABCImpact.

The July Debenture contains customary events of default for a transaction such as the July Loan. If any event of default occurs, the outstanding principal amount under the July Debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing through the date of acceleration, shall become, at ABCImpact’s election, immediately due and payable in cash at the Mandatory Default Amount. “Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of the July Debenture, plus all accrued and unpaid interest, divided by the conversion price on the date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP (as defined in the July Debenture) on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of the July Debenture, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the July Debenture.

The July Loan Warrant has an exercise price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the July Loan Warrant. The exercise period of the July Loan Warrant is for five years from the issue date.

The exercise of the July Loan Warrant is subject to a beneficial ownership limitation of 4.99% (or 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise.

The shares underlying the July Debenture and the July Loan Warrant have “piggy-back” registration rights afforded to them.

Forbearance Agreement

On July 15, 2022, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with GLD with respect to the GLD Debenture, and LTP with respect to the LTP Debenture (with the GLD Debenture, the “Debentures” and each sometimes, a “Debenture”).

Pursuant to the Forbearance Agreement, GLD and LTP each agreed to forbear from exercising its rights against the Company under the applicable Debenture until the earlier of (i) a default under the Forbearance Agreement or a new default under such Debenture or (ii) October 15, 2022 (the “Forbearance Period”).

Prior to the expiration of the Forbearance Period, the Company agreed to cause a sale of the GLD Debenture to ABCImpact, or as directed by ABCImpact, at a purchase price equal to the outstanding balance due and payable on the GLD Debenture by no later than October 15, 2022, which shall be in full and complete satisfaction of the Company’s obligations to GLD under the GLD Debenture.

The Company agreed to pay certain of GLD’s legal fees in the amount of $25,000, payable no later than August 31, 2022.

Until the date that the GLD Debenture is sold to ABCImpact and the LTP Debenture has been repaid in full, the Company shall cause Mayer and Associates LLC, a shareholder of the Company, to be restricted from exercising its existing option for 18,400,000 shares of Company common stock at $.0001 per share.

As partial consideration for GLD entering into the Forbearance Agreement, the Company agreed to issue to GLD 2,100,000 shares of the common stock of the Company at a price per share of $.0001 (the “GLD Consideration Shares”), which GLD Consideration Shares (i) at the time of their issuance thereafter shall be subject to all applicable restrictions under relevant securities laws and (ii) shall be registered for resale on a Registration Statement on Form S-1 (the “Form S-1”). In addition, as partial consideration for LTP entering into the Forbearance Agreement, the Company agreed to issue to LTP 1,600,000 shares of the common stock of the Company at a price per share of $.0001 (the “LTP Consideration Shares”). The issuance of the GLD Consideration Shares and the LTP Consideration Shares are subject to restrictions as described in the Forbearance Agreement and will not trigger any anti-dilution provisions of any convertible securities of the Company that may be held by GLD or LTP or their affiliates in whatever form, including the Debentures.

The Company also agreed to use its best efforts to effect a spin-off of an existing to-be-determined subsidiary of the Company, pursuant to the terms described in the Forbearance Agreement.

Following the occurrence of any of the following Events of Default, each of LTP and GLD may exercise any or all remedies as provided under the Forbearance Agreement, the applicable Debenture or applicable law:

●	The failure of the Company to observe, or timely comply with, or perform any covenant or term contained in the Forbearance Agreement;

●	Any warranty or representation made or deemed made by the Company in the Forbearance Agreement is or shall be untrue in any material respect;

●	The failure of the Company to observe, or timely comply with, or perform any covenant or term contained in the GLD Debenture (other than those subject to an event of default existing prior to the date of the Forbearance Agreement under the GLD Debenture, which shall not be deemed an event of default under the Forbearance Agreement);

●	The failure by ABCImpact to purchase the GLD Debenture by October 15, 2022;

●	The failure by the Company to pay GLD’s legal fees by August 31, 2022; or

●	The failure of the Company to file the Form S-1 by August 15, 2022 or to cause the Form S-1 to be declared effective by the SEC by October 15, 2022.

August 2022 ABCImpact Loan

On August 8, 2022, the Company borrowed $100,000 (the “August Loan”) from ABCImpact, evidenced by a 10% Convertible Debenture (the “August Debenture”). Pursuant to the August Debenture, ABCImpact has the option to loan up to an additional $4,750,000 to the Company.

ABCImpact previously loaned an aggregate of $150,000 to the Company pursuant to convertible debentures substantially similar to the August Debenture. See “Note 7 - Short-Term and Long-Term Debt, Convertible Debenture” and “Note 15 – Subsequent Events, July 2022 ABCImpact Loan” above.

The maturity date of the August Debenture is the earlier of 12 months from the issue date and the date of a Liquidity Event (as defined in the August Debenture), and is the date upon which the principal and interest shall be due and payable. The August Debenture bears interest at a fixed rate of 10% per annum. Any overdue accrued and unpaid interest shall entail a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law, which shall accrue daily from the date such interest is due through and including the date of actual payment in full.

The Company intends to use the net proceeds from the August Loan for general corporate purposes and working capital.

The then outstanding and unpaid principal and interest shall be converted into shares of Company common stock and an equal number of common stock purchase warrants (the “August Loan Warrant”) at the option of ABCImpact, at a conversion price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the August Debenture. The August Debenture is subject to a beneficial ownership limitation of 4.99% (or 9.99% in ABCImpact’s discretion).

The Company may not prepay the August Debenture without the prior written consent of ABCImpact.

The August Debenture contains customary events of default for a transaction such as the August Loan. If any event of default occurs, the outstanding principal amount under the August Debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing through the date of acceleration, shall become, at ABCImpact’s election, immediately due and payable in cash at the Mandatory Default Amount. “Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of the August Debenture, plus all accrued and unpaid interest, divided by the conversion price on the date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP (as defined in the August Debenture) on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of the August Debenture, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the August Debenture.

The August Loan Warrant has an exercise price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the August Loan Warrant. The exercise period of the August Loan Warrant is for five years from the issue date.

The exercise of the August Loan Warrant is subject to a beneficial ownership limitation of 4.99% (or 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise.

The shares underlying the August Debenture and the August Loan Warrant have “piggy-back” registration rights afforded to them.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the six months ended June 30, 2022, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2021, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El Moussa.

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

Since January 1, 2021, we have operated under two brands:

●	Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In response to the limitations on travel and the social distancing protocols arising out of the Coronavirus pandemic, the Company began marketing its Legacy EducationTM products transitioning to brand name Building Wealth with LegacyTM. During the six months ended June 30, 2022, we marketed our products and services exclusively under this brand.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered nationwide free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products.

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

Our Results of Operations in 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	68	3,362	353	5,982
Operating costs and expenses:
Direct course expenses	100	790	204	1,224
Advertising and sales expenses	54	556	142	614
Royalty expenses	0	0	0	0
General and administrative expenses	662	1,398	1,309	2,396
Total operating costs and expenses	816	2,744	1,655	4,234
Income (loss) from operations	(748)	618	(1,302)	1,748
Other income (expense):
Interest expense, net	(112)	(386)	(237)	(386)
Other expense, net	3	(1)	3	(3)
Gain on forgiveness of PPP Loan	-	-	-	-
Total other income (expense), net	(109)	(387)	(234)	(389)
Income (loss) from continuing operations before income taxes	(856)	231	(1,535)	1,359
Income tax (expense) benefit	-	131	136	(915)
Net income (loss) from continuing operations	(856)	362	(1,399)	444
Income from discontinued operations	—	—	—	171
Net income from discontinued operations	—	—	—	$171
Net income (loss)	$(856)	$362	$(1,399)	$615

Basic earnings (loss) per common share - continuing operations	$(0.04)	$0.01	$(0.04)	$0.02
Basic earnings (loss) per common share - discontinued operations	—	—	—	$-
Basic earnings (loss) per common share	$(0.04)	$0.01	$(0.04)	$0.02

Diluted earnings (loss) per common share - continuing operations	$(0.04)	$0.01	$(0.04)	$0.02
Diluted earnings (loss) per common share - discontinued operations	—	—	—	$-
Diluted earnings (loss) per common share	$(0.04)	$0.01	$(0.04)	$0.02

Basic weighted average common shares outstanding	24,410	25,113	34,168	24,156
Diluted weighted average common shares outstanding	24,410	31,843	34,168	30,048
Comprehensive income:
Net income (loss)	(856)	362	(1,399)	615
Foreign currency translation adjustments, net of tax of $0	765	(52)	621	51
Total comprehensive income (loss)	$(91)	$310	$(778)	$666

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100	100%	100	100
Operating costs and expenses:				%
Direct course expenses	146	23	58	20
Advertising and sales expenses	78	17	40	10
Royalty expenses	-	-	-	-
General and administrative expenses	967	42	371	40
Total operating costs and expenses	1,192	82	469	71
Income (loss) from operations	(1,092)	18	(369)	29
Other expense:	-	-	-	-
Interest expense, net	163	(11)	67	(6)
Other expense, net	(4)	(0)	(1)	(0)
Gain on forgiveness of PPP Loan	-	-	-	-
Total other expense, net	159	(12)	66	(7)
Income (loss) from continuing operations before income taxes	(1,251)	7	(435)	23
Income tax (expense) benefit	-	4	38	(15)
Net income (loss) from continuing operations	(1,251)	11	(396)	7
Income from discontinued operations	-	-	-	3
Net income from discontinued operations	-	-	-	-
Net income (loss)	(1,251)	11%	(396)	10

Outlook

Cash sales were $ 0.1 for the six months ended June 30, 2022 compared to $0.7 million for the six months ended June 30, 2021, a decrease of $0.7 or 100%. The decrease was driven by the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

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

Operating Segments

Historically, our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended June 30,
	2022	2021
As a percentage of total revenue
North America	100.0%	46.2%
U.K.	—	53.8%
Other foreign markets	—	—
Total consolidated revenue	100.0%	100.0%

	Six Months Ended June 30,
	2022	2021
As a percentage of total revenue
North America	100.0%	96.6%
U.K.	—	1.4%
Other foreign markets	—	2.0%
Total consolidated revenue	100.0%	100.0%

North America

Revenue derived in the North America segment majorly pertained to real estate-related education, and also included the remaining to financial markets training. We are continuing to develop methods of connecting to our students, diversify products, and develop proprietary brands in order to increase the North America segment. Revenue derived from our Homemade Investor brand was $Nil and $71.0 thousand and or as a percentage of total segment revenue was 0% and 4.6% for the three months ended June 30, 2022 and 2021, and $Nil and $346.0 thousand or as a percentage of total segment revenue was 0% and 10.5% for the six months ended June 30, 2022 and 2021, respectively. There was no revenue derived from the Rich Dad brands in our North America segment for the three months ended June 30, 2022. Revenue for the three months ended June 30, 2021 was $1.1 million or as a percentage of total segment revenue was 68.8%. We continue to fulfill contracts for students under the Rich Dad brand, however, we are no longer actively selling the Rich Dad brand.

The North America segment revenue was $0.07 million and $1.6 million or as a percentage of total revenue was 100% and 46.2% for the three months ended and $0.3 million and $3.3 million or as a percentage of revenue was 100% and 55.0% for the six months ended June 30, 2022 and 2021, respectively. The decrease in revenue of $0.9 million or 56% during the three months ended June 30, 2022 compared to the same period in 2021. The decrease in revenue of $1.53 million or 96% was due to the temporary suspension of events during the 3 months ended June 2022. We held no events in 2022, to generate any revenue from attendances. The revenue of $3 million or 91% for the 6 months is due to the same reasons.

U.K.

There was no revenue derived from the Rich Dad brands in our U.K. segment for the three and six months ended June 30, 2022. The Rich Dad brands in our U.K. segment was $1.2 million or as a percentage of total segment revenue was 66.7% for the three months ended June 30, 2021 and $1.8 million or as a percentage of total segment revenue was 66.7% for the six months ending June 30, 2021. The majority pertained to real estate-related education, with the balance pertaining to financial markets education. With the discontinued operations of UK Legacy, our U.K. segment is no longer as diverse.

There was no U.K. segment revenue for the three and six months ended June 30, 2022. The U.K. segment revenue was $1.7 million or as a percentage of total revenue 53.8% for the three months ended June 30, 2021 and $2.7 million or as a percentage of total revenue was 45.0% for the six months ended June 30, 2021. The decrease in revenue of $2.7 million for the six months ended June 30, 2022 compared to the same period in 2021, was due to decrease in revenue from expired contracts of $ 2.7 million and satisfying all outstanding obligations to students of our subsidiary Elite Legacy Education UK LTD (ELE UK) within the U.K. segment. There is no current sales activity in this segment.

Other Foreign Markets

Historically, we have operated in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. As a result of the COVID-19 pandemic, we placed in liquidation certain entities that operated in this segment, resulting in zero revenues and expenses from continuing operations in the other foreign markets segment for the six months ended June 30, 2022 and June 30, 2021, respectively. We are no longer actively selling in the market.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Revenue

Revenue was $0.07 million for the three months ended June 30, 2022 compared to $3.4 million for the three months ended June 30, 2021. Revenue decreased $3.3 million or 98% during the three months ended June 30, 2022 compared to the same period in 2021. The decrease in revenue was mainly due to decreased attendance (i.e. fulfillment) of $0.4 million or 61.5% and decreases in recognition of revenue from expired contracts of $1.9 million or 98.1%. The decrease in attendance was due to a temporary suspension of live in-person events during the six months ended June 30, 2022. In addition, the decrease is attributed to contract fulfillment of $880.0 thousand for the three month ended June 30, 2021 to fulfill student contract obligations during the liquidation process.

Cash sales were $0 million for the three months ended June 30, 2022 compared to $0.5 million for the three months ended June 30, 2021, a decrease of $0.51 or 100%. The decrease is due to the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

Operating Expenses

Total operating costs and expenses were $0.8 million for the three months ended June 30, 2022 compared to $2.8 million for the three months ended June 30, 2021, a decrease of $ 2 million or 71%. The decrease was primarily due to a $0.7 million decrease in direct course expenses and a $0.7 million decrease in general and administrative expenses. These decreases were related to the temporary suspension of live in-person events and the ongoing impact of the COVID-19 pandemic.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.1 million for the three months ended June 30, 2022 compared to $0.8 million for the three months ended June 30, 2021, a decrease of $0.7 million or 87%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers and the temporary suspension of live in-person events.

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

Advertising and sales expenses were $ 0.05 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $ 0.55 million. As a percentage of revenue, advertising and sales expenses were 78% and 16.5% of revenue for the three months ended June 30, 2022 and 2021, respectively. The decrease is due to the temporary suspension of live in-person events beginning December 2021.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. There were no royalty expenses for the three months ended June 30, 2022 and 2021, respectively due to transitioning sales to our Building Wealth with Legacy TM.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $0.6 million for the three months ended June 30, 2022 compared to $1.4 million for the three months ended June 30, 2021, a decrease of $0.8 million, or 53%.

Income tax expense

We recorded income tax benefit of $0 and $131 thousand for the three months ended June 30, 2022 and 2021, respectively. Our effective tax rate was 20.0% and (56.7%) for the three months ended June 30, 2022 and 2021, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, valuation allowances of $3.5 million and $3.5 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations

Net income (loss) from continuing operations was $(0.9) million or $(0.04) per basic and diluted common share for the three months ended June 30, 2022 compared to net income from continuing operations of $0.4 million or $0.01 per basic and diluted common share for the three months ended June 30, 2021, a decrease in net income from continuing operations of $(1.3) million or $(0.05) per basic and diluted common share.

Net income from discontinued operations

There was no Net income from discontinued operations for the three months ended June 30, 2022 and 2021.

Net Income

Net income (loss) was $(0.8) million or $(0.04) per basic and diluted common share for the three months ended June 30, 2022, compared to a net income of $0.4 million or $0.01 per basic and diluted common share for the three months ended June 30, 2021, a decrease in net income of $0.4 million or $(0.03) per basic and diluted common share.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenue

Revenue was $0.3 million for the six months ended June 30, 2022 compared to $6.0 million for the six months ended June 30, 2021. Revenue decreased $5.7 million or 95% during the six months ended June 30, 2022 compared to the same period in 2021. The decrease in revenue was mainly due to a decreased attendance (i.e. fulfillment) of $5.1 million or 79.9% and decrease in recognition of revenue from expired contracts of $3.0 million or 39.0%. The decrease in attendance was mainly due to governmental and private travel restrictions and students’ concerns around public gatherings and social distancing as a result of the coronavirus pandemic.

Cash sales were $0 million for the three months ended June 30, 2022 compared to $0.5 million for the three months ended June 30, 2021, a decrease of $0.5 million or 100%. The decrease is due to the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

Operating expenses

Total operating costs and expenses were $1.6 million for the six months ended June 30, 2022 compared to $4.2 million for the six months ended June 30, 2021, a decrease of $2.6 million or 61%. The decrease was primarily due to a $1 million decrease in direct course expenses, a $0.5 million decrease in advertising and sales expenses and $1.1 million decrease in general and administrative expenses. These decreases were related to disruptions in operations and sales activities due to the impact of the COVID-19 pandemic.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.2 million for the six months ended June 30, 2022 compared to $1.2 million for the six months ended June 30, 2021, a decrease of $1 million or 83%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

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

Advertising and sales expenses were $0.1 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $0.5 million, or 77%. As a percentage of revenue, advertising and sales expenses were 40% and 10 % of revenue for the six months ended June 30, 2022 and 2021, a decrease of 30%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. There were no royalty expenses for the six months ended June 30, 2022 and 2021, respectively due to transitioning sales to our Building Wealth with Legacy TM.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $1.3 million for the six months ended June 30, 2022 compared to $2.4 million for the six months ended June 30, 2021, a decrease of $1.1 million, or 46%.

Income tax expense

We recorded income tax expense/(benefit) of $(136) thousand and $915 thousand for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate was 38 % and 33.4% for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, valuation allowances of $3.5 million and $3.5 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income from continuing operations

Net income was $(1.4) million or $(0.04) per basic and diluted common share for the six months ended June 30, 2022, compared to a net income of $0.6 million or $0.3 per basic and diluted common share for the six months ended June 30, 2021, a decrease in net income of $2 million or $0.07 per basic and $0.07 per diluted common share.

Net income from discontinued operations

There was no Net income from discontinued operations for the six months ended June 30, 2022

Net income (loss)

Net income was $(1.4) million or $(0.04) per basic and diluted common share for the six months ended June 30, 2022, compared to a net income of $0.6 million or $0.3 per basic and diluted common share for the six months ended June 30, 2021, a decrease in net income of $2 million or $0.07 per basic and $0.07 per diluted common share.

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

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our decreased operating cash flows during and due to the COVID-19 pandemic and other reasons, it has been necessary for us to manage our cash position to ensure the future viability of our business, and to raise additional capital from outside and affiliates sources. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, success in raising capital from third parties, favorable terms from our merchant processors, seasonality, and fluctuations in foreign currency exchange rates.

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2022 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2022. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the six months ended June 30, 2022, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, raising capital from outside sources through the sale of equity and/or debt, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us and could result in us suspending some or all of our operations.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	(2,372)	(3,440)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	310	2,300
Effect of exchange rate differences on cash	1,244	464
Net decrease in cash and cash equivalents and restricted cash	132	2,004

Operating Cash Flows and Liquidity

Net cash used in operating activities was $2.4 million in the six months ended June 30, 2022 compared to net cash used in operating activities of $3.4 million in the six months ended June 30, 2021, representing a period-over-period decrease of $1 million. This increase was primarily the result of a decrease in sales events due to COVID-19 and the temporary suspension of live in-person events in December 2021 and throughout the six months ending June 30, 2022.

Investing Cash Flows

There was no cash used in or provided by investing activity in the six months ended June 30, 2022 and 2021.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2022 was 19% debt and 81% equity. As of December 31, 2021, our consolidated capital structure was 17% debt and 83% equity.

Net cash provided by financing activities totaled $310 thousand during the six months ended June 30, 2022, representing our payment on debt.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of June 30, 2022, and December 31, 2021, our consolidated current deferred revenue was $ 4.2 million and $4.4 million, respectively.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer. As of June 30, 2022, based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2022 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, As of June 30, 2022, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A and the Cautionary Statement Regarding Forward-Looking Information as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth in the Company’s Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission during the three months ended June 30, 2022, there were no sales or repurchases of the Company’s equity securities during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014).

3.2	Certificate of Designation of Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017).

3.3	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014).

3.4	Amendment to Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017).

3.5	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018).

10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 26, 2022).

10.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on May 26, 2022).

10.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on May 26, 2022).

10.4	Convertible Debenture, with form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 15, 2022).

31.1*	Certification of the Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: August 15, 2022	By:	/s/ BARRY KOSTINER
Barry Kostiner Chairman of the Board and Chief Executive Officer (principal executive officer and interim principal financial and accounting officer)

