Form 10-K/A
period 2021-12-31
Legacy Education Alliance, Inc.
filed 2022-09-16
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Legacy Education Alliance, Inc. (the “Company”) for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022 (the “Form 10-K”).

In the Form 10-K, the Company inadvertently omitted the Audit Report of MaloneBailey, LLP for the fiscal year ended December 31, 2020. Further, as part of the review of this Amendment by MaloneBailey, LLP, the Company made requested revisions to the Consolidated Statements of Operations and Comprehensive Income and to the notes to the financial statement included herein, and fixed a typographical error in Item 15 included in this Amendment.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 8 and Item 15 of Form 10-K, a signature page, and certifications required to be filed as exhibits hereto. Except as described in this Explanatory Note, this Amendment does not modify, amend, or update any of the financial information or any other information set forth in the Form 10-K, and this Amendment does not reflect events that occurred subsequent to March 31, 2022.

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
Hamilton, New Jersey
March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Legacy Education Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Legacy Education Alliance, Inc., and its subsidiaries (collectively, the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Houston, Texas

April 9, 2021

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$576	$1,500
Restricted cash	374	1,180
Deferred course expenses	304	1,167
Prepaid expenses and other current assets	607	1,578
Inventory	1	10
Discontinued operations current assets	-	820
Total current assets	1,862	6,255
Property and equipment, net	-	4
Right-of-use assets	20	45
Other assets	6	6
Discontinued operations-other assets	33	34
Total assets	$1,921	$6,344
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,544	$1,762
Royalties payable	110	113
Accrued course expenses	252	277
Accrued salaries, wages and benefits	202	73
Operating lease liability, current portion	20	25
Other accrued expenses	2,114	3,888
Deferred revenue	4,438	10,382
Short-term related party debt, net of unamortized debt discount of $204	142	-
Current portion of long term debt, net of unamortized debt discount of $0	1,011	-
Discontinued operations-current liabilities	9,845	11,286
Total current liabilities	20,678	27,806
Long-term debt, net of current portion and net of unamortized debt discount of $467	1,933	1,900
Deferred tax liability, net	1,493	134
Other long term liabilities	-	120
Operating lease liability, net of current portion	-	20
Total liabilities	24,104	29,980
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 200,000,000 authorized; 33,917,697 and 23,279,197 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	13,161	11,564
Cumulative foreign currency translation adjustment	837	416
Accumulated deficit	(36,184)	(35,618)
Total stockholders’ deficit	(22,183)	(23,636)
Total liabilities and stockholders’ deficit	$1,921	$6,344

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2021	2020
Revenue	$7,710	$25,914
Operating costs and expenses:
Direct course expenses	2,294	5,801
Advertising and sales expenses	1,636	2,293
Royalty expenses	-	68
General and administrative expenses	4,195	4,555
Total operating costs and expenses	8,125	12,717
Income (loss) from operations	(415)	13,197
Other income (expense):
Interest expense, net	(524)	(210)
Other income, net	8	1,641
Gain on forgiveness of PPP Loan	910	-
Total other income, net	394	1,431
Income (loss) from continuing operations before income taxes	(21)	14,628
Income tax expense	(716)	(2,883)
Net income (loss) from continuing operations	(737)	11,745
Income from discontinued operations	171	4,264
Net income from discontinued operations	$171	4,264
Net income (loss)	$(566)	$16,009

Basic earnings (loss) per common share - continuing operations	$(0.02)	$0.51
Basic earnings (loss) per common share - discontinued operations	-	0.18
Basic earnings (loss) per common share	$(0.02)	$0.69

Diluted earnings (loss) per common share - continuing operations	$(0.02)	$0.51
Diluted earnings (loss) per common share - discontinued operations	-	0.18
Diluted earnings (loss) per common share	$(0.02)	$0.69

Basic weighted average common shares outstanding	29,187	23,076
Diluted weighted average common shares outstanding	29,187	23,230

Comprehensive income:
Net income (loss)	$(566)	$16,009
Foreign currency translation adjustments, net of tax of $0	421	(294)
Total comprehensive income	$(145)	$15,715

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	Capital	adjustment	deficit	deficit
Balance at December 31 , 2019	23,163	$2	$11,552	$710	$(51,627)	$(39,363)
Share-based compensation expense	-	-	23	-	-	23
Cancellation of common stock	(64)	-	(11)	-	-	(11)
Issuance of common stock	180	-	-	-	-	-
Foreign currency translation adjustment, net of tax of $0	-	-	-	(294)	-	(294)
Net Income	-	-	-	-	16,009	16,009
Balance at December 31, 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)
Share-based compensation expense	2,900	-	122	-	-	122
Cancellation of common stock	(945)	-	(15)	-	-	(15)
Common stock issued for stock option purchase	1,600	-	13	-	-	13
Common stock and warrants issued for notes payable to related party from conversion of senior secured convertible debt - related party debt discount	7,084	1	354	-	-	355
Beneficial conversion feature for senior secured convertible debenture	-	-	500	-	-	500
Beneficial conversion feature for senior secured convertible debenture-related party	-	-	623	-	-	623
Foreign currency translation adjustment, net of tax of $0	-	-	-	421	-	421
Net Loss	-	-	-	-	(566)	(566)
Balance at December 31, 2021	33,918	$3	$13,161	$837	$(36,184)	$(22,183)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(566)	$16,009
Less net income from discontinued operations	171	4,264
Net income from continuing operations	$(737)	$11,745
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4	59
Non-cash lease expense	27	23
Gain on the sale of fixed assets and investment property	-	(1,735)
Share-based compensation	122	23
Cancellation of common stock	(15)	(11)
Amortization of debt discount	453	-
Gain on debt extinguishment (PPP loan forgiveness)	(910)	-
Deferred income taxes	1,359	418
Changes in operating assets and liabilities:
Deferred course expenses	844	3,764
Prepaid expenses and other receivable	559	(446)
Inventory	9	34
Other assets	-	37
Accounts payable-trade	685	485
Royalties payable	(11)	(29)
Accrued course expenses	(25)	(191)
Accrued salaries, wages and benefits	129	(386)
Operating lease liability	(27)	(20)
Other accrued expenses	(1,503)	1,823
Deferred revenue	(5,782)	(22,460)
Net cash used in operating activities - continuing operations	(4,819)	(6,867)
Net cash (used in) provided by operating activities - discontinued operations	(13)	(98)
Net cash used in operating activities	(4,832)	(6,965)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment property	-	391
Proceeds from sale property and equipment	-	2,500
Net cash provided by investing activities - continuing operations	-	2,891
Net cash used in investing activities - discontinued operations	-	-
Net cash provided by investing activities	-	2,891
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(11)	(1,500)
Proceeds from issuance of debt	-	2,900
Proceeds from borrowing Paycheck Protection Program loan	1,900	-
Proceeds from debentures with related parties	700	-
Proceeds from debentures	500	-
Issuance of common stock for stock option purchase	13	-
Net cash provided by financing activities - continuing operations	3,102	1,400
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	3,102	1,400
Effect of exchange rate differences on cash	-	(860)
Net decrease in cash and cash equivalents and restricted cash	(1,730)	(3,534)
Cash and cash equivalents and restricted cash, beginning of period, including cash in discontinued operations	$2,680	$6,214
Cash and cash equivalents and restricted cash, end of period	$950	$2,680

Supplemental disclosures:
Cash paid during the period for interest	$3	$214
Cash received during the period for income taxes, net of tax payments	(52)	-
Supplemental disclosure of non-cash activity:
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$(1)	$13
Non-cash disposal of property	$-	$(363)
Common stock and warrants issued from conversion of senior convertible debenture - related party	355	-
Initial recognition of beneficial conversion feature for senior secured convertible debt - related party	896	-
Note payable issued for insurance policy financing	26	-

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1-Business Description and Basis of Presentation

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

Note 2-Significant Accounting Policies

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

Residential rental properties generate monthly income from individual tenants. Income from these properties is recognized and included in other income. We no longer have any residential rental properties as these were transferred to the administrators in the UK in December 2020 (See Note 5-Property and Equipment below).

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

Stock Warrants.

The Company accounts for stock warrants as equity in accordance with ASC 480 - Distinguishing Liabilities from Equity. Stock warrants are accounted for a derivative in accordance with ASC 815 - Derivatives and Hedging, if the stock warrants contain other terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative.

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

The following tables disaggregate our segment revenue by revenue source:

	Years Ended December 31, 2021				Years Ended December 31, 2020
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$4,564	$880	$-	$5,444	$16,353	$245	$1,406	$18,004
Products	199	-	-	199	478	-	-	478
Coaching and Mentoring	-	-	-	-	1,050	-	3	1,053
Online and Subscription	76	-	-	76	1,421	-	40	1,461
Other	182	1,809	-	1,991	4,294	601	23	4,918
Total revenue	$5,021	$2,689	$-	$7,710	$23,596	$846	$1,472	$25,914

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

Share-based compensation. We account for share-based awards under the provisions of ASC 718, “Compensation-Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. See Note 8 “Share-Based Compensation”, for additional disclosures regarding our share-based compensation.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 - Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

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

Note 3-Concentration Risk

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

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	December 31,	December 31,
	2021	2020
	(in thousands)
Major classes of assets
Cash and cash equivalents	$-	$14
Deferred course expenses	-	806
Discontinued operations-current assets	-	820
Other assets	33	34
Total major classes of assets - discontinued operations	$33	$854
Major classes of liabilities
Accounts payable	$3,638	$3,698
Accrued course expenses	587	593
Other accrued expenses	439	1,582
Deferred revenue	5,181	5,413
Total major classes of liabilities - discontinued operations	$9,845	$11,286

The financial results of the discontinued operations are as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Revenue	$40	$8,247
Total operating costs and expenses	907	2,910
Income (loss) from discontinued operations	(867)	5,337
Other income (expense), net	(80)	2
Income tax benefit (expense)	1,118	(1,075)
Net income from discontinued operations	$171	$4,264

Note 5-Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2021	2020
Land	$-	$-
Building and residential properties	-	-
Software	-	-
Equipment	234	234
Furniture and fixtures	-	-
Building and leasehold improvements	-	-
Property and equipment	234	234
Less: accumulated depreciation	(234)	(230)
Property and equipment, net	$-	$4

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

Note 6 - Short-Term and Long-Term Debt

(in thousands)	As of December 31, 2021	As of December 31, 2020
Senior Secured Convertible Debenture	500
Debt Discount	(467)	-
Senior Secured Convertible Debenture, net	33	-
Paycheck Protection Program loan	1,000	1,900
Paycheck Protection Program loan 2	1,900	-
IPFS Insurance Premium Note Payable	11	-
Total debt	2,944	1,900
Less current portion of long-term debt	(1,011)	-
Total long-term debt, net of current portion	$1,933	$1,900

Short-term related party debt:

(in thousands)	As of December 31, 2021	As of December 31, 2020
Senior Secured Convertible Debenture - related party	$346	$-
Debt Discount-related party	(204)
Senior Secured Convertible Debenture - related party, net	142	$-

The following is a summary of scheduled debt maturities by year (in thousands):

2022	$1,153
2023	-
2024	-
2025	-
2026	1,933
Thereafter	-
Total debt	$3,086

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

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“LTP Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The LTP Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The LTP Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share. Together with each Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “Warrants”). Under the term of the original LTP Debenture, LTP had an obligation to lend the Company an additional $625 thousand under the same terms prior to March 31, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the nine months ended September 30, 2021. The LTP Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into Guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the LTP Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (EdTech) business. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the LTP Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate number of shares issuable upon conversion of the LTP Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. At the Annual Meeting of Stockholders of the Company held on July 2, 2021, the stockholders approved the future issuance of shares to LTP upon conversion under the LTP Debenture in excess of the 19.9% limitation, but no such shares have been issued. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the Conversion Price resulting in the issuance of 6.6 million shares of Common Stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 7 - “Stock Warrants”). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for year ended December 31, 2021, amounted to $361 thousand.

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

Debenture, Warrant and Guaranty Agreements, and Exercise of Conversion Rights.

On May 4, 2021, Legacy Education Alliance, Inc., a Nevada corporation (the “Company”), issued a 10% Subordinated Secured Convertible Debenture (“Subordinated Debenture”) in the principal amount of $25 thousand to Michel Botbol, the Company’s Chairman and Chief Executive Officer. The Subordinated Debenture called for interest at a rate of 10% and would have been due on the earlier of the occurrence of certain liquidity events with respect to the Company and May 4, 2022. The Subordinated Debenture was convertible at any time after the issuance date into shares of the Company’s Common Stock (the “Conversion Shares”) at a price equal to $0.05 per share (“Conversion Price”). Together with each Conversion Share, a warrant would be issued with a strike price of $0.05 per share and an expiration date of May 4, 2026 (the “Warrants”). Mr. Botbol also had the option to extend the maturity date of the loan for a term not to exceed four years from the original maturity date of that loan. The Subordinated Debenture is secured by a lien on all the Company’s assets subordinated to the lien granted to Legacy Tech Partners, LLC (“LTP”). The Company’s U.S. subsidiaries are required to enter into Guaranties in favor of Botbol under which such subsidiaries guaranteed the Company’s obligations under the Debenture and granted Botbol a lien on all assets of such subsidiaries subject to the lien held by LTP. The use of proceeds from the Debenture was to extinguish liabilities of the Company and to fund working capital, general corporate purposes and the development of administrative functions. The aggregate number of shares issuable upon conversion of the Debenture and upon the exercise of the Warrants may not exceed 19.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Debenture and the exercise of the Warrants. On May 4, 2021, Mr. Botbol exercised his conversion rights with respect to the entire $25 thousand of outstanding principal at the Conversion Price resulting in the issuance of 500 thousand shares of Common Stock to him. In addition, an equal number of warrants were issued on May 4, 2021 (see Note 7 - “Stock Warrants”). The related amortization of the debt discount to interest expense for the nine-month ended September 30, 2021, amounted to $21 thousand. The Warrants will not be listed for trading on any national securities exchange. The Warrants and the shares issuable upon conversion of the Debenture are not being registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Note 7 - Stock Warrants

On May 4, 2021, the Company issued 500,000 warrants to M. Botbol, a related party, in connection with conversion of a 10% subordinated convertible debenture in the amount of $25,000 (see Note 6 - “Short-Term and Long-Term Debt”). The warrants entitle the holder to purchase one share of common stock at an exercise price of $0.05 per share at any time on or after the inception date, May 4, 2021, through May 4, 2026, the expiration date. The warrants will not be listed for trading on any national securities exchange.

On June 11, 2021, the Company issued 6,583,500 warrants to Legacy Tech Partners, LLC (LTP), a related party, in connection with conversion of a 10% subordinated convertible debenture in the amount of $330,000 of outstanding principal (see Note 6 - “Short-Term and Long-Term Debt”). The warrants entitle the holder to purchase one share of common stock at an exercise price of $0.05 per share at any time on or after the inception date, June 11, 2021, through March 8, 2026, the expiration date. The warrants are not listed for trading on any national securities exchange.

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

Note 8- Share-Based Compensation

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

Note 9-Employee Benefit Plan

We have a 401(k)-employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. We provided for a matching contribution of $55.0 thousand and $0.1 million during the years ended December 31, 2021 and 2020, respectively.

Note 10-Income Taxes

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

Our sources of income (loss) and income tax provision (benefit) are as follows (in thousands):

	Years ended
	December 31,
	2021	2020
Income/(loss) from continuing operations before income taxes:
U.S.	$(1,211)	$12,367
Non-U.S.	1,190	2,261
Total income/(loss) from continuing operations before income taxes:	$(21)	$14,628

Provision (benefit) for taxes:
Current:
Federal	$(887)	$2,037
State	244	347
Non-U.S.	-	81
Total current	(643)	2,465
Deferred:
Federal	1,139	126
State	220	5
Non-U.S.	-	287
Total deferred	1,359	418
Noncurrent
Federal	-	-
State	-	-
Non-U.S.	-	-
Total noncurrent	-	-
Total income tax expense	$716	$2,883
Effective income tax rate	(3,409.5)%	19.7%

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Years ended
	December 31,
	2021	2020
Computed expected federal tax benefit (expense)	$(4)	$3,072
(Decrease) Increase in valuation allowance	-	(1,098)
State income, net of federal benefit	367	278
Non-U.S. income taxed at different rates	(196)	322
Intercompany Gain	738	-
Unrecognized tax benefits	-	309
Other	(189)	-
Income tax expense	$716	$2,883

We recorded income tax expense of $0.7 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively, a $2.2 million decrease in income tax expense.

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

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$136	$1,357
Depreciation	-	(1)
Valuation allowance	-	(1,331)
Total deferred tax assets	$136	$25
Deferred tax liabilities:
Deferred course expenses	$(34)	$(159)
Intercompany Debts	(1,595)	-
Total deferred tax liabilities	(1,629)
Net deferred tax asset (liability)	$(1,493)	$(134)

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

We had zero balance of federal net operating loss carryforwards as of December 31, 2021 and 2020. As of December 31, 2021, and 2020, we had approximately $15.1 million and $16.5 million of foreign net operating loss carryforwards, respectively, and approximately $2.9 million and $0.3 million of state net operating loss carryforwards, respectively. The foreign loss carryforwards begin to expire in 2027 and the state net operating loss carryforwards begin to expire in 2038.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	As of December 31,
	2021	2020
Unrecognized tax benefits - January 1	$309	$309
Gross increases - tax positions in prior period	-	-
Gross decreases - tax positions in prior period	-	-
Unrecognized tax benefits - December 31	$309	$309

The total liability for unrecognized tax benefits at December 31, 2021, is included in other liabilities in the Consolidated Balance Sheets. The total liability for unrecognized tax benefits at December 31, 2021 and 2020, are as follows:

	As of December 31,
	2021	2020
Reduction of net operating loss carryforwards	$-	$-
Noncurrent tax liability (reflected in Other long-term liabilities)	309	309
Total liability for unrecognized tax benefits	$309	$309

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

Note 11-Certain Relationships and Related Transactions

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

Note 12-Capital Stock

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

Note 13-Earnings Per Share (“EPS”)

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

The calculations of basic and diluted EPS are as follows:

	Years Ended December 31, 2021			Years Ended December 31, 2020
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(566)	29,187		$16,009	23,230
Amounts allocated to unvested restricted shares and warrants	-	-		(106)	(154)
Amounts available to common stockholders	$(566)	29,187	$(0.02)	$15,903	23,076	$0.69
Diluted:
Amounts allocated to unvested restricted shares	-	-		106	154
Stock warrants	-	-		-	-
Incremental shares to be issued for convertible note - related party	-	-		-	-
Amounts reallocated to unvested restricted shares	-	-		(107)	-
Amounts available to stockholders and assumed conversions	$(566)	29,187	$(0.02)	$15,902	23,230	$0.69

Note 14-Fair Value Measurements

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

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, accounts payable, deferred course expenses, accrued expenses, deferred revenue, and debt. U.S. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management believes the carrying value of its financial instruments approximates their fair value either due to the length of maturity of these instruments or due to interest rates that approximate prevailing market rates.

Note 15- Segment Information

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

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2021	2020
North America	65.1%	91.1%
U.K.	34.9%	3.3%
Other foreign markets	-%	5.6%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
	2021	2020
Segment revenue	(In thousands)
North America	$5,021	$23,596
U.K.	2,689	846
Other foreign markets	-	1,472
Total consolidated revenue	$7,710	$25,914

	Years Ended December 31,
	2021	2020
Segment gross profit contribution *	(In thousands)
North America	$1,586	$15,631
U.K.	2,194	802
Other foreign markets	-	1,319
Total consolidated gross profit	$3,780	$17,752

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Years Ended December 31,
	2021	2020
Depreciation and amortization expenses	(In thousands)
North America	$2	$45
U.K.	2	14
Other foreign markets	-	-
Total consolidated depreciation and amortization expenses	$4	$59

	December 31,	December 31,
	2021	2020
Segment identifiable assets	(In thousands)
North America	$1,348	$3,834
U.K.	126	1,266
Other foreign markets	175	192
Total consolidated identifiable assets	$1,649	$5,292

Our long-lived assets in the U.S. were approximately $4.0 thousand for the year ended December 31, 2020. We had no long-lived assets in the U.S. as at December 31, 2021. We had no international long-lived assets for the same periods.

Note 16-Commitments and Contingencies

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

Lease Position as of December 31, 2021

The table below presents the lease related assets and liabilities recorded on the Consolidated Balance Sheets as of December 31, 2021 and 2020:

	Classification on the	December 31,	December 31,
Balance Sheet Line	Balance Sheet	2021	2020
		(in thousands)
Assets
Operating lease assets	Operating lease right of use assets	$20	$45
	Total lease assets	$20	$45

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$20	$25
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$-	$20
	Total lease liabilities	$20	$45

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

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2021:

Amounts due in	Operating Leases
(in thousands)
2022	$20
2023	-
2024	-
Total minimum lease payments	20
Less: effect of discounting	0
Present value of future minimum lease payments	20
Less: current obligations under leases	(20)
Long-term lease obligations	$-

There are no lease arrangements where we are the lessor.

Note 18-Subsequent Events

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
2.1	Agreement and Plan of Merger, dated as of November 10, 2014, by and among Priced In Corp., Priced in Corp. Subsidiary, Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

2.2	Elite Legacy Education UK LTD, Proposal for Company Voluntary Arrangement	Incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed with the SEC on January 15, 2021.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

3.2	Certificate of Designation of Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

3.3	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

3.4	Amendment to Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

3.5	Amendment to Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018.

4.1	Rights Agreement dated as of February 16, 2017, between Legacy Education Alliance, Inc. and VStock Transfer, LLC, which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

4.2	Amendment to Rights Agreement dated as of November 12, 2018, between Legacy Education Alliance, Inc. and VStock Transfer, LLC	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on November 16, 2018.

4.3	Amendment to Rights Agreement dated as of February 11, 2021, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 12, 2021.

4.4	Assumption Agreement dated November 25, 2019, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.2 in the Company’s Form 10-K filed with the SEC on April 15, 2019.

4.5	Description of Registered Securities	Incorporated by reference to the Company’s Form S-1/A filed with the SEC on March 25, 2013.

10.1	Bill of Sale, Assignment and Assumption Agreement dated as of September 10, 2014, by and between Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

10.2	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

10.3	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and James E. May.	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 6, 2017.

10.4	Employment Agreement, dated March 18, 2021, by and between Legacy Education Alliance, Inc., and Vanessa Guzmán-Clark.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 20, 2021.

10.5	Royalty Payment Agreement dated March 15, 2013 (1)	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.6	License Agreement with Rich Dad Operating Company, LLC, dated September 1, 2013 (1)	Incorporated by reference to Exhibit 10.6 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.7	Settlement and Amendment to the 2013 License Agreement, dated April 22, 2014 (1)	Incorporated by reference to Exhibit 10.7 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.8	Second Amendment to Rich Dad Operating Company, LLC License Agreement, dated January 25, 2018. (1)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 29, 2018.

10.9	Mutual Waiver and Release of Claims, dated January 25, 2018.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on January 29, 2018.

10.10	Talent Endorsement Agreement with Robbie Fowler, dated January 1, 2015	Incorporated by reference to Exhibit 10.9 in the Company’s Form 10 filed with the SEC on May 12, 2017.

10.11	Talent Endorsement Agreement with Martin Roberts, dated April 20, 2017.	Incorporated by reference to Exhibit 10.10 in the Company’s Form 10 filed with the SEC on May 12, 2017.

Exhibit No.	Title	Method of filing
10.12	2015 Incentive Plan	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Stockholders filed with the SEC on June 16, 2015.

10.13	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2015.

10.14	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 17, 2015.

10.15 +	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (2015 Incentive Plan)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 22, 2015.

10.16	Settlement Agreement and Release dated October 31, 2017 among Elite Legacy Education, Inc.; Rich Dad Education, LLC; and Tigrent Enterprises, Inc. and the other parties thereto.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 1, 2017.

10.17	December 23, 2019 Real Estate Education Training Program Development Agreement by and between Legacy Education Alliance Holdings, Inc., and T&B Seminars, Inc.	Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 30, 2021.

10.18	Bankruptcy or Receivership of Legacy UK	Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 30, 2021.

10.19	Commercial Contract dated July 24, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 10-Q filed with the SEC on August 14, 2021.

10.20	First Amendment to Commercial Contract dated August 20, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-k filed with the SEC on August 20, 2021.

10.21	Second Amendment to Commercial Contract dated September 24, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 29, 2021.

10.22	Promissory Note and Mortgage, Assignment of Rents and Security Agreement, dated August 6, 2021, by and between 1612 E. Cape Coral Parkway Holding Co., LLC and Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 10-Q filed with the SEC on August 14, 2021.

10.23	Senior Secured Convertible Debenture Agreement dated March 8, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.24	Form of Guaranty	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.25	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

Exhibit No.	Title	Method of filing
10.26	Employment Agreement dated March 9, 2021, between Legacy Education Alliance, Inc., and Michel Botbol	Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.27	Non-Binding Term Sheet, dated February 11, 2021	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.28	Subordinated Secured Convertible Debenture Agreement dated May 4, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.29	Form of Guaranty	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.30	Form of Warranty	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.31	Paycheck Protection Program Note, dated April 19, 2021, by and between Cross River Bank and Elite Legacy Education, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on April 27, 2021.

10.32	Amendment to Senior Secured Convertible Debenture Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.33	Senior Secured Convertible Debenture Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.34	Form of Guaranty	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.35	Form of Warranty	Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.36	Intercreditor Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.37	Stock Purchase and Option Agreement dated November 18, 2021 with Mayer and Associates, LLC	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 23, 2021.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 in the Company’s Form 10-K filed with the SEC on March 28, 2016.

21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 in the Company’s Form 10-K filed with the SEC on March 31, 2022.

31.1	Section 302 Certification by the Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification by the Executive Vice President and Chief Financial Officer	Filed herewith.

32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.

32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

+	Executive management contract or compensatory plan or arrangement.
(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(2)	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

	By:	/s/ BARRY KOSTINER
Dated: September 16, 2022		Barry Kostiner Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BARRY KOSTINER	Chairman of the Board, Chief Executive Officer (principal executive, financial and accounting officer)	September 16, 2022
Barry Kostiner