Form 10-Q
period 2022-09-30
Legacy Education Alliance, Inc.
filed 2022-11-14
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of November 14, 2022: 37,867,697.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2022

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

Presentation of Financial Statements

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or “Legacy” as used in this report, including the notes to the financial statements included in this report, refer collectively to Legacy Education Alliance, Inc., a Nevada corporation, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, Inc., including Tigrent Inc., a Colorado corporation.

This Form 10-Q includes financial statements and related notes that present the consolidated financial position, results of operations, comprehensive income, and cash flows of Legacy and its subsidiaries.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$37	$576
Restricted cash	112	374
Deferred course expenses	260	304
Prepaid expenses and other current assets	330	607
Inventory	1	1
Discontinued operations current assets	—	-
Total current assets	740	1,862
Right-of-use assets	—	20
Other assets	6	6
Discontinued operations-other assets	32	33
Total assets	778	1921
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,553	$2,544
Royalties payable	110	110
Accrued course expenses	236	252
Accrued salaries, wages and benefits	192	202
Operating lease liability, current portion	—	20
Other accrued expenses	775	2,114
Deferred revenue	4,114	4,438
Short-term related party debt, net of unamortized debt discount of $133	1,178	142
Current portion of long term debt, net of unamortized debt discount of $0	344	1,011
Discontinued operations-current liabilities	10,651	9,845
Total current liabilities	20,153	20,678
Long-term debt, net of current portion and net of unamortized debt discount	1,740	1,933
Deferred tax liability, net	1,336	1,493
Other long term liabilities	—	—
Operating lease liability, net of current portion	—	—
Total liabilities	23,229	24,104
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 37,867,697and 33,917,697 shares issued and outstanding as of September 30, 2022, and December 31, 2021	3	3
Additional paid-in capital	13,225	13,161
Cumulative foreign currency translation adjustment	1,559	837
Accumulated deficit	(37,238)	(36,184)
Total stockholders’ deficit	(22,451)	(22,183)
Total liabilities and stockholders’ deficit	$778	$1,921

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	57	1,379	410	7,361
Operating costs and expenses:
Direct course expenses	66	675	270	1,899
Advertising and sales expenses	27	729	169	1,343
Royalty expenses	0	0	0	0
General and administrative expenses	579	1,172	1,888	3,568
Total operating costs and expenses	672	2,576	2,327	6,810
Income (loss) from operations	(615)	(1,197)	(1,917)	551
Other expense:
Interest expense, net	(188)	(35)	(424)	(421)
Other expense, net	-	9	3	6
Gain on forgiveness of PPP Loan	1,148	910	1,148	910
Total other expense, net	960	884	727	495
Income (loss) from continuing operations before income taxes	346	(313)	(1,190)	1,046
Income tax (expense) benefit	-	118	136	(797)
Net income (loss) from continuing operations	346	(195)	(1,054)	249
Income from discontinued operations	-	-	-	171
Net income from discontinued operations	—	—	—	$171
Net income (loss)	$346	$(195)	$(1,054)	$420

Basic earnings (loss) per common share - continuing operations	$0.01	$(0.01)	$(0.03)	$0.02
Basic earnings (loss) per common share - discontinued operations	—	—	—	—
Basic earnings (loss) per common share	$0.01	$(0.01)	$(0.03)	$0.02

Diluted earnings (loss) per common share - continuing operations	$0.01	$(0.01)	$(0.03)	$0.01
Diluted earnings (loss) per common share - discontinued operations	—	—	—	—
Diluted earnings (loss) per common share	$0.01	$(0.01)	$(0.03)	$0.01

Basic weighted average common shares outstanding	35,696	33,064	34,683	26,373
Diluted weighted average common shares outstanding	35,696	33,064	34,683	41,776

Comprehensive income:
Net income (loss)	346	(195)	(1,054)	420
Foreign currency translation adjustments, net of tax of $0	101	336	722	387
Total comprehensive income (loss)	447	141	(332)	807

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share and per share data)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)
Beneficial conversion feature for senior secured convertible debenture-related party	—	—	375	—	—	375
Foreign currency translation adjustment, net of tax of $0	—	—	—	103	—	103
Net Income	—	—	—	—	253	253
Balance at March 31, 2021	23,279	$2	$11,939	$519	$(35,365)	$(22,905)
Common stock and warrants issued for notes payable to related party from conversion of senior secured convertible debt - related party debt discount	7,084	1	354	—	—	355
Beneficial conversion feature for senior secured convertible debenture-related party	—	—	21	—	—	21
Share-based compensation expense	2,585	—	31	—	—	31
Foreign currency translation adjustment, net of tax of $0	—	—	—	(52)	—	(52)
Net Income	—	—	—	—	362	362
Balance at June 30, 2021	32,948	$3	$12,345	$467	$(35,003)	$(22,188)
Share-based compensation expense	315	—	51	—	—	51
Issuance of common stock	—	—				—
Beneficial conversion feature for senior secured convertible debenture		—	500	—	—	500
Foreign currency translation adjustment, net of tax of $0	—	—	—	336	—	336
Net Income	—	—	—	—	(195)	(195)
Balance at September 30, 2021	32,948	$2	$12,396	$803	$(35,198)	$(21,496)
Balance at December 31, 2021	33,918	$3	$13,161	$837	$(36,184)	$(22,183)
Share-based compensation expense	—	—	4	—	—	4
Foreign currency translation adjustment, net of tax of $0	—	—	—	(144)	—	(144)
Net Income	—	—	—	—	(543)	(543)
Balance at March 31, 2022	33,918	$3	$13,165	$693	$(36,727)	$(22,866)
Common stock and warrants issued for notes payable to related party from conversion of senior secured convertible debt – related party debt discount	—	—	—	—	—	—
Beneficial conversion feature for senior secured convertible debenture – related party	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—
Issuance of common stock	250	—	45	—	—	45
Foreign currency translation adjustment, net of tax of $0	—	—	—	765	—	765
Net Income	—	—	—	—	(857)	(857)
Balance at June 30, 2022	34,168	$3	$13,210	$1,458	$(37,584)	$(22,913)
Share-based compensation expense			14		—	14
Shares issued as per forbearance agreement	3,700	—	1		—	1
Foreign currency translation adjustment, net of tax of $0				101	—	101
Net Loss	—	—	—	—	345	346
Balance at September 30, 2022	37,868	$3	$13,225	$1,559	$(37,238)	$(22,451)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(1,054)	$420
Less net income from discontinued operations	—	171
Net income from continuing operations	$(1,054)	$249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	-	4
Non-cash lease expense	20	20
Gain on the sale of fixed assets and investment property	—	-
Share-based compensation	91	82
Cancellation of common stock	—	-
Amortization of debt discount	261	376
Gain on debt extinguishment (PPP loan forgiveness)	(1,148)	(910)
Deferred income taxes	(158)	1,469
Changes in operating assets and liabilities:
Deferred course expenses	61	875
Prepaid expenses and other receivable	(56)	481
Inventory	—	9
Other assets	1	-
Accounts payable-trade	(363)	(412)
Royalties payable	-	(11)
Accrued course expenses	(85)	(10)
Accrued salaries, wages and benefits	(10)	8
Operating lease liability	(20)	(20)
Other accrued expenses	(146)	(449)
Deferred revenue	(604)	(5,990)
Net cash used in operating activities - continuing operations	(3,210)	(4,229)
Net cash (used in) provided by operating activities - discontinued operations	—	(41)
Net cash used in operating activities	(3,210)	(4,270)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment property	—	—
Proceeds from sale property and equipment	—	—
Net cash provided by investing activities - continuing operations	—	-
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	—	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	1,063	(8)
Proceeds from borrowing Paycheck Protection Program loan	—	1,900
Proceeds from paycheck protection program	—
Proceeds from debentures including related parties	—	900
Issuance of common stock for stock option purchase	—	—
Net cash provided by financing activities - continuing operations	1,063	2,792
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	1,063	2,792
Effect of exchange rate differences on cash	1,346	98
Net decrease in cash and cash equivalents and restricted cash	(801)	(1,380)
Cash and cash equivalents and restricted cash, beginning of period, including cash in discontinued operations	$950	$2,694
Cash and cash equivalents and restricted cash, end of period	$149	$1,314

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description.

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic training courses, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the nine months ended September 30, 2022, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2021, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El Moussa.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the associated fee. We recognize revenue immediately when we sell our (i) proprietary products delivered at time of sale and (ii) third-party product sales. Our symposiums and forums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

We also provide a richer experience for our students through one-on-one mentoring (two to three days in length, on site or remotely telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student remotely or in-person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

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

Basis of Presentation.

All intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 4 - Discontinued Operations, the sale of the assets and deferred revenues of Legacy Education Alliance International Ltd (“Legacy UK”), and liquidations of Legacy Education Alliance Hong Kong Limited (“Legacy HK”), Legacy Education Alliance Australia Pty, Ltd. (“Legacy Australia”) and Tigrent Learning Canada, Inc. (“Tigrent Canada”) are reflected as discontinued operations in the consolidated financial statements.

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

Significant Accounting Policies.

Our significant accounting policies have been disclosed in Note 2 - Significant Accounting Policies in our most recent Annual Report on Form 10-K. There have been no changes to our accounting policies disclosed therein, except for those discussed in Note 2 - New Accounting Pronouncements - “Accounting Standards Adopted in the Current Period.”

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the nine months ended September 30, 2022 we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Use of Estimates.

Conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to deferred revenues, reserve for breakage, deferred costs, revenue recognition, commitments and contingencies, fair value of financial instruments, useful lives of property and equipment, right-of-use assets, and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (“CDARS”) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At September 30, 2022 and December 31, 2021, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	September 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$37	$576
Restricted cash	112	374
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$149	$950

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 - Derivatives and Hedging Activities.

Applicable U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other U.S. GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Discontinued Operations.

ASC 205-20-45, Presentation of Financial Statements Discontinued Operations requires discontinued operations to be reported if the disposal of a business component represents a strategic shift that has a major effect on an entity’s operations and financial reports. We have determined that the sale of the assets and deferred revenues of Legacy UK, and liquidations of Legacy HK, Legacy Australia and Tigrent Canada meet this criterion. Accordingly, the assets, deferred revenues, and income statement of these entities were transferred to discontinued operations to close out the business. See Note 4 - Discontinued Operations, for additional disclosures regarding these entities.

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

Note 3 - Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period.

Share-based compensation expenses related to our restricted stock grants were $14 thousand and $51.0 thousand for the three months ended September 30, 2022 and 2021, respectively, and $63.80 thousand and $82.0 thousand for the nine months ended September 30, 2022 and 2021, respectively, which are reported as a separate line item in the consolidated statements of changes in stockholders’ deficit.

On May 5, 2022, pursuant to the 2015 Incentive Plan, we granted 250,000 shares of restricted stock to an external consultant, which are fully vested at the grant date. The grant date price per share was $0.165 for a total grant date fair value of $41.3 thousand.

Note 4 - Discontinued Operations

On January 27, 2021, Legacy Australia, a wholly owned subsidiary of the Company, appointed Brent Leigh Morgan and Christopher Stephen Bergin, both of the firm of Rodgers Reidy, 326 William Street, Melbourne VIC 3000 Australia, as joint and several liquidators of Legacy Australia (“Australia Liquidators”), to supervise a Creditors Voluntary Liquidation of Legacy Australia. Subject to the approval of the creditors of Legacy Australia at a meeting held on February 23, 2021, Australian Eastern Daylight Time (“AEDT”) (February 22, 2021, EST), the Australia Liquidators will wind down the business of Legacy Australia and make distributions, if any, to its creditors in accordance with the applicable provisions of the Australian Corporations Act of 2001. The first meeting of creditors of Legacy Australia was held on February 24, 2021, (AEDT), at which no resolutions were proposed by the creditors, no nominations for a Committee of Inspection were made, and no alternative liquidator was proposed. On March 11, 2022, the proof of debt was rejected by the liquidator of Legacy UK and extended twenty-one days from the receipt of the notice to provide additional documentation supporting the claim to the Court of England. The additional information was submitted to the Legacy UK liquidators on March 21, 2022.

On March 2, 2021, Legacy Education Alliance Holdings, Inc. the sole shareholder of Legacy Hong Kong, a subsidiary of the Company, adopted a resolution to wind up voluntarily the affairs of Legacy Hong Kong and to appoint Cosimo Borrelli and Li Chung Ngai (also known as Anson Li), both of Borrelli Walsh Limited, Level 17, Tower 1, Admiralty Centre, 18 Harcourt Road, Hong Kong as joint and several liquidators of Legacy Hong Kong (“Hong Kong Liquidators”). At a meeting of the creditors of Legacy Hong Kong held on March 2, 2021, the creditors similarly approved the voluntary winding up of Legacy Hong Kong and the appointment of Cosimo Borrelli and Li Chung Ngai (also known as Anson Li), as the Hong Kong Liquidators. The Hong Kong Liquidators will wind up the business of Legacy Hong Kong and make distributions, if any, to its creditors in accordance with the applicable provisions of the Companies (Winding Up and Miscellaneous Provisions) Ordinance of Hong Kong.

On March 7, 2021, Tigrent Canada, a wholly owned subsidiary of Legacy Education Alliance, Inc., filed an assignment in bankruptcy under section 49 of the Canada Bankruptcy and Insolvency Act (the “Act”) in the Office of the Superintendent of Bankruptcy Canada, District of Ontario, Division of Toronto, Court No. 31-2718213. Also on March 7, 2021, A. Farber & Partners was appointed trustee of the estate of Tigrent Canada. The trustee will wind down the business of Tigrent Canada and make distributions, if any, to its creditors in accordance with the applicable provisions of the Act. At the first meeting of creditors held on March 23, 2021, the creditors of Tigrent Canada approved the appointment of A. Farber & Partners as trustee of the estate of Tigrent Canada.

On October 28, 2019, four creditors of Legacy UK, one of our UK subsidiaries, obtained an order from the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”) with respect to the business and affairs of Legacy UK. Pursuant to the Administration Order of November 15, 2019 from the English Court, the two individuals appointed as administrators engaged a third party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We did not receive any proceeds from the sale of Legacy UK. Further details, including the resolution of claims and liabilities, and other information regarding the administration may not be forthcoming for several months. The impact of this transaction is reflected as a discontinued operation in the consolidated financial statements. We are awaiting outcome from the meeting of the creditors on March 25, 2022.

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Major classes of assets
Cash and cash equivalents	$—	$—
Deferred course expenses	—	—
Discontinued operations-current assets	—	—
Other assets	32	33
Total major classes of assets - discontinued operations	$32	$33
Major classes of liabilities
Accounts payable	$3,297	$3,638
Accrued course expenses	515	587
Other accrued expenses	1,784	439
Deferred revenue	5,055	5,181
Total major classes of liabilities - discontinued operations	$10,651	$9,845

The financial results of the discontinued operations are as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Revenue	$-	$40
Total operating costs and expenses	-	907
(Loss) Income from discontinued operations	-	(867)
Other expense, net	-	(80)
Income tax benefit	-	1,118
Net income from discontinued operations	$-	$171

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

Our weighted average unvested restricted stock awards outstanding were 1,186,685 and 2,328,043 for the three months ended September 30, 2022 and 2021, respectively, and 1,305,018 and 1,438,505 for the nine months ended September 30, 2022 and 2021, respectively.

The calculations of basic and diluted EPS are as follows:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
		Weighted			Weighted
		Average	Loss		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Loss	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(1,054)	34,683	$(0.03)	$420	27,812
Amounts allocated to unvested restricted shares and warrants	—	—		(22)	(1,439)
Amounts available to common stockholders	$(1,054)	34,683	$(0.03)	$398	26,373	$0.02
Diluted:
Amounts allocated to unvested restricted shares	—	—		23	1,439
Stock warrants	—	—		—	3,964
Shares of common stock to be issued for convertible note	—	—		31	10,000
Amounts reallocated to unvested restricted shares	—	—		(23)	—
Amounts available to stockholders and assumed conversions	$(1,054)	34,683	$(0.03)	$429	41,776	$0.01

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
		Weighted			Weighted
		Average	Loss		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Loss	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$346	35,696		$(195)	33,064
Amounts allocated to unvested restricted shares	—	—		-	-
Amounts available to common stockholders	$346	35,696	$0.01	$(195)	33,064	$(0.01)
Diluted:
Amounts allocated to unvested restricted shares	—	—		-	-
Amounts reallocated to unvested restricted shares	—	—		-	—
Amounts available to stockholders and assumed conversions	$346	35,696	$0.01	$(195)	33,064	$(0.01)

Note 6 - Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements of fair value measurements. ASC 820 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

●	Level 1-Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2-Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

●	Quoted prices for similar assets or liabilities in active markets,

●	Quoted prices for identical or similar assets or liabilities in markets that are not active,

●	Inputs other than quoted prices that are observable for the asset or liability and

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

●	Level 3-Inputs that are unobservable and reflect our assumptions used in pricing the asset or liability based on the best information available under the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

For the three month ended September 30, 2022, the Company has the derivative liabilities measured at fair value on a recurring basis which are valued at level 3 measurement. At December 31, 2021, the Company did not have any financial assets or liabilities measured and recorded at fair value on its consolidated balance sheet on a recurring basis.

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

Note 7 - Short-Term and Long-Term Debt

(in thousands)	As of September 30, 2022	As of December 31, 2021
Senior Secured Convertible Debenture	500	$500
EIDL Loan	200
Debt Discount	(382)	(467)
Senior Secured Convertible Debenture, net	318	33
Paycheck Protection Program loan	1,000	1,000
Paycheck Protection Program loan 2	766	1,900
IPFS Insurance Premium Note Payable	—	11
Total debt	2,084	2,944
Less current portion of long-term debt	(344)	(1,011)
Total long-term debt, net of current portion	$1,740	$1,933

Short-term related party debt:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Senior Secured Convertible Debenture - related party	$1,178	$346
Debt Discount-related party	-	(204)
Senior Secured Convertible Debenture - related party, net	$1,178	$142

The following is a summary of scheduled debt maturities by year (in thousands):

2022	$1,216
2023	353
2024	353
2025	353
2026	353
Thereafter	633
Total debt	$3,262

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

In March 2021, ELE was notified that PPBI sold substantially all of its PPP loans, including the First Draw PPP Loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for the First Draw PPP Loan. On August 4, 2021, ELE received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $900 thousand in principal and $11 thousand in interest. The remaining outstanding principal balance of $1.0 million was originally due on April 24, 2022. On March 29, 2022, the documents to extend the maturity date to April 24, 2025 was signed. The extension agreement was executed on April 1, 2022. The loan is a term of sixty (60) months at 1.0% interest rate with monthly payments in the amount of $29 thousand. Interest paid was $16 thousand and $0.0 for the nine months ended September 30, 2022 and 2021, respectively.

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“LTP Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The LTP Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The LTP Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “LTP Conversion Shares”) at a price equal to $0.05 per share. Together with each LTP Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “LTP Warrants”). Under the term of the original LTP Debenture, LTP had an obligation to lend the Company an additional $625 thousand under the same terms prior to June 30, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. The LTP Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the LTP Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (“EdTech”) business. The aggregate number of shares issuable upon conversion of the LTP Debenture and upon the exercise of the LTP Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the LTP Debenture and the exercise of the LTP Warrants. At the annual meeting of stockholders of the Company held on July 2, 2021, the stockholders approved the future issuance of shares to LTP upon conversion under the LTP Debenture in excess of the 19.9% limitation, but no such shares have been issued. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the conversion price resulting in the issuance of 6.6 million shares of common stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 8 – Stock Warrants). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the nine months ended September 30, 2022 and 2021 were $14 thousand and $0.0 thousand, respectively.

On August 27, 2021, the Company amended the terms of the LTP Debenture to reduce LTP’s maximum funding obligation from $1 million to $675 thousand and to require LTP to fund the remaining principal balance of $300 thousand no later than October 15, 2021. On October 15, 2021, the Company received $100 thousand of the remaining $300 thousand funding obligation of LTP. On October 27, 2021, LTP funded the remaining funding obligation of $200 thousand. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $228 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the nine months ended September 30, 2022 and 2021 amounted to $194 thousand and $0.0 thousand, respectively.

On March 8, 2022, the Company defaulted on the LTP Debenture in the remaining amount left unconverted of $46 thousand and $9 thousand accrued interest. There was no acceleration of interest rate and no triggering of guarantees under the note agreement to increase any debt obligations.

Second Draw Paycheck Protection Program Note Agreement.

On April 20, 2021, ELE closed on an unsecured Paycheck Protection Program Note agreement (the “Promissory Note”) to borrow $1,899,832 from Cross River Bank, the lender, pursuant to the PPP, and extended to “Second Draw” PPP loans as described below (the “Second Draw PPP Loan”). The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, utilities, and certain covered operating expenses. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The Second Draw PPP Loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If all or any portion of the loan is not forgiven in accordance with the terms of the program, ELE will be obligated to make monthly payments of principal and interest in amounts to be calculated after the amount of loan forgiveness, if any, is determined to repay the balance of the loan in full prior to maturity. The Promissory Note contains customary events of default relating to, among other things, payment defaults and breaches of representations. ELE may prepay the loan at any time prior to maturity with no prepayment penalties. ELE got forgiveness for this loan as of September 30, 2022 for an amount of $1.14 million.

Debenture, Warrant and Guaranty Agreements, and Exercise of Conversion Rights.

On May 4, 2021, the Company issued a 10% Subordinated Secured Convertible Debenture (“Subordinated Debenture”) in the principal amount of $25 thousand to Michel Botbol, the Company’s Chairman and Chief Executive Officer at the time. The Subordinated Debenture called for interest at a rate of 10% and would have been due on the earlier of the occurrence of certain liquidity events with respect to the Company and May 4, 2022. The Subordinated Debenture was convertible at any time after the issuance date into shares of the Company’s common stock (the “Botbol Conversion Shares”) at a price equal to $0.05 per share (“Conversion Price”). Together with each Botbol Conversion Share, a warrant would be issued with a strike price of $0.05 per share and an expiration date of May 4, 2026 (the “Botbol Warrants”). Mr. Botbol also had the option to extend the maturity date of the loan for a term not to exceed four years from the original maturity date of that loan. The Subordinated Debenture is secured by a lien on all the Company’s assets subordinated to the lien granted to LTP. The Company’s U.S. subsidiaries are required to enter into guaranties in favor of Botbol under which such subsidiaries guaranteed the Company’s obligations under the Subordinated Debenture and granted Botbol a lien on all assets of such subsidiaries subject to the lien held by LTP. The use of proceeds from the Subordinated Debenture was to extinguish liabilities of the Company and to fund working capital, general corporate purposes and the development of administrative functions. The aggregate number of shares issuable upon conversion of the Subordinated Debenture and upon the exercise of the Botbol Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Subordinated Debenture and the exercise of the Botbol Warrants. On May 4, 2021, Mr. Botbol exercised his conversion rights with respect to the entire $25 thousand of outstanding principal at the Conversion Price resulting in the issuance of 500 thousand shares of common stock to him. In addition, an equal number of warrants were issued on May 4, 2021 (see Note 8 – Stock Warrants). The Botbol Warrants will not be listed for trading on any national securities exchange. The Botbol Warrants and the shares issuable upon conversion of the Subordinated Debenture are not being registered under the Securities Act.

Senior Secured Convertible Debenture, Advisory Agreement, and Intercreditor Agreement.

On August 27, 2021, the Company issued a $500 thousand Senior Secured Convertible Debenture (the “GLD Debenture”) to GLD Legacy Holdings, LLC (“GLD”). The GLD Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company or August 27, 2026. The GLD Debenture may be converted at any time after the issue date into shares of the Company’s common stock (the “GLD Conversion Shares”) at a price equal to $0.05 per share. Together with each GLD Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of August 27, 2026 (the “GLD Warrants”). The cash receipt date, August 27, 2021, was used for the market value of stock on measurement date, at $0.10 per common share, resulting in the recognition of debt discount and additional paid-in capital of $500 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $500 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the nine months ended September 30, 2022 and 2021 was $25 thousand and $0.0 thousand,  respectively. Net proceeds were $485.2 thousand after legal fees and transaction expenses of $14.8 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. GLD has an option to lend the Company an additional $500 thousand under the same terms prior to December 31, 2023. The GLD Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into guaranties on August 27, 2021, in favor of GLD under which such subsidiaries guaranteed the Company’s obligations under the GLD Debenture and granted GLD a lien on all assets of such subsidiaries. The proceeds from the GLD Debenture were used for working capital for the development of the Company’s Legacy EdTech business and for working capital for the operation of the Company’s seminar business. The GLD Warrants will not be listed for trading on any national securities exchange. The GLD Warrants and the shares issuable upon conversion of the GLD Debenture are not being registered under the Securities Act. The aggregate number of shares issuable upon conversion of the GLD Debenture and upon the exercise of the GLD Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the GLD Debenture and the exercise of the GLD Warrants. Under the terms of the GLD Debenture, and until all of the obligations of the Company under the GLD Debenture have been paid in full, GLD may appoint one member to the board of directors of the Company, subject to the review and approval of the GLD appointed candidate by the Nominating and Governance Committee of the Company. In lieu of cash compensation, the GLD appointed director will receive a grant of 150,000 restricted shares of common stock of the Company upon appointment to the board.

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

On August 27, 2021, in connection with the GLD Debenture, the Company entered into an Intercreditor Agreement with GLD, LTP, and Barry Kostiner, a related party. LTP and GLD agreed that LTP’s and GLD’s respective rights under the LTP Debenture and GLD Debenture would rank equally and ratably in all respects to one another including, without limitation, rights in collateral, right and priority of payment and repayment of principal, interest, and all fees and other amounts (the “Intercreditor Agreement”). The Intercreditor Agreement also appoints Barry Kostiner as Servicing Agent (as defined therein) to act on behalf of GLD and LTP, subject to the terms of the agreement, with respect to (a) enforcing GLD’s and LTP’s rights and remedies, and the Company’s obligations, under the Debentures (as defined below).

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

Prior to the expiration of the Forbearance Period, the Company agreed to cause a sale of the GLD Debenture to ABCImpact I, LLC, a Delaware limited liability company (“ABCImpact”), or as directed by ABCImpact, at a purchase price equal to the outstanding balance due and payable on the GLD Debenture by no later than October 15, 2022, which shall be in full and complete satisfaction of the Company’s obligations to GLD under the GLD Debenture.

The Company also paid $25,000 in satisfaction of GLD’s legal fees, pursuant to the terms of the Forbearance Agreement.

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

Following the occurrence of any of the Events of Default (as defined in the Forbearance Agreement), each of LTP and GLD may exercise any or all remedies as provided under the Forbearance Agreement, the applicable Debenture or applicable law.

IPFS Premium Finance Agreement.

On July 30, 2021, the Company entered into a premium finance agreement for insurance coverage in the amount of $26 thousand at an interest rate of 5.55% for 10 months. The balance remaining as of September 30, 2022, is $4.0 thousand.

Economic Injury Disaster Loan.

On April 25, 2022, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under is Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the business operations. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $200,000, with proceeds to be used for working capital purposes disbursed on May 3, 2021. Interest accrues at a rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning 24 months from the date of the EIDL Loan in the amount of $1 thousand. The balance of principal and interest is payable 30 years from the date of the SBA note.

Convertible Promissory Note.

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

The then outstanding and unpaid principal and interest shall be converted into fully paid and non-assessable shares of Company common stock on the 10th trading day after the effective date of a registration statement registering the shares (the “Mandatory Conversion Date”). The per share conversion price into which principal and interest under the May Note shall be convertible into shall be a 20% discount to the VWAP (as defined in the May Note) for the ten trading day period ending on the latest complete trading day prior to the Mandatory Conversion Date (the “May Note Conversion Price”). The May Note Conversion Price is subject to adjustment pursuant to customary terms described in the May Note.

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

The May Warrant has an exercise price of 125% of the offering price per share of Company common stock (or unit, if units are offered in the Uplist Offering (as defined in Exhibit C of the Purchase Agreement)) at which the Uplist Offering is made, subject to adjustment as provided in the May Warrant. The exercise period of the May Warrant commences on the consummation of the Uplist Offering and ending on the five year anniversary thereof.

The exercise of the May Warrant is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

ABCImpact Loans.

Between June 9, 2022 and September 30, 2022, the Company borrowed an aggregate of $722,000   from ABCImpact, evidenced by a series of 10% Convertible Debentures. Pursuant to the debentures, ABCImpact has the option to loan up to $5,000,000 to the Company in total.

ABCImpact in a recently-formed entity in which an affiliate of Barry Kostiner, the Company’s Chief Executive Officer and sole director, has a non-controlling passive interest.

The maturity date of each debenture is the earlier of 12 months from the issue date and the date of a Liquidity Event (as defined in the debentures), and is the date upon which the principal and interest shall be due and payable. The debentures each bear interest at a fixed rate of 10% per annum. Any overdue accrued and unpaid interest shall entail a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law, which shall accrue daily from the date such interest is due through and including the date of actual payment in full.

The Company uses the net proceeds from the loans from ABCImpact for general corporate purposes and working capital.

The then outstanding and unpaid principal and interest shall be converted into shares of Company common stock and an equal number of common stock purchase warrants at the option of ABCImpact, at a conversion price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the each debenture. The debentures are subject to a beneficial ownership limitation of 4.99% (or 9.99% in ABCImpact’s discretion).

The Company may not prepay the debentures without the prior written consent of ABCImpact.

The debentures each contain customary events of default for a transaction such as the transactions contemplated therein. If any event of default occurs, the outstanding principal amount under a debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing through the date of acceleration, shall become, at ABCImpact’s election, immediately due and payable in cash at the Mandatory Default Amount. “Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of the subject debenture, plus all accrued and unpaid interest, divided by the conversion price on the date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP (as defined in each debenture) on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of the subject debenture, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the subject debenture.

The warrants underlying each debenture has an exercise price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the warrant. The exercise period of each warrant is for five years from the issue date.

The exercise of the warrant is subject to a beneficial ownership limitation of 4.99% (or 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise.

The shares underlying the debentures and the warrants have “piggy-back” registration rights afforded to them.

Note 8 - Stock Warrants

On May 4, 2021, the Company issued 500,000 warrants to M. Botbol, a then-related party, in connection with conversion of a 10% subordinated convertible debenture in the amount of $25,000 (see Note 7 – Short-Term and Long-Term Debt). The warrants entitle the holder to purchase one share of common stock at an exercise price of $0.05 per share at any time on or after the inception date, May 4, 2021, through May 4, 2026, the expiration date. The warrants will not be listed for trading on any national securities exchange.

On June 11, 2021, the Company issued 6,583,500 warrants to LTP, a related party, in connection with conversion of a 10% subordinated convertible debenture in the amount of $330,000 of outstanding principal (see Note 7 – Short-Term and Long-Term Debt). The warrants entitle the holder to purchase one share of common stock at an exercise price of $0.05 per share at any time on or after the inception date, June 11, 2021, through March 8, 2026, the expiration date. The warrants are not listed for trading on any national securities exchange.

A summary of the warrant activities for the nine months ended September 30, 2022, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)[1]
Balance as of January 1, 2021	-	-	-	-
Granted	7,083,500	$0.05	-	-
Balance as of December 31, 2021	7,083,500	$0.05	4.3	850
Exercisable as of September 30, 2022	7,083,500	$0.05	4.1	850

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $ 0.17 for our common stock on September 30, 2022.

Note 9 - Income Taxes

We recorded income tax benefit of $0 and $0.118 million for the three months ended September 30, 2022 and 2021, respectively. We recorded income tax benefit of $0.1 million for and expense of $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate was 0% and 37.7% for the three months ended September 30, 2022 and 2021 and 33.2% and 76.2% for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of our reduced operations while also recognizing revenues from the expiration of student contracts.

The Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the associated deferred tax assets. As of September 30, 2022 and December 31, 2021, we retained a valuation allowance of $3.5 million and $3.5 million, respectively, for a certain number of our international subsidiaries.

During the nine months ended September 30, 2022 and 2021, there were no material changes in uncertain tax positions. We do not expect any significant changes to unrecognized tax benefits in this and next year.

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

Note 10 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of September 30, 2022 and December 31, 2021, including foreign subsidiaries, without FDIC coverage were $0.7 million and $0.04 million, respectively.

Revenue.

Historically, a significant portion of our revenue was derived from the Rich Dad brands, as a result of contracts with students entered into prior to the expiration, in 2019, of our License Agreement with Rich Dad Operating Company, LLC. For the three months and nine months ended September 30, 2022, there was no revenue from Rich Dad brands. For the three and nine months ended September 30, 2021, Rich Dad brands provided 53.8% and 58.9%, respectively, of our revenue. In addition, we historically had operations in North America, United Kingdom and Other Foreign Markets (see Note 11 -Segment Information).

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

Note 11 - Segment Information

We manage our business in three segments based on geographic location for which operating managers are responsible to the Chief Executive Officer. These segments historically have included: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. We no longer operate in the Other Foreign Markets segment. Operating results, as reported below, are reviewed regularly by our Chief Executive Officer.

The proportion of our total revenue attributable to each segment is as follows:

	Nine Months Ended September 30,
	2022	2021
As a percentage of total revenue
North America	100.0%	63.5%
U.K.	0.0%	36.5%
Other foreign markets	—%	-%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Segment revenue
North America	$410	$4,672
U.K.	-	2,689
Other foreign markets	—	-
Total consolidated revenue	$410	$7,361

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Segment gross profit contribution *
North America	$(28)	$1,919
U.K.	1	2,199
Other foreign markets	—	1
Total consolidated gross profit	$(27)	$4,119

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Depreciation and amortization expenses
North America	$-	$2
U.K.	$-	2
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$-	$4

	September 30,	December 31,
	2022	2021
	(In thousands)
Segment identifiable assets
North America	$446	1,348
U.K.	$55	126
Other foreign markets	$165	175
Total consolidated identifiable assets	$666	$1,649

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. As of September 30, 2022, we have deferred revenue of $4.1 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from six to twenty-four months. The revenue associated with these performance obligations is recognized as the obligation is satisfied. As of September 30, 2022, we maintain a reserve for breakage of $0.02 million for the fulfillment of our obligation to students whose contracts expired during our COVID-19 60-day operational hiatus during Q3 2020 (see Note 1 - General).

The following tables disaggregate our segment revenue by revenue source:

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$408	—	$—	$408	$4,300	$880	—	$5,180
Products	2	—	—	2	198	—	—	198
Coaching and Mentoring		—	—	—	—	—	—	—
Online and Subscription	—	—	—	—	11	—	—	11
Other		—	—	—	163	1,809	—	1,972
Total revenue	$410	—	$—	$410	$4,672	$2,689	—	$7,361

Note 13 - Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including T&B Seminars, Inc., and Rich Dad. There were no royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2022 and 2021. Our License Agreement with our Rich Dad brand licensor expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use the Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the agreement.

Purchase commitments.

From time to time, the Company enters into non-cancellable commitments to purchase professional services, Information Technology licenses and support, and training courses in future periods. There were no purchase commitments made by the Company for the nine months ended September 30, 2022 and 2021.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida (the “Court”) by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc., a Colorado corporation (“Tigrent”) and several of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its General Counsel and former Chief Executive Officer were named as defendants to a civil conspiracy count. The suit, as originally filed, primarily related to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement (“October Forbearance Agreement”). The suit, as originally filed, included claims for breach of contract, permanent and temporary injunction, breach of fiduciary duty, civil conspiracy, tortious interference and fraudulent transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint with the Court against Tigrent, Legacy Education Alliance Holdings, Inc. (“Holdings”), and certain shareholders of the Company. The Second Amended Complaint included claims for breach of contract, breach of fiduciary duty against Tigrent, civil conspiracy against Tigrent and Holdings, and various counts of fraudulent transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint, which included claims for breach of contract against Tigrent, breach of fiduciary duty against Tigrent, damages for violation of Unfair and Deceptive Business Practices Act against Tigrent, civil conspiracy against Tigrent and Holdings, and various counts of fraudulent transfer against various shareholders of Tigrent, including the Company’s current General Counsel, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. On September 17, 2020, the Court (i) granted summary judgment in favor of Tigrent and Holdings on TBPI’s claim for conspiracy; (ii) denying TBPI’s motion for summary judgment against Tigrent in which TBPI sought a declaration by the Court that claims against TBPI in a lawsuit to which neither Tigrent nor Holdings is a party (“Third Party Lawsuit”) were within the scope of Tigrent’s indemnity obligations under the October Forbearance Agreement; and (iii) denying TBPI’s motion for summary judgment in which TBPI sought a declaration by the Court that TBPI’s attorney’s fees incurred the Third Party Lawsuit were also within the scope of Tigrent’s indemnity obligations under the October Forbearance Agreement. On August 18, 2020, TBPI voluntarily dismissed all shareholder defendants, other than Mr. May and Steven Barre, Tigrent’s former Chief Executive Officer. On January 4, 2021, a Settlement Agreement and Mutual Release was entered into by and between TBPI, M. Barry Strudwick, Carl Weiss and Susan Weiss (the “Strudwick Parties”) and Tigrent , the Company, Holdings, Mr. May, and Steven Barre pursuant to which the Strudwick Parties agreed to dismiss the lawsuit with prejudice against all parties and the Company agreed to pay the aggregate sum of $400 thousand payable in one installment of $100 thousand on February 18, 2021 and five quarterly installments of $60 thousand commencing on May 19, 2021, which the Company has accrued for within accounts payable as of December 31, 2021, and within accounts payable and other long-term liability for the current and long-term portions as of December 31, 2021, within the Consolidated Balance Sheets. The parties also exchanged mutual releases as part of the settlement agreement. The lawsuit was dismissed by order of the Court on January 12, 2021. Through September 30, 2022, the Company has paid $340 thousand of the total settlement. The final settlement payment was due 450 days after February 18, 2021 in the amount of $60 thousand and is in default. On May 25, 2022, a Motion for Judgement after default of settlement agreement was filed which triggered an entitled immediate entry of judgement of $160 thousand.

In the Matter of Legacy Education Alliance International, Ltd. On October 28, 2019, an Application for Administration was filed in the English Court, whereby four creditors of Legacy UK sought an administration order with respect to the business affairs of the subsidiary, the appointment of an administrator, and such other ancillary orders as the applicants may request or as the court deemed appropriate. On November 15, 2019, the creditors obtained an Administration Order from the English Court. Under the terms of the Administration Order, two individuals have been appointed as administrators of Legacy UK and will manage Legacy UK and operate its affairs, business and property under the jurisdiction of the English Court. The administrators engaged a third party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. On November 19, 2020, the administrators filed notice of their proposal to move from administration to a creditors’ voluntary liquidation and on December 9, 2020, notice was filed with Companies House that Paul Zalkin and Nicholas Simmonds were appointed as liquidators of Legacy UK to commence its winding up. Further details regarding the resolution of claims and liabilities may not be known for several months. Because there are a number of intercompany relationships between the Company and Legacy UK, the financial impact of any future claims in relation to the administration and disposition of Legacy UK, outside of those included in the discontinued operations of Legacy UK (see Note 4 - Discontinued Operations), is unknown to us at this time, as is the timing and other conditions and effects of the administrative process. On December 8, 2020 we paid $390.6 thousand in cash and transferred our residential properties in the value of $363 thousand as settlement of intercompany debts of two of our subsidiaries, LEAI Property Development UK, Ltd. and LEAI Property Investment UK, Ltd., totaling $924 thousand to Legacy UK.

In the Matter of Elite Legacy Education UK Ltd. On March 18, 2020, a Winding-Up Petition, CR-2020-001958, was filed in the English Court against one of our UK subsidiaries, Elite Legacy Education UK Ltd. (“ELE UK”), by one of its creditors (“Petitioner”) pursuant to which the Petitioner was claiming a debt of £461,459.70 plus late payment interest and statutory compensation was due and owing. The Petitioner sought an order from the English Court to wind up the affairs of ELE UK under the UK Insolvency Act of 1986. ELE UK has disputed the claim of the Petitioner and on June 11, 2020, ELE UK obtained a court order vacating the hearing on the Petition originally set for June 24, 2020. On July 24, 2020, the English Court entered an order finding that there was a genuine dispute on substantial grounds with respect to £392,761.70 of the Petitioner’s claim, and that only £68,698 plus late payment interest and statutory compensation was due and owing. The English Court further restrained the Petitioner from advertising its Winding-Up Petition until August 14, 2020 and, provided ELE UK pays the Petitioner the sums awarded under the English Court’s order, plus late payment interest and statutory compensation on or before August 14, 2020, the Petitioner’s Winding-Up Petition would be dismissed. On August 10, 2020, ELE UK filed its Notice of Appeal in which it sought permission to appeal the English Court’s ruling. On October 23, 2020, the Court denied ELE UK permission to appeal whereupon ELE UK filed an application to renew its application for permission to appeal (“Renewal Application”), which Renewal Application would be heard at a subsequent oral hearing on a date not yet determined. On October 27, 2020, ELE UK filed an application with the High Court of Appeal, Royal Courts of Justice (“Court of Appeals”) for a hearing to renew its application for permission to appeal the English Court’s order and a hearing was set for February 11, 2021. On October 30, 2020, the English Court entered a Consent Order restraining Petitioner from advertising its Winding-Up Petition until ELE UK’ s Renewal Application is determined at the oral hearing or until further order of the court, whichever is earlier. At a hearing held on December 16, 2020, the English Court issued an order lifting the restraint on advertising the petition for a winding up order and that the matter be listed on January 13, 2021 for winding up and awarding costs to the creditor. However, at a meeting held on January 11, 2021 (“Creditors’ Meeting”), the creditors of ELE UK approved a Proposal for a Company Voluntary Arrangement (the “CVA”) under the UK Insolvency Act 1986 (the “IA”) and the UK Insolvency Rules 2016 (the “IR”). As a result, the Petitioner’s claims will be administered under the terms of the CVA and, at the request of ELE UK, the hearing on its application to renew its appeal of the English Court’s order was lifted.

Other Legal Proceedings.

In the Matter of Elite Legacy Education UK Ltd., Proposal for a Company Voluntary Arrangement. At the Creditors’ Meeting, the creditors of ELE UK approved the CVA under the IA) and the IR. Under the terms of the CVA, CVR Global LLP has been appointed as Supervisor of ELE UK for the purposes of administering the Arrangement. At the Creditors Meeting, the creditors also approved a modification to the CVA whereby any tax refunds due to ELE UK would be paid to the supervisor and made available for distribution to creditors. The supervisor will wind down the business of ELE UK and make distributions to ELE UK’s non-student creditors in accordance with the applicable provisions of the IA and the IR, on and subject to the terms and conditions set forth in the CVA in satisfaction of the non-student creditors’ respective claims against ELE UK. Pursuant to the CVA, student creditors of ELE UK were provided the opportunity to receive trainings from an independent training provider in satisfaction of their respective claims against ELE UK; as a result, all obligations of ELE UK to student creditors have been satisfied. Pursuant to the CVA, and at its conclusion, the remaining assets of ELE UK, if any, would be distributed to LEAI. As a result of the CVR, the Winding-Up Petition, CR-2020-001958, filed in the English Court has been dismissed. At this time, our management is unable to anticipate any distributions that would be received from ELE UK.

Mr. Kostiner, our Chairman, Chief Executive Officer, and Interim Principal Financial and Accounting Officer is a named defendant in three legal proceedings which are described below.

In Re Argon Credit, LLC, et al., Debtors, Case No. 16-39654 (U.S. Bankr. Ct. N.D. Ill. Eastern Division). On December 16, 2016, Argon Credit, LLC (“Argon”) and Argon X, LLC (collectively the “Debtors”) filed petitions for relief under chapter 11 of title 11 of the United States Code. On January 11, 2017, Debtors’ bankruptcy cases were converted to chapter 7 cases. On December 14, 2018, the chapter 7 trustee filed an adversary proceeding as case number 18-ap-00948 (the “Bankruptcy Complaint”) against multiple defendants, including Barry Kostiner, asserting claims for aiding and abetting breach of fiduciary duty. As to Mr. Kostiner, the Bankruptcy Complaint alleged that, while an employee of the Debtor, he aided and abetted the former CEO of Argon, Raviv Wolfe, in breaching his fiduciary duties to Argon, by, among other things, knowingly participating in a scheme to funnel assets away from the Debtors and their creditors, double pledging Argon’s assets, and knowingly submitting false or misleading financial reports to the Debtors’ secured lender to conceal the transfer of Argon’s assets. On July 11, 2019, Mr. Kostiner, appearing through counsel, filed an answer denying all allegations against him set forth in the Bankruptcy Complaint.

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

Fund Recovery Services, LLC v. RBC Capital Markets, LLC, et al., Case No. 1:20-cv-5730 (N.D. Ill. Eastern Division). On September 25, 2020, Fund Recovery Services, LLC (“Fund”), as assignee of Princeton Alterative Income Fund, L.P. (“PAIF”) filed a complaint in the above-referenced action asserting a variety of claims against 37 defendants, including Mr. Kostiner. On May 15, 2021, Fund filed an amended complaint against 34 of the defendants, including Mr. Kostiner (the “Amended Complaint”). The claims against Mr. Kostiner in the Amended Complaint include: (i) violation of 18 U.S.C. 1962(2) by the conduct and participation in a RICO enterprise through a pattern of racketeering activity; (ii) violation of 18 U.S.C. 1962(d) by conspiracy to engage in a pattern of racketeering activity; (iii) fraud/intentional misrepresentation; (iv) aiding and abetting fraud/intentional misrepresentation; (v) fraudulent concealment; (vi) aiding and abetting fraudulent concealment; (vii) fraudulent/intentional inducement; (viii) conversion; (ix) aiding and abetting conversion; (x) civil conspiracy; and (xi) tortious interference with contractual relations. The Amended Complaint seeks damages of approximately $240 million jointly and severally against all defendants, together with treble and punitive damages, among other relief.

The Amended Complaint, as it pertains to Mr. Kostiner, covers much of the same conduct that is the subject of the Bankruptcy Complaint described above and stems from a transaction that Argon entered into with Spartan Specialty Finance, LLC (“Spartan”). Argon, a consumer finance platform that made high-interest, unsecured loans to credit-impaired borrowers, financed its loans through a revolving credit facility provided by PAIF. Mr. Kostiner was the sole member of Spartan and was also, for a period of time, the Vice President of Capital Markets at Argon. Argon and Spartan entered into an agreement whereby Spartan agreed to purchase a portfolio of loans from Argon. Spartan financed the acquisition by obtaining a loan from Hamilton Funding (“Hamilton”). The Amended Complaint alleges that PAIF had a perfected security interest in the loans that Argon improperly sold to Spartan (which were financed by Hamilton Funding), and that defendants, including Mr. Kostiner, engaged in a scheme to induce PAIF to initially lend funds, later to increase its credit line, and ultimately convert and deprive PAIF of its property by numerous acts of fraud.

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

On September 30, 2022, the Court denied PAIF’s motion for leave to file the RSA Complaint and ruled that since plaintiff cannot assert a viable RICO claim, the Court directed the Clerk to enter judgment dismissing plaintiff’s civil RICO claims with prejudice and dismissing plaintiffs state-law claims for lack of supplemental jurisdiction.

In re Spartan Specialty Finance I SPV, LLC, Case No. 16-22881-rdd (S.D.N.Y. Bankr. Ct.). On June 29, 2016, Spartan filed a petition for relief under chapter 11 of title 11 of the United States Code. It did so in order to resolve a loan dispute that it had with Hamilton, including Hamilton’s alleged right to access cash accounts that Spartan had pledged as collateral. On May 26, 2017, the bankruptcy court approved a Stipulation and Agreement Resolving Debtor’s Motion for Use of Cash Collateral and Fixing Amount of Secured Claim, between Hamilton, Spartan, and Mr. Kostiner, in his individual capacity. Spartan’s bankruptcy petition was dismissed as part of the Court’s approval of the settlement.

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

Lease Position as of September 30, 2022 and December 31, 2021

The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

		September 30,	December 31,
Balance Sheet Line	Classification on the Balance Sheet	2022	2021
		(in thousands)
Assets
Operating lease assets	Operating lease right of use assets	$—	$20
	Total lease assets	$—	$20

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$—	$20
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$—	$-
	Total lease liabilities	$—	$20

Lease cost for the nine months ended September 30, 2022 and 2021

The table below presents the lease related costs recorded on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021:

		Nine Months Ended September 30,
Lease cost	Classification	2022	2021
		(in thousands)
Operating lease cost	General and administrative expenses	$20	$20
	Total lease cost	$20	$20

Other Information

The table below presents supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$20	$20
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$—	$—

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term - operating leases	.50 years	.75 years
Weighted average discount rate - operating leases	12.00%	12.00%

There are no lease arrangements where the Company is the lessor.

Note 15 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to November 14, 2022, the date that the financial statements were issued.

ABCImpact Loans.

Between October 3, 2022 and November 10, 2022, the Company borrowed an aggregate of $698,000 from ABCImpact, evidenced by 10% Convertible Debentures. Pursuant to the debentures, ABCImpact has the option to loan up to $5,000,000 to the Company in total.

The maturity date of each debenture is the earlier of 12 months from the issue date and the date of a Liquidity Event (as defined in the debentures), and is the date upon which the principal and interest shall be due and payable. The debentures bear interest at a fixed rate of 10% per annum. Any overdue accrued and unpaid interest shall entail a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law, which shall accrue daily from the date such interest is due through and including the date of actual payment in full.

The Company intends to use the net proceeds from the loans for general corporate purposes and working capital.

The then outstanding and unpaid principal and interest under each debenture shall be converted into shares of Company common stock and an equal number of common stock purchase warrants at the option of ABCImpact, at a conversion price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the debenture. The debentures are subject to a beneficial ownership limitation of 4.99% (or 9.99% in ABCImpact’s discretion).

The Company may not prepay the debentures without the prior written consent of ABCImpact.

The debentures contain customary events of default for transactions such as the loans. If any event of default occurs, the outstanding principal amount under the debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing through the date of acceleration, shall become, at ABCImpact’s election, immediately due and payable in cash at the Mandatory Default Amount. “Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of the debenture, plus all accrued and unpaid interest, divided by the conversion price on the date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP (as defined in the debenture) on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of the debenture, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the debenture.

The warrants have an exercise price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the warrants. The exercise period of the warrants is for five years from the issue date.

The exercise of the warrants is subject to a beneficial ownership limitation of 4.99% (or 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise.

The shares underlying the debentures and the warrants have “piggy-back” registration rights afforded to them.

Default Under Forbearance Agreement.

On October 7, 2022, GLD provided the Company with formal, written notice that the Company is in default under the terms of the Forbearance Agreement and the GLD intends to exercise all available rights and remedies at law and/or at equity. Pursuant to the Forbearance Agreement, upon the occurrence of an Event of Default, GLD may release a Confession of Judgment from escrow and enter judgment against the Company for the outstanding principal balance due under the GLD Note, and any accrued, but unpaid interest. GLD has the option to exercise any or all remedies provided under the Forbearance Agreement, the GLD Note or applicable law.

In addition, the Company continued to trigger Events of Default commencing as of October 15, 2022, when the next set of obligations came due under the Forbearance Agreement. The Company can give no assurance that it will cure any Events of Default or that GLD will not exercise any and all of its rights under the Forbearance Agreement.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the nine months ended September 30, 2022, we marketed our products and services under our Building Wealth with LegacyTM brand. During the year ended December 31, 2021, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El Moussa.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under U.S. GAAP, we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the fee. We recognize revenue immediately when we sell our (i) proprietary products delivered at time of sale and (ii) third party products sales. Our symposiums and forums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

Since January 1, 2021, we have operated under two brands:

●	Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. In response to the limitations on travel and the social distancing protocols arising out of the Coronavirus pandemic, the Company began marketing its Legacy EducationTM products transitioning to brand name Building Wealth with LegacyTM. During the nine months ended September 30, 2022, we marketed our products and services exclusively under this brand.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered nationwide free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products.

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

Results of Operations

Our financial results continue to be significantly impacted by the COVID-19 pandemic. Due to the severity and scope of the pandemic, the pace at which government and private travel restrictions and public concerns about public gathering will ease, the rate at which historically large increases of unemployment rates will decrease, and the speed with which the economy recovers are all factors that impacted our financial results. In addition, our financial results were impacted due to the winding down our Rich Dad brand and other matters as disclosed in the litigation section of Note 13 -Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Our Results of Operations in 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	57	1,379	410	7,361
Operating costs and expenses:
Direct course expenses	66	675	270	1,899
Advertising and sales expenses	27	729	169	1,343
Royalty expenses	0	0	0	0
General and administrative expenses	579	1,172	1,888	3,568
Total operating costs and expenses	672	2,576	2,327	6,810
Income (loss) from operations	(615)	(1,197)	(1,917)	551
Other expense:
Interest expense, net	(188)	(35)	(424)	(421)
Other expense, net	—	9	3	6
Gain on forgiveness of PPP Loan	1,148	910	1,148	910
Total other expense, net	960	884	727	495
Income (loss) from continuing operations before income taxes	346	(313)	(1,190)	1,046
Income tax (expense) benefit	—	118	136	(797)
Net income (loss) from continuing operations	346	(195)	(1,054)	249
Income from discontinued operations	—	—	—	171
Net income from discontinued operations	—	—	—	$171
Net income (loss)	$346	$(195)	$(1,054)	$420

Basic earnings (loss) per common share - continuing operations	$0.01	$(0.01)	$(0.03)	$0.02
Basic earnings (loss) per common share - discontinued operations	—	—	—	—
Basic earnings (loss) per common share	$0.01	$(0.01)	$(0.03)	$0.02

Diluted earnings (loss) per common share - continuing operations	$0.01	$(0.01)	$(0.03)	$0.01
Diluted earnings (loss) per common share - discontinued operations	—	—	—	—
Diluted earnings (loss) per common share	$0.01	$(0.01)	$(0.03)	$0.01

Basic weighted average common shares outstanding	35,696	33,064	34,683	26,373
Diluted weighted average common shares outstanding	35,696	33,064	34,683	41,776

Comprehensive income:
Net income (loss)	346	(195)	(1,054)	420
Foreign currency translation adjustments, net of tax of $0	101	336	722	387
Total comprehensive income (loss)	447	141	(332)	807

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100	100%	100	100
Operating costs and expenses:
Direct course expenses	115	49	66	26
Advertising and sales expenses	47	53	41	18
Royalty expenses	-	-	-	-
General and administrative expenses	1,012	85	460	48
Total operating costs and expenses	1,174	187	567	93
Income (loss) from operations	(1,074)	(87)	(467)	7
Other expense:	-	-	-	-
Interest expense, net	328	(3)	103	(6)
Other expense, net	-	1	(1)	0
Gain on forgiveness of PPP Loan	(2,009)	66	(280)	12
Total other expense, net	(1,680)	64	(177)	7
Income (loss) from continuing operations before income taxes	606	(23)	(290)	14
Income tax (expense) benefit	-	9	33	(11)
Net income (loss) from continuing operations	606	(14)	(257)	3
Income from discontinued operations	-	-	-	2
Net income from discontinued operations	-	-	-	-
Net income (loss)	606	(14)%	(257)	6

Outlook

Cash sales were $ 0.1 for the nine months ended September 30, 2022 compared to $1.4 million for the nine months ended September 30, 2021, a decrease of $1.3 or 93%. The decrease was driven by the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

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

Due to the economic severity of COVID-19 pandemic on the Company’s results of operations, financial condition, and liquidity, live in-person events were temporarily suspended in December 2021 to focus on strategic initiatives. The impact of the temporary suspension of live events has caused a material adverse effect on our operations and results of operations.

Operating Segments

Historically, our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended September 30,
	2022	2021
As a percentage of total revenue
North America	100.0%	100%
U.K.	—	-
Other foreign markets	—	—
Total consolidated revenue	100.0%	100.0%

	Nine Months Ended September 30,
	2022	2021
As a percentage of total revenue
North America	100.0%	63.5%
U.K.	—	36.5%
Other foreign markets	—	-
Total consolidated revenue	100.0%	100.0%

North America

Revenue derived in the North America segment majorly pertained to real estate-related education, and also included the remaining to financial markets training. We are continuing to develop methods of connecting to our students, diversify products, and develop proprietary brands in order to increase the North America segment. Revenue derived from our Homemade Investor brand was $Nil and $101.0 thousand and or as a percentage of total segment revenue was 0% and 7.3% for the three months ended September 30, 2022 and 2021, and $Nil and $447.0 thousand or as a percentage of total segment revenue was 0% and 9.6% for the nine months ended September 30, 2022 and 2021, respectively. There was no revenue derived from the Rich Dad brands in our North America segment for the three months ended September 30, 2022. Revenue for the three months ended September 30, 2021 was $2.5 million or as a percentage of total segment revenue was 54.3%. We continue to fulfill contracts for students under the Rich Dad brand, however, we are no longer actively selling the Rich Dad brand.

The North America segment revenue was $0.06 million and $1.4 million or as a percentage of total revenue was 100% for the three months ended September 30 2022 and 2021 respectively and $0.4 million and $4.7 million or as a percentage of revenue was 100% and 63.5% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in revenue of $1.34 million or 96% during the three months ended September 30, 2022 compared to the same period in 2021. The decrease in revenue of $4.3 million or 91% was due to the temporary suspension of events during the three months ended September 2022. We held no events in 2022, to generate any revenue from attendances. The revenue of $4.3 million or 91% for the nine months is due to the same reasons.

U.K.

There was no revenue derived from the Rich Dad brands in our U.K. segment for the three months ended September 30, 2022 and 2021 and $0 and $1.8 million for the nine months ended September 30 2022 and 2021, or as a percentage of total segment revenue was 0% and 66.7% for the nine months ended September 30, 2022 and 2021. The majority pertained to real estate-related education, with the balance pertaining to financial markets education. With the discontinued operations of Legacy UK, our U.K. segment is no longer as diverse.

There was no U.K. segment revenue for the three months ended September 30 2022 and 2021 and $0 and $2.7 million for the nine months ended September 30 2022 and 2021, or as a percentage of revenue was 0% and 36.5% for nine months ended September 30 2022 and 2021. The decrease in revenue of $2.7 million for the nine months ended September 30, 2022 compared to the same period in 2021, was due to decrease in revenue from expired contracts of $ 2.7 million and satisfying all outstanding obligations to students of our subsidiary Elite Legacy Education UK Ltd within the U.K. segment. There is no current sales activity in this segment.

Other Foreign Markets

Historically, we have operated in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. As a result of the COVID-19 pandemic, we placed in liquidation certain entities that operated in this segment, resulting in zero revenues and expenses from continuing operations in the other foreign markets segment for the nine months ended September 30, 2022 and September 30, 2021, respectively. We are no longer actively selling in the market.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenue.

Revenue was $0.06 million for the three months ended September 30, 2022 compared to $1.4 million for the three months ended September 30, 2021. Revenue decreased $1.34 million or 96% during the three months ended September 30, 2022 compared to the same period in 2021. The decrease in revenue was mainly due restructuring of the company. The Company is looking at new partnerships along with restructuring how we hold events and distribute purchased material to students. The Company is planning on moving away from the deferred revenue process to instant revenue.

Cash sales were $0 million for the three months ended September 30, 2022 compared to $0.7 million for the three months ended September 30, 2021, a decrease of $0.7 or 100%. The decrease is due to the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

Operating Expenses.

Total operating costs and expenses were $0.7 million for the three months ended September 30, 2022 compared to $2.6 million for the three months ended September 30, 2021, a decrease of $1.9 million or 74%. The decrease was primarily due to a $0.7 million decrease in direct course expenses and a $1.2 million decrease in general and administrative expenses. These decreases were related to the temporary suspension of live in-person events and the ongoing impact of the COVID-19 pandemic.

Direct course expenses.

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.06 million for the three months ended September 30, 2022 compared to $0.7 million for the three months ended September 30, 2021, a decrease of $0.6 million or 90%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers and the temporary suspension of live in-person events.

Advertising and sales expenses.

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

Advertising and sales expenses were $ 0.03 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $ 0.69 million. As a percentage of revenue, advertising and sales expenses were 47.21% and 52.9% of revenue for the three months ended September 30, 2022 and 2021, respectively. The decrease is due to the temporary suspension of live in-person events beginning December 2021.

Royalty expenses.

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. There were no royalty expenses for the three months ended September 30, 2022 and 2021, respectively due to transitioning sales to our Building Wealth with Legacy TM.

General and administrative expenses.

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $0.6 million for the three months ended September 30, 2022 compared to $1.2 million for the three months ended September 30, 2021, a decrease of $0.6 million, or 51%.

Income tax expense.

We recorded income tax benefit of $0 and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Our effective tax rate was 0% and 37.7% for the three months ended September 30, 2022 and 2021, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, valuation allowances of $3.4 million and $3.5 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations.

Net income (loss) from continuing operations was $(0.6) million or $0.01 per basic and diluted common share for the three months ended September 30, 2022 compared to net income from continuing operations of $(0.2) million or $(0.01) per basic and diluted common share for the three months ended September 30, 2021, a decrease in net income from continuing operations of $(0.6) million or $(0.00) per basic and diluted common share.

Net income from discontinued operations.

There was no net income from discontinued operations for the three months ended September 30, 2022 and 2021.

Net Income.

Net income (loss) was $0.3 million or $0.01 per basic and diluted common share for the three months ended September 30, 2022, compared to a net income of $(0.2) million or $(0.1) per basic and diluted common share for the three months ended September 30, 2021, an increase in net income of $0.5 million or $0.03 per basic and diluted common share.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenue.

Revenue was $0.4 million for the nine months ended September 30, 2022 compared to $7.4 million for the nine months ended September 30, 2021. Revenue decreased $7 million or 94% during the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in revenue was mainly due restructuring of the company. We are looking at new partnerships along with restructuring how we hold events and distribute purchased material to students. We are planning on moving away from the deferred revenue process to instant revenue.

Cash sales were $0.1 million for the nine months ended September 30, 2022 compared to $1.4 million for the nine months ended September 30, 2021, a decrease of $1.3 million or 93%. The decrease is due to the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

Operating expenses.

Total operating costs and expenses were $2.3 million for the nine months ended September 30, 2022 compared to $6.8 million for the nine months ended September 30, 2021, a decrease of $4.5 million or 66%. The decrease was primarily due to a $1.6 million decrease in direct course expenses, a $1.1 million decrease in advertising and sales expenses and $1.7 million decrease in general and administrative expenses. These decreases were related to disruptions in operations and sales activities due to the impact of the COVID-19 pandemic.

Direct course expenses.

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.2 million for the nine months ended September 30, 2022 compared to $1.9 million for the nine months ended September 30, 2021, a decrease of $1.7 million or 86%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

Advertising and sales expenses.

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

Advertising and sales expenses were $0.2 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $1.1 million, or 87%. As a percentage of revenue, advertising and sales expenses were 41% and 18 % of revenue for the nine months ended September 30, 2022 and 2021, a decrease of 37%.

Royalty expenses.

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. There were no royalty expenses for the nine months ended September 30, 2022 and 2021, respectively due to transitioning sales to our Building Wealth with Legacy TM.

General and administrative expenses.

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $1.9 million for the nine months ended September 30, 2022 compared to $3.6 million for the nine months ended September 30, 2021, a decrease of $1.7 million, or 47%.

Income tax expense.

We recorded income tax expense/(benefit) of $0.1 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate was 33 % and 76.2% for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, valuation allowances of $3.5 million and $3.5 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income from continuing operations.

Net income was $(1.9) million or $(0.03) per basic and diluted common share for the nine months ended September 30, 2022, compared to a net income of $0.2 million or $0.2 per basic and $0.1 per diluted common share for the nine months ended September 30, 2021, a decrease in net income of $2.1 million or $0.05 per basic and $0.04 per diluted common share.

Net income from discontinued operations.

There was no net income from discontinued operations for the nine months ended September 30, 2022 and $0.2 million or $0.0 per basic and diluted shares for the nine months ended September 30, 2021.

Net income (loss).

Net income was $(1) million or $(0.03) per basic and diluted common share for the nine months ended September 30, 2022, compared to a net income of $0.4 million or $0.2 per basic and $0.1 per diluted common share for the nine months ended September 30, 2021, a decrease in net income of $1.4 million or $0.05 per basic and $0.04 per diluted common share.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties.

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

Based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2022. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. We have recently been funding operations and our expenses through borrowings evidenced by convertible debentures, and have not been generating sufficient revenues to cover our expenses. For the nine months ended September 30, 2022, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, raising capital from outside sources through the sale of equity and/or debt, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us and could result in us suspending some or all of our operations.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	(3,210)	(4,270)
Net cash provided by investing activities	—	-
Net cash provided by financing activities	1,063	2,792
Effect of exchange rate differences on cash	1,346	98
Net decrease in cash and cash equivalents and restricted cash	(801)	(1,380)

Operating Cash Flows and Liquidity.

Net cash used in operating activities was $3.2 million in the nine months ended September 30, 2022 compared to net cash used in operating activities of $4.3 million in the nine months ended September 30, 2021, representing a period-over-period decrease of $1.1 million. This increase was primarily the result of a decrease in sales events due to COVID-19 and the temporary suspension of live in-person events in December 2021 and throughout the nine months ending September 30, 2022.

Investing Cash Flows.

There was no cash used in or provided by investing activity in the nine months ended September 30, 2022 and 2021.

Financing Cash Flows.

Our consolidated capital structure as of September 30, 2022 was 20% debt and 80% equity. As of December 31, 2021, our consolidated capital structure was 17% debt and 83% equity.

Net cash provided by financing activities totaled $1 million during the nine months ended September 30, 2022, representing our payment on debt.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of September 30, 2022, and December 31, 2021, our consolidated current deferred revenue was $ 4.1 million and $4.4 million, respectively.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer. As of September 30, 2022, based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of September 30, 2022 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of September 30, 2022, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 13 - Commitments and Contingencies, to our consolidated financial statements.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A and the Cautionary Statement Regarding Forward-Looking Information as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth in the Company’s Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission during the three months ended September 30, 2022, there were no sales or repurchases of the Company’s equity securities during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

The information required by this Item 3 has been previously disclosed on the Company’s Current Reports on Form 8-K and other filings its makes with the Securities and Exchange Commission.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014).

3.2	Certificate of Designation of Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017).

3.3	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014).

3.4	Amendment to Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017).

3.5	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018).

10.1	Forbearance Agreement (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 21, 2022).

10.2	Form of Convertible Debenture and Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on August 12, 2022).

31.1*	Certification of the Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: November 14, 2022	By:	/s/ BARRY KOSTINER
Barry Kostiner
Chairman of the Board and Chief Executive Officer (principal executive officer and interim principal financial and accounting officer)

