Form 10-K
period 2022-12-31
Legacy Education Alliance, Inc.
filed 2023-05-19
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Commission file number: 000-55790

LEGACY EDUCATION ALLIANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	39-2079974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1490 NE Pine Island Rd. Suite 5D, Cape Coral, FL 33909

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (239) 542-0643

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which registered
N/A	N/A	N/A

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

As of April 17, 2023, there were 38,182,697 shares of common stock outstanding.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2022

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, prospective products, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties, including, but not limited to our licensors; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; the ongoing effects of the COVID-19 pandemic on the global and national economies and on our business operations and financial results; and the estimates and matters described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in our other filings with the Securities and Exchange Commission. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

Forward-looking statements are based on current plans, estimates, assumptions and projections, and therefore you should not place undue reliance on them, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and elsewhere in this report.

The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

At the effective time of the Merger:

●	PRCD amended and restated its certificate of incorporation and bylaws, which included an increase in our authorized stock to 220 million shares (200 million shares of common stock and 20 million shares of preferred stock);

●	PRCD changed its name from “Priced In Corp.” to “Legacy Education Alliance, Inc.”;

●	All of the shares of common stock, par value $0.01 per share, of Legacy Holdings outstanding were converted and exchanged into 16,000,000 shares of our common stock, par value $0.0001 per share (“Common Stock”) and were held by TIGE.

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

Our Strategy

Our objective is to be a leading   provider of services and products that enable individuals from all walks of life, regardless of their current economic situation and educational background, to take control of their financial futures and enable them to achieve financial freedom.

Our strategy is focused primarily on the following areas:

●	Continued development of our businesses. We will continue our focus on our service offerings in an attempt to improve our revenue and expand our offerings as appropriate, including e-learning and other electronic format offerings and the development of new proprietary brands. In November 2020, the Company shifted its focus to five brands: Legacy Elite, Legacy Building Wealth Club, Legacy Degree (affordable, accredited degree completion), Legacy Capital, and non-profit division, Legacy Open Library.

●	Live Events Business. We are restarting our live events business, building on the previous business with the addition of short-term rental education as well as expanding our core real estate, entrepreneurship and investment education offerings. We are also building out our online live events business. The hybrid events model, which combines in-person live events and online content, is an exciting direction for the business and its ability to serve new students as well as former students. These efforts will be led by short-term vacation rental and live events experts Jerry Conti and Brian Page.

●	Fulfilling our customer obligations. We intend to improve the cost efficiency with which we fulfill our customer commitments. We have:

Expanded the options for course fulfillment in order to reduce the number of expired contracts by increasing the number of courses offered through electronic media and via the internet; and

Implemented an improved outreach program that involves contacting our customers to help them manage their course schedules.

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

Recent Developments

ABCImpact Loans

Between June 2022 and March 17, 2023, we borrowed an aggregate of $2,315,500 from ABCImpact I, LLC, evidenced by 10% Convertible Debentures. ABCImpact has the option to loan up to $5 million.

ABCImpact is an entity in which an affiliate of Barry Kostiner, our Chief Executive Officer and sole director, has a non-controlling passive interest.

The then outstanding and unpaid principal and interest under the debentures shall be converted into shares of our common stock and an equal number of five-year common stock purchase warrants at the option of ABCImpact, at a conversion price per share of $0.05, subject to adjustment. The debentures and underlying warrants are subject to a beneficial ownership limitation of 4.99% (or 9.99% in ABCImpact’s discretion).

PPP Loan

On July 26, 2022, we received notice that $932,455.90 in principal and interest under our April 2020 loan through the Small Business Administration Paycheck Protection Program established pursuant to the CARES Act, is due and owing as a result of a 60-day delinquency in payment. With the past due amount of $85,969.14, the total amount due and owing is $1,025,010 including accrued interest.

Forbearance Agreement

On July 15, 2022, we entered into a Forbearance Agreement with GLD Legacy Holdings, LLC, the holder of our 10% Senior Secured Convertible Debenture dated August 27, 2021, and Legacy Tech Partners, LLC, the holder of our 10% Senior Secured Convertible Debenture dated March 8, 2021. Mr. Kostiner is a manager of Legacy Tech Partners.

Pursuant to the Forbearance Agreement, GLD and Legacy Tech Partners each agreed to forbear from exercising its rights against us under the applicable note until the earlier of (i) a default under the Forbearance Agreement or a new default under such Note or (ii) October 15, 2022.

Prior to the expiration of this forbearance period, the Company agreed to cause a sale of the GLD Note to ABCImpact or as directed by ABCImpact, at a purchase price equal to the outstanding balance due and payable on the GLD note by no later than October 15, 2022, which shall be in full and complete satisfaction of our obligations to GLD under the GLD note.

As partial consideration for GLD entering into the Forbearance Agreement, the Company agreed to issue to GLD 2,100,000 shares of our common stock and to issue to LTP 1,600,000 shares of our common stock, and to file a registration statement with the SEC to register the GLD shares for resale on or prior to August 15, 2022 and use best efforts to have the registration statement declared effective no later than October 15, 2022. The Company did not file the registration statement. On October 7, 2022, GLD transmitted a Notice of Breach and Default under the Forbearance Agreement, notifying the Company that it intends to exercise all available rights and remedies at law and/or equity. The Company is in discussions with GLD to cure the default prior to any such exercise.

The Company also agreed to use its best efforts to effect a spin-off of an existing to-be-determined subsidiary of the Company, pursuant to the terms described in the Forbearance Agreement.

Impact from COVID-19 Pandemic

Historically, our operations have relied significantly on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. Following the outset of the COVID-19 pandemic, worldwide restrictions on travel, and social distancing, we temporarily ceased conducting live sales, fulfillment activities, and furloughed substantially all of our employees. After several months, we resumed the sale of our online, on-demand, and over-the-phone products and related fulfillment activities. In December 2021, we decided to suspend live in-person events. Following the impact of COVID-19 on our business, we decided to streamline our product offerings throughout 2022 and restructure our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that we will be effective in selling our products and services, or what impact these activities will have on our financial performance, although to date, these factors have had a material adverse effect on our results of operations and financial condition in 2022 and into the fiscal year ending December 31, 2023. We are not able to fully quantify the continued impact on our results of operations and financial condition for the remainder of the fiscal year ending December 31, 2023.

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets, including investment strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the year ended December 31, 2022, our education operations were limited.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the fee. We recognize revenue immediately when we sell (i) our proprietary products delivered at time of sale and (ii) third party products. Our symposiums and forums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014. Legacy Education has touched more than five million students from more than 150 countries and territories over the course of its operating history. Its curriculum is designed to help people progress from beginner to educated investor.

Historically, our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. We no longer operate under our United Kingdom and Other Foreign Markets segments.

Since January 1, 2022, we have operated under five brands: Legacy Elite, Legacy Building Wealth Club, Legacy Degree (affordable, accredited degree completion), Legacy Capital, and non-profit division, Legacy Open Library.

We have recently commenced various strategic initiatives and are embarking on a number of transactions, which we expect will strengthen the Company’s balance sheet and strategic positioning, including relationships with Brian Page and multiple education guidance counselors, marketers and non-profits. Further, the foundation of our proposed Nasdaq uplisting includes the potential spinoff of the existing Legacy Education business, which was previously approved by shareholders, and the proposed acquisition of Coopersmith Career Consulting, each of which are in process but we can give no assurance at this time of success.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. The United Kingdom and Other Foreign Markets segments are in liquidation and no longer active.

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2022	2021
North America	100%	65.1%
U.K.	—%	34.9%
Other foreign markets	—%	—%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
	2022	2021
Segment revenue	(In thousands)
North America	$1,084	$5,021
U.K.	—	2,689
Other foreign markets	—	—
Total consolidated revenue	$1,084	$7,710

Marketing

Our various brands are the foundation for our marketing efforts. These brands provide credibility and sustainability within our media mix to promote live events and online trainings. Historically, live onsite two-hour free preview workshops are offered weekly in multiple markets in North America. Legacy Education currently is focusing its marketing efforts on communicating with the network of students from its existing database, as well as affiliate relationships. Legacy Education currently does not have a significant allocation for marketing through social media and traditional media channels.

We offer people the opportunity to attend a free preview workshop or advance directly to one of our three-day basic training classes. People who enroll and attend a basic training class receive reference materials relevant to the subject matter to be taught at the class. The basic training class is usually held over a weekend within two to four weeks of the initial free preview workshop. Our experience is that offering the free preview workshop is an effective way to introduce our students to the underlying methodology of a full course, as well as to market and sell our three-day basic training courses. It is expected that our live event operations will be re-launched as early as January 2023.

Marketing efforts continue to those customers who choose to progress their education with a three-day basic training class. Welcome letters, product kits that include manuals, books and audio files, an online reference library, and reminder communication letters and emails are all branded for consistency and credibility. Customers at the three-day basic training course may choose to further their education through our elite training classes and mentorships offered during the basic training classes.

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

Training Programs

We have three significant categories for our programs:

●	Basic training courses (live and online),
●	Elite level training courses (live and online), and
●	Individualized mentoring programs.

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

The goal of our fulfillment strategy is to provide maximum flexibility to our students, allowing them to take any of their classes in their preferred format. Students may access training content through multiple delivery channels, including:

●	Live Classroom: In-person “one-on-many” intensive 3-day class with a live instructor and any number of students in the same room, at a symposium, a forum or as a stand-alone class.

●	Live Stream: Interactive real-time streaming of live classroom training that may be viewed by a student remotely via the internet. Live stream classes can be reviewed for 30-days post-class.

●	Live On-Line: Live presentations of a class in modules presented over a period of weeks with a live instructor and any number of students in any number of locations who attend remotely via the internet. Student has access to recordings of the modules for 30 days after the last live session.

●	On-Demand: Class that is presented in self-paced pre-recorded modules via internet link with 24/7 access for the life of the contract. Unlike the three “live” fulfillment options, which require the student to attend classes when the Company schedules them, the On-Demand options provide the student with the flexibility to take the class whenever they want, and as many times as they want, during the life of the student’s contract.

Through strategic partners, customers can purchase a license to use supporting software for real estate or financial markets investing. With either software program, a subscription-based data service is available for purchase, which allows customers to interactively determine investment options and make better informed decisions about potential investments.

Individualized Mentoring and Coaching Programs

We offer live, real time, one-on-one mentoring for Real Estate, Business and the Financial Markets that is tailored to meet students’ individual goals and needs. Real Estate mentoring is offered on site at the student’s chosen location or remotely, while Financial Market mentoring can be provided either on-site or remotely. Mentoring is intended to give the student a professional assessment of his or her individual goals and experience and to help the student build an investment plan that can be put into action. Mentoring sessions are generally 2 to 4 days in length.

Coaching and telephone mentoring programs are typically sold in a number of different subject areas and generally delivered in 10 to 16 weekly one-on-one telephone sessions. Some of the topics include Real Estate coaching. A set curriculum approach is generally used. Each module comes with assignments, exercises and reading materials to be completed between sessions.

Competition

During our more than 20-year history, we have competed with several organizations within the U.S. and internationally. Our primary competitors are Fortune Builders and Mayflower Alliance Ltd. Some of our competitors have established brands through a media-based relationship, such as HGTV, and use television programs to promote their brands.

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

We believe that the range and depth of our course offerings, the quality of our trainers and reference materials are comparable or superior to those of our competitors. Typically, trainers for our Elite courses have been active investors in their chosen field, have been trained by us and, to a large degree, are previous customers of our programs. Trainers for our Elite courses are chosen based on their knowledge and experience with the coursework covered and are further qualified by meeting knowledge standards developed internally.

Status of Brand Development Agreement with the T&B Seminars, Inc.

On December 23, 2019, Legacy Education Alliance Holdings, Inc., or Holdings, our wholly owned subsidiary entered into a Real Estate Education Training Program Development Agreement, or Development Agreement with T&B Seminars, Inc., or T&B, an affiliate of Tarek El Moussa, pursuant to which Holdings and Tarek El Moussa agreed to develop and operate a seminar style education business that will use, among other things, the names, images, and likenesses of Tarek El Moussa to market and sell customers real estate investing oriented education products.

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

The Company commenced sales activities pursuant to the Development Agreement under the Homemade Investor brand in January 2020 but as a result of the COVID-19 pandemic, we suspended conducting live in-persons sales events in March 2020. Subsequently, we suspended online sales events to focus on our new flagship brand Building Wealth with LegacyTM.

The Company currently does not have an active relationship with T&B Seminars, Inc.

Prior Licensing Agreements with the Rich Dad and Other Parties

Through September 2019, our primary business relied on our license of the Rich Dad brand and related marks and intellectual property.

Effective September 1, 2013, we entered into a 2013 License Agreement with Rich Dad Operating Company, LLC, or RDOC.

On September 16, 2019, we received notice from RDOC, indicating that RDOC did not intend to extend the term of the 2013 License Agreement, as amended. Therefore, the term of the License Agreement expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use Licensed Intellectual Property, as defined in the 2013 License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the 2013 License Agreement.

Effective November 26, 2019, our licenses to operate under the Perform in Properties, Making Money with Martin RobertsTM and Robbie Fowler’s Property AcademyTM were transferred to Mayflower Alliance Ltd in conjunction with the sale of the business of Legacy UK.

Human Capital Resources

As of December 31, 2022, we had approximately 17 full-time employees, all of whom were in our North America segment. In addition, we employ part-time employees in various capacities and independent contractors who are trainers, coaches or mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. We are committed to providing competitive pay, healthcare, and a comprehensive benefits package in order to recruit and maintain employees. Our independent contractors are either paid commissions based upon the dollar value of the courses purchased by customers at our free preview workshops and basic training courses or are paid fixed fees for teaching and mentoring Elite courses. Independent contractors are required to execute agreements with us that set forth their commission structures and typically contain confidentiality and non-competition provisions. We continue to build a diverse, inclusive, and safe work environment to attract, develop, and retain top talent. The COVID-19 pandemic provided an opportunity to build a remote workforce with resources and support to succeed.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

There is substantial doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued a going concern qualification as part of its audit report that accompanies our 2022 audited financial statements included herein. As stated in the notes to our audited financial statements for the fiscal year ended December 31, 2022, we have a working capital deficit and have accumulated a significant deficit. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. We do not have an established source of funds sufficient to cover operating costs and accordingly, there can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements.

The Company is attempting to implement a new business strategy and effect a Nasdaq uplisting, and there can be no assurances that these efforts will be successful.

We previously announced several strategic initiatives with the aim of expanding our customer base, launching real estate SPAC investment vehicles, improving our social media presence, entering into strategic relationships, spinning off our existing business and uplisting onto the Nasdaq Capital Markets. However, these initiatives are ongoing and there can be no assurance that any of these efforts will be successful or if any of them are in fact successful, that it or they will result in greater revenue, profitability, trading volume, stock price and/or other benefit to the Company or its stockholders.

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

Historically, our branding strategy has relied on using the goodwill and notoriety associated with third-party branding licensors, such as Rich Dad, Tarek El Moussa, and others, to attract new customers. Any shift to a branding strategy that focuses on the Company as a brand, rather than on a third party, could adversely affect our business if consumer acceptance of such proprietary brand is insufficient to drive sales.

The termination of our license agreement to Rich Dad Education brand has materially adversely impacted our business, financial condition and results of operations, given the high concentration of sales from course offerings under Rich Dad Education brand.

Our Rich Dad® Education real estate and financial market course offerings had no revenue in 2022. Our 2013 License Agreement with Rich Dad ®, as amended, expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the Agreement.

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

Our management currently projects that our available cash balances will not be sufficient to maintain our operations during 2023. In addition, when considering all of the applicable operational and external risks and uncertainties, including, but not limited to cash generated from new and ongoing business initiatives, our ability to effectively execute our strategies, relationships with our credit card processors, potential claims against the Company related to the insolvency of certain its foreign subsidiaries, and potential current and future litigation matters, we believe that we may not be adequately capitalized. We may seek to obtain additional capital through the issuance of equity or debt, which may dilute the equity holdings of our current investors. In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates, and repayment provisions that reduce our cash resources and limit future access to capital markets. We are actively engaging in negotiations for bridge financing as part of a Nasdaq uplisting transaction. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the economic environment. If we cannot generate the required cash to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, or limit or discontinue some or all of our operations.

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

Following the COVID-19 pandemic, the Company has been operating with its entire workforce working remotely. As a result, we may experience different and additional risks, such as decreased worker productivity, supervision, or other factors that could materially adversely impact our business, financial conditions and results of operations. In addition, extended periods of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the remote working conditions.

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

Our Second Amended and Restated Articles of Incorporation provide for 200,000,000 authorized shares of our common stock. We currently have commitments to third parties, including pursuant to convertible debentures, warrants and options, to issue a number of shares in the aggregate that with the 38,182,697 shares currently outstanding, would result in us issuing more shares than what we have authorized. Accordingly, in order to meet all of such obligations, we will need to amend our charter to increase the authorized shares of our common stock. We can give no assurance that we will obtain the requisite affirmative vote of our shareholders to so amend our charter, in which case we may default under any such obligations to the extent we do not have the authorized shares to issue, which could adversely affect our financial condition and the market for our shares.

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

The market price of our Common Stock is subject to significant fluctuations in response to, among other factors:

●	changes in our financial performance or a change in financial estimates or recommendations by securities analysts;

●	announcements of innovations or new products or services by us or our competitors;

●	the emergence of new competitors or success of our existing competitors;

●	operating and market price performance of other companies that investors deem comparable;

●	changes in our Board of Directors or management;

●	sales or purchases of our Common Stock by insiders;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations;

●	general economic conditions and slow or negative growth of related markets; and

●	other risks related to our business as set forth above.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority has adopted similar rules that may also limit a stockholder’s ability to buy and sell our Common Stock. FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for such customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

On November 12, 2018, our Board of Directors approved an amendment to the Rights Agreement dated as of February 16, 2017 by and between the Company and VStock Transfer LLC (VStock), as Rights Agent (the “Rights Agreement”), to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2021, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

On November 25, 2019, we entered into an assumption agreement with Broadridge Corporate Issuer Solutions, Inc. (Broadridge), whereby Broadridge assumes the role of Rights Agent under the Rights Agreement, effectively replacing VStock as Rights Agent.

On February 12, 2021, our Board of Directors approved an amendment to the Rights Agreement dated as of February 16, 2017 by and between the Company and Broadridge Corporate Issuer Solutions, Inc., successor to VStock Transfer LLC (VStock), as Rights Agent (the “Rights Agreement”), to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2023, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date.

The extension of the Final Expiration Date under the Rights Agreement was entered into to ensure that our Board of Directors would continue to have sufficient time to consider any proposal from a third party that might result in a change in control of the Company, to ensure that all stockholders receive fair and equal treatment in the event of any such a proposal, and to encourage any potential acquirer to negotiate with the Board of Directors. In addition, extending the Rights Agreement will guard against partial tender offers, open market accumulations and other coercive tactics aimed at gaining control of the Company without paying all stockholders a full control premium for their shares. The Rights Agreement was not amended in response to any specific takeover offer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth our office locations as of December 31, 2022:

Purpose	Location	Own/lease	Approximate footage	Lease expiration
Executive offices	Cape Coral, FL	Lease	1,605	9/30/2023
Executive offices	San Diego, CA	Lease	2,792	10/3/2023
			4,397

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

	High	Low
Year ended December 31, 2022
Fourth Quarter	$0.175	$0.1021
Third Quarter	$0.170	$0.0791
Second Quarter	$0.185	$0.1010
First Quarter	$0.190	$0.0560
Year ended December 31, 2021
Fourth Quarter	$0.12	$0.06
Third Quarter	$0.14	$0.08
Second Quarter	$0.16	$0.06
First Quarter	$0.17	$0.08

Holders

As of December 31, 2022, there were approximately 378 registered stockholders of record for our Common Stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

Dividends

We have not paid out any cash dividends for the past two years and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.

Penny Stock Regulation

Shares of our Common Stock have been and will likely continue to be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ or NYSE system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

●	a toll-free telephone number for inquiries on disciplinary actions;

●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our Common Stock may have difficulty selling those shares because our Common Stock will probably be subject to the penny stock rules.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets, including investment strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the year ended December 31, 2022, our education operations were limited.

Our students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the fee. We recognize revenue immediately when we sell (i) our proprietary products delivered at time of sale and (ii) third party products. Our symposiums and forums combine multiple advanced training courses in one location, allowing us to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing our students’ experience, particularly, for example, through the opportunity to network with other students.

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

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014. Legacy Education has touched more than five million students from more than 150 countries and territories over the course of its operating history. Its curriculum is designed to help people progress from beginner to educated investor.

Historically, our operations have been managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. We no longer operate under our United Kingdom and Other Foreign Markets segments.

Since January 1, 2022, we have operated under five brands: Legacy Elite, Legacy Building Wealth Club, Legacy Degree (affordable, accredited degree completion), Legacy Capital, and non-profit division, Legacy Open Library.

We have recently commenced various strategic initiatives and are embarking on a number of transactions, which we expect will strengthen the Company’s balance sheet and strategic positioning, including relationships with Brian Page and multiple education guidance counselors, marketers and non-profits. Further, the foundation of our proposed Nasdaq uplisting includes the potential spinoff of the existing Legacy Education business, which was previously approved by shareholders, and the proposed acquisition of Coopersmith Career Consulting, each of which are in process but we can give no assurance at this time of success.

Recent Developments

Impact from COVID-19 Coronavirus.

Historically, our operations have relied significantly on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. Following the outset of the COVID-19 pandemic, worldwide restrictions on travel, and social distancing, we temporarily ceased conducting live sales, fulfillment activities, and furloughed substantially all of our employees. After several months, we resumed the sale of our online, on-demand, and over-the-phone products and related fulfillment activities. In December 2021, we decided to suspend live in-person events. Following the impact of COVID-19 on our business, we decided to streamline our product offerings throughout 2022 and restructure our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that we will be effective in selling our products and services, or what impact these activities will have on our financial performance. We are not able to fully quantify the impact that these factors had on our financial performance throughout 2022 and what impact they may continue to have.

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

Our Results of Operations in 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Revenue	1,084	7,710
Operating costs and expenses:
Direct course expenses	456	2,294
Advertising and sales expenses	223	1,636
Royalty expenses	-	-
General and administrative expenses	2,647	4,195
Total operating costs and expenses	3,326	8,125
Income (loss) from operations	(2,242)	(415)
Other expense:
Interest expense, net	(453)	(524)
Other expense, net	3	8
Gain on forgiveness of PPP Loan	1,148	910
Total other expense, net	698	394
Income (loss) from continuing operations before income taxes	(1,544)	(21)
Income tax (expense) benefit	(58)	(716)
Net income (loss) from continuing operations	(1,602)	(737)
Income from discontinued operations	0	171
Net income from discontinued operations	—	$171
Less: Net Income attributable to Non controlling interest	$91
Net income (loss)	$(1,511)	$(566)

Basic earnings (loss) per common share - continuing operations	$(0.04)	$(0.02)
Basic earnings (loss) per common share - discontinued operations	—	—
Basic earnings (loss) per common share	$(0.04)	$(0.02)

Diluted earnings (loss) per common share - continuing operations	$(0.04)	$(0.02)
Diluted earnings (loss) per common share - discontinued operations	—	—
Diluted earnings (loss) per common share	$(0.04)	$(0.02)

Basic weighted average common shares outstanding	35,486	29,187
Diluted weighted average common shares outstanding	35,486	29,187

Comprehensive income:
Net income (loss)	(1,511)	(566)
Foreign currency translation adjustments, net of tax of $0	756	421
Total comprehensive income (loss)	(755)	(145)

Our operating results expressed as a percentage of revenue are set forth in the table below:

	Years Ended December 31,
	2022	2021
Revenue	100	100
Operating costs and expenses:
Direct course expenses	42	30
Advertising and sales expenses	20.6	21.22
Royalty expenses	-	-
General and administrative expenses	244	54
Total operating costs and expenses	307	105
Income (loss) from operations	(207)	(5)
Other expense:	-	-
Interest expense, net	42	(7)
Other expense, net	(0)	0
Gain on forgiveness of PPP Loan	(106)	12
Total other expense, net	(64)	5
Income (loss) from continuing operations before income taxes	(142)	(0)
Income tax (expense) benefit	(5)	(9)
Net income (loss) from continuing operations	(148)	(10)
Income from discontinued operations	-	2
Net income from discontinued operations	-	-
Net income (loss)	(148)	(7)

Outlook

Cash sales were $50 thousand for the year ended December 31, 2022 compared to $1.9 million for the year ended December 31, 2021, a decrease of $1.85 million or 97.4%. The decrease was driven by the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

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

Due to the economic severity of the COVID-19 pandemic on the Company’s results of operations, financial condition, and liquidity, live in-person events were suspended in December 2021 to assess the Company’s strategic plan for fiscal year 2022 and beyond. The impact of the temporary suspension of live events has caused a material adverse effect on our operations and results of operations and the extent of its continuing impact is currently unknown.

Operating Segments

Historically, our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

	Years Ended December 31,
As a percentage of total revenue	2022	2021
North America	100%	65.1%
U.K.	—%	34.9%
Other foreign markets	—%	—%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
	2022	2021
Segment revenue	(In thousands)
North America	$1,084	$5,021
U.K.	—	2,689
Other foreign markets	—	—
Total consolidated revenue	$1,084	$7,710

North America

Revenue derived in the North America segment majorly pertained to real estate-related education, and also included the remaining to financial markets training. We are continuing to develop methods of connecting to our students, diversify products, and develop proprietary brands in order to increase the North America segment. Revenue derived from our Homemade Investor brand was $0 and $0.4 million and or as a percentage of total segment revenue was 0% and 8% for the year ended December 31, 2022 and 2021, There was no revenue derived from the Rich Dad brands in our North America segment for the year ended December 31, 2022 and $2.5 million or as a percentage of total segment revenue at 50% for the year ended December 31 2021.

The North America segment revenue was $1.1 million and $5 million or as a percentage of total revenue was 100% and 65.1% for the years ended December 31, 2022 and 2021, respectively.

The decrease in revenue of $3.9 million or 78% during the year ended December 31, 2022 compared to the same period in 2021, was due to the temporary suspension of events during the year ended December 31, 2022. We held no events in 2022, to generate any revenue from attendances.

U.K.

Revenue derived from the Rich Dad brands in our U.K. segment was $0 and $1.8 million or as a percentage of total segment revenue was 0% and 66.7% for the years ended December 31, 2022 and 2021, respectively. The majority pertained to real estate-related education, with the balance pertaining to financial markets training. With the discontinued operations of UK Legacy, our U.K. segment is no longer as diverse.

The U.K. segment revenue was $0 and $2.7 million or as a percentage of total revenue was 0% and 34.9% for the years ended December 31, 2022 and 2021, respectively. The decrease in revenue of $2.7 million for the year ended December 31, 2022 compared to the same period in 2021 was due to decrease in revenue from expired contracts of $2.7 million and satisfying all outstanding obligations to students of our subsidiary Elite Legacy Education UK Ltd within the U.K. segment. There is no current sales activity in this segment.

Other Foreign Markets

Historically, we have operated in other foreign markets, including Australia, New Zealand, South Africa, Hong Kong and other European, Asian and African countries. As a result of the COVID-19 pandemic, we liquidated certain entities that operated in this segment, resulting in zero revenues and expenses from continuing operations in the other foreign markets segment for the year ended December 31, 2022 and December 31, 2021, respectively. We are no longer actively selling in these markets.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

Revenue was $1.1 million for the year ended December 31, 2022 compared to $7.7 million for the year ended December 31, 2021, a decrease of $6.6 million or 86%. The decrease in revenue was mainly due to restructuring the Company. We are looking at new partnerships along with restructuring how we hold events and distribute purchased material to students. We are planning on moving away from the deferred revenue process to instant revenue.

Cash sales were $50 thousand for the year ended December 31, 2022 compared to $1.9 million for the year ended December 31, 2021, a decrease of $1.85 million or 97.4%. The decrease was driven by the temporary suspension of live in-person events and ongoing student fulfilment in the North America segment

Operating Expenses

Total operating costs and expenses were $3.3 million for the year ended December 31, 2022 compared to $8.1 million for the year ended December 31, 2021, a decrease of $4.8 million or 59.1%. The decrease was due to a $1.8 million decrease in direct course expenses, a $1.45 million decrease in advertising and sales expenses, and a $1.55 million decrease in general and administrative expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.5 million for the year ended December 31, 2022 compared to $2.3 million for the year ended December 31, 2021, a decrease of $1.8 million or 78.26%, which was related to decreases in sales and training compensation, due to the economic impact of the COVID-19 pandemic on consumers.

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

Advertising and sales expenses were $0.2 million for the year ended December 31, 2022 compared to $1.6 million for the year ended December 31, 2021, a decrease of $1.4 million or 87.5%. As a percentage of revenue, advertising and sales expenses were 20.6% and 21.2% for the years ended December 31, 2022 and 2021, respectively. The increase is primarily related to the decrease in COVID-19 restrictions on our ability to operate and resuming live events.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. There were no royalty expenses for the years ended December 31, 2022 and 2021, respectively due to transitioning sales to our proprietary Building Wealth with Legacy TM.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $2.6 million for the year ended December 31, 2022, compared to $4.2 million for the year ended December 31, 2021, a decrease of $1.6 million, or 38%.

Gain on forgiveness of PPP Loan

During the year ended 2022 we were notified that our second draw PPP loan was forgiven, which amounts to $1.15 million.

In March 2021, we were notified that Pacific Premier Bancorp Inc sold substantially all of its PPP loans, including ELE’s loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for ELE’s PPP loan. On August 4, 2021, we received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $899.0 thousand in principal and $11.0 thousand in interest. Thus, during the year ended December 31, 2021, we recognized the gain on forgiveness of PPP Loan in the total amount of $910.0 thousand (see Note 6 – “Short-Term and Long-Term Debt” to our Consolidated financial statements for further discussion).

Income tax expense

We recorded income tax expense $0.06 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively, a $0.64 million decrease in income tax expense.

Our effective tax rate was (3.8)% and (3409.5)% for the years ended December 31, 2022 and 2021, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions, and intercompany activities.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We have retained a full valuation allowances of $3.5 million against the deferred tax assets of our Australian, Canadian, U.K., Hong Kong, and South Africa subsidiaries as of December 31, 2022 and December 31 2021. The most significant negative factor that was considered in determining whether a valuation allowance was required is a cumulative recent history of losses in all jurisdictions for the entities mentioned above.

Net income (loss) from continuing operations

Net loss from continuing operations was $1.6 million or ($0.04) per basic and diluted common share for the year ended December 31, 2022, compared to net income from continuing operations of $0.7 million or $(0.02) per basic and diluted common share for the year ended December 31, 2021, a decrease in net income from continuing operations of $0.9 million.

Net income from discontinued operations

Net income from discontinued operations was $0.0 million or $0.0 per basic and diluted common share for the year ended December 31, 2022, compared to net income from discontinued operations of $0.1 million or $0.0 per basic and diluted common share for the year ended December 31, 2021.

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We had deferred revenue of $3.5 million and $4.4 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2022 and 2021, respectively. The revenue associated with these performance obligations is recognized as the obligation is satisfied.

The following table disaggregates our segment revenue by revenue source:

	Year Ended December 31, 2022				Year Ended December 31, 2021
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$1,082	—	$—	$1,082	$4,564	$880	—	$5,444
Products	2	—	—	2	199	—	—	199
Coaching and Mentoring		—	—	—	—	—	—	—
Online and Subscription	—	—	—	—	76	—	—	76
Other		—	—	—	182	1,809	—	1,991
Total revenue	$1,084	—	$—	$1,084	$5,021	$2,689	—	$7,710

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

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2022 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2023. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the year ended December 31, 2022, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	(4,023)	(4,832)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	1,916	3,102
Effect of exchange rate differences on cash	1,380	—
Net decrease in cash and cash equivalents and restricted cash	(727)	(1,730)

Operating Cash Flows and Liquidity

Net cash used in operating activities was $4 million in the year ended December 31, 2022 compared to net cash used in operating activities of $4.8 million in the year ended December 31, 2021, representing a period-over-period decrease of $0.8 million. This decrease was primarily the result of a decrease in current liabilities for deferred course expense 2022 compared to 2021.

Investing Cash Flows

Net cash provided by investing activities totaled $0.0 million for the years ended December 31, 2022 and 2021.

Financing Cash Flows

Our consolidated capital structure as of December 31, 2022 was 24% debt and 76% equity. As of December 31, 2021, our consolidated capital structure was 17% debt and 83% equity.

Net cash provided by financing activities totaled $1.9 million during the year ended December 31, 2022, including our net proceeds from borrowings. Net cash provided by financing activities totaled $3.1 million during the year ended December 31, 2021.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of December 31, 2022, and 2021, our consolidated current deferred revenue was $3.5 million and $4.4 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Legacy Education Alliance, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Legacy Education Alliance, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Legacy Education Alliance, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a negative working capital, has an accumulated deficit and has negative operating cash flow that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ram Associates
www.ramassociates.us
PCAOB ID: 5814
We have served as the Company’s auditor since 2021.
Hamilton, New Jersey
May 19, 2023

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$112	$576
Restricted cash	111	374
Deferred course expenses	163	304
Prepaid expenses and other current assets	342	607
Inventory	1	1
Discontinued operations current assets	—	—
Total current assets	729	1,862
Right-of-use assets	113	20
Other assets	6	6
Discontinued operations-other assets	32	33
Total assets	880	1921
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,577	$2,544
Royalties payable	110	110
Accrued course expenses	237	252
Accrued salaries, wages and benefits	195	202
Operating lease liability, current portion	67	20
Other accrued expenses	2,940	2,114
Deferred revenue	3,470	4,438
Short-term related party debt, net of unamortized debt discount of $383	2,429	142
Current portion of long term debt, net of unamortized debt discount of $0	1,184	1,011
Discontinued operations-current liabilities	9,243	9,845
Total current liabilities	22,452	20,678
Long-term debt, net of current portion and net of unamortized debt discount	558	1,933
Deferred tax liability, net	796	1493
Other long term liabilities	—	—
Operating lease liability, net of current portion	46	—
Total liabilities	23,852	24,104
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 38,182,697 and 37,867,697 shares issued and outstanding as of December 31, 2022 and December 31, 2021	3	3
Additional paid-in capital	13,217	13,161
Cumulative foreign currency translation adjustment	1,593	837
Accumulated deficit	(37,695)	(36,184)
Non Controlling Interest	(91)
Total stockholders’ deficit	(22,973)	(22,183)
Total liabilities and stockholders’ deficit	$880	$1,921

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2022	2021
Revenue	$1,084	$7,710
Operating costs and expenses:
Direct course expenses	456	2,294
Advertising and sales expenses	223	1,636
Royalty expenses	—	—
General and administrative expenses	2,647	4,195
Total operating costs and expenses	3,326	8,125
Income (loss) from operations	(2,242)	(415)
Other expense:
Interest expense, net	(453)	-524
Other expense, net	3	8
Gain on forgiveness of PPP Loan	1,148	910
Total other expense, net	698	394
Income (loss) from continuing operations before income taxes	(1,544)	(21)
Income tax (expense) benefit	(58)	(716)
Net income (loss) from continuing operations	(1,602)	(737)
Income from discontinued operations	0	171
Net income from discontinued operations	—	171
Less: Net Income attributable to Non controlling interest	91
Net income (loss)	$(1,511)	$(566)

Basic earnings (loss) per common share - continuing operations	$(0.04)	$(0.02)
Basic earnings (loss) per common share - discontinued operations	—	—
Basic earnings (loss) per common share	$(0.04)	$(0.02)

Diluted earnings (loss) per common share - continuing operations	$(0.04)	$(0.02)
Diluted earnings (loss) per common share - discontinued operations	—	—
Diluted earnings (loss) per common share	$(0.04)	$(0.02)

Basic weighted average common shares outstanding	35,486	29,187
Diluted weighted average common shares outstanding	35,486	29,187

Comprehensive income:
Net income (loss)	(1,511)	(566)
Foreign currency translation adjustments, net of tax of $0	756	421
Total comprehensive income (loss)	(755)	(145)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Non controlling	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	Interest	deficit
Balance at December 31, 2021	33,918	$3	$13,161	$837	$(36,184)	$—	$(22,183)
Share-based compensation expense	—	—	10	—	—		10
Issuance of common stock	250	—	45	—	—		45
Shares issued as per forbearance agreement	4,015	—	1		—		1
Treasury stock	—						—
Issuance of common stock		—	—	—	—		—
Foreign currency translation adjustment, net of tax of $0	—	—	—	756	—		756
Net loss	—	—	—	—	(1,511)	(91)	(1,602)
Balance at December 31, 2022	38,183	$3	$13,217	$1,593	$(37,695)	$(91)	$(22,972)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2020	23,279	$2	$11,564	$416	$(35,618)	$(23,636)
Share-based compensation expense	2,900	—	122	—	—	122
Cancellation of common stock	(945)	—	(15)	—	—	(15)
Common stock issued for stock option purchase	1,600	—	13		—	13
Common stock and warrants issued for notes payable to related party from conversion of senior secured convertible debt – related party debt discount	7,084	1	354			355
Beneficial conversion feature for senior secured convertible debenture		—	500	—	—	500
Beneficial conversion feature for senior secured convertible debenture-related party			623			623
Foreign currency translation adjustment, net of tax of $0	—	—	—	421	—	421
Net loss	—	—	—	—	(566)	(566)
Balance at December 31, 2021	33,918	$3	$13,161	$837	$(36,184)	$(22,183)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,602)	$(566)
Less net income from discontinued operations	—	171
Net loss from continuing operations	$(1,602)	$(737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	4
Non-cash lease expense	20	27
Share-based compensation	56	122
Cancellation of common stock	—	(15)
Amortization of debt discount	344	453
Gain on debt extinguishment (PPP loan forgiveness)	(1,148)	(910)
Deferred income taxes	(605)	1,359
Changes in operating assets and liabilities:
Deferred course expenses	158	844
Prepaid expenses and other receivable	(67)	559
Inventory	—	9
Other assets	1	—
Accounts payable-trade	(307)	685
Royalties payable	-	(11)
Accrued course expenses	(72)	(25)
Accrued salaries, wages and benefits	(8)	129
Operating lease liability	(20)	(27)
Other accrued expenses	535	(1,503)
Deferred revenue	(1,308)	(5,782)
Net cash used in operating activities - continuing operations	(4,023)	(4,819)
Net cash (used in) provided by operating activities - discontinued operations	—	(13)
Net cash used in operating activities	(4,023)	(4,832)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment property	—	—
Proceeds from sale property and equipment	—	—
Net cash provided by investing activities - continuing operations	—	—
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	1,888	(11)
Proceeds from borrowing Paycheck Protection Program loan	—	1,900.00
Proceeds from debentures including related parties	—	1,200
Issuance of common stock for stock option purchase	28	13
Net cash provided by financing activities - continuing operations	1,916	3,102
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	1,916	3,102
Effect of exchange rate differences on cash	1,380
Net decrease in cash and cash equivalents and restricted cash	(727)	(1,730)
Cash and cash equivalents and restricted cash, beginning of period, including cash in discontinued operations	$950	$2,680
Cash and cash equivalents and restricted cash, end of period	$223	$950

Supplemental disclosures:
Cash paid during the period for interest	$11	$3
Cash received during the period for income taxes, net of tax payments		(52.00)
Supplemental disclosure of non-cash activity:
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$—	$(1)
Non-cash disposal of property	$—	$-
Common stock and warrants issued from conversion of senior convertible debenture – related party		355.00
Initial recognition of beneficial conversion feature for senior secured convertible debt - related party		896
Note payable issued for insurance policy financing		26.00

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Business Description and Basis of Presentation

Business Description. Legacy Education Alliance, Inc. is a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Legacy’s programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the year ended December 31, 2022, Legacy marketed its products and services under Building Wealth with LegacyTM. During the year ended December 31, 2021, Legacy marketed its products and services under two brands: Building Wealth with LegacyTM and Homemade Investor by Tarek El MoussaTM.

The Company’s students pay for their courses in full up-front or through payment agreements with independent third parties. Under United States of America generally accepted accounting principles (“U.S. GAAP”), the Company recognizes revenue upon the earlier of (i) when its students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program and pays the fee. The Company recognizes revenue immediately when it sells (i) its proprietary products delivered at time of sale and (ii) third party products. The Company’s symposiums and forums combine multiple advanced training courses in one location, allowing the Company to achieve certain economies of scale that reduce costs and improve margins while also accelerating U.S. GAAP revenue recognition, while at the same time, enhancing its students’ experience, particularly, for example, through the opportunity to network with other students.

The Company also provides a richer experience for its students through one-on-one mentoring (two to four days in length, on site or remotely, although it has suspended providing on-site mentorships as a result of the COVID-19 pandemic) and telephone mentoring (10 to 16 weekly one-on-one or one-on-many telephone sessions). Mentoring involves a subject matter expert interacting with the student remotely or in person and guiding the student, for example, through his or her first real estate transaction, providing a real hands-on experience.

The Company was founded in 1996, and through a reverse merger, became a publicly held company in November 2014. Today, Legacy is a global company that has cumulatively served more than two million students from more than 150 countries and territories over the course of its operating history  .

The Company’s operations have traditionally relied heavily on the ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which it operates. As a result of the COVID-19 coronavirus pandemic, and the resulting worldwide restrictions on travel and social distancing, the Company temporarily ceased conducting live sales and fulfillment and furloughed substantially all of its employees. The Company resumed online operations in July 2020, and live operations in November 2020. The Company has simplified its product offerings and restructured its compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that the Company will be effective in selling its products and services, or what the impact such activities will have on its financial performance. Due to the continuing COVID-19 pandemic, the Company suspended live in-person events in December 2021 to assess the strategic plan and will continue the suspension into fiscal year 2022. The Company is not able to fully quantify the impact that these factors will have on our future financial results.

The Company’s operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since January 1, 2020, Legacy has operated under two brands:

●	Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. During the fiscal year 2022, the Company marketed products and services exclusively under this brand.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered nationwide free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products. In November 2020, the Company suspended conducting Homemade Investor by Tarek El MoussaTM sales events to focus on developing its proprietary Building Wealth with Legacy TM.

Merger. On November 10, 2014, the Company entered into an Agreement and Plan of Merger dated as of such date (the “Merger Agreement”) by and among (i) PRCD, a Nevada corporation, (ii) Priced In Corp. Subsidiary, a Colorado corporation and a wholly-owned subsidiary of PRCD (“PRCD Sub”), (iii) Tigrent Inc., a Colorado corporation (“TIGE”), and (iv) Legacy Education Alliance Holdings, Inc., a Colorado corporation and a wholly-owned subsidiary of TIGE (“Legacy Holdings”). On November 10, 2014, pursuant to the Merger Agreement, PRCD Sub merged with and into Legacy Holdings (the “Merger”), with Legacy Holdings surviving the Merger and becoming a wholly owned subsidiary of the Company and the Company acquiring the business of Legacy Holdings.

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

Note 2—Significant Accounting Policies

Going Concern. The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. We had a negative working capital, has an accumulated deficit and has negative operating cash flow for the years ended December 31, 2022 and December 31, 2021. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and cash equivalents. We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2022 and 2021, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	December 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$112	$576
Restricted cash	111	374
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$223	$950

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We had deferred revenue of $3.5 million and $4.4 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2022 and 2021, respectively. The revenue associated with these performance obligations is recognized as the obligation is satisfied.

The following tables disaggregate our segment revenue by revenue source:

	Year Ended December 31, 2022				Year Ended December 31, 2021
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$1,082	—	$—	$1,082	$4,564	$880	—	$5,444
Products	2	—	—	2	199	—	—	199
Coaching and Mentoring		—	—	—	—	—	—	—
Online and Subscription	—	—	—	—	76	—	—	76
Other		—	—	—	182	1,809	—	1,991
Total revenue	$1,084	—	$—	$1,084	$5,021	$2,689	—	$7,710

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

Comprehensive income (loss). Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income (loss) is comprised of net income and other comprehensive income items. Our comprehensive income (loss) generally consists of changes in the cumulative foreign currency translation adjustment.

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

Note 3—Concentration Risk

Cash and Cash Equivalents

We maintain deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of December 31, 2022 and 2021, including foreign subsidiaries, without FDIC coverage was $0.0 and $0.0 million, respectively.

Note 4 — Discontinued Operations

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

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	December 31,	December 31,
	2022	2021
	(in thousands)
Major classes of assets
Cash and cash equivalents	$—	$—
Deferred course expenses	—	—
Discontinued operations-current assets	—	—
Other assets	32	33
Total major classes of assets - discontinued operations	$32	$33
Major classes of liabilities
Accounts payable	$3,332	$3,638
Accrued course expenses	526	587
Other accrued expenses	390	439
Deferred revenue	4,995	5,181
Total major classes of liabilities - discontinued operations	$9,243	$9,845

The financial results of the discontinued operations are as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
Revenue	$	$40
Total operating costs and expenses		907
Income (loss) from discontinued operations		(867)
Other income (expense), net		(80)
Income tax benefit (expense)		1,118)
Net income from discontinued operations	$	$171

Note 5—Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2022	2021
Land	$—	$—
Building and residential properties	—	—
Software	—	—
Equipment	—	234
Furniture and fixtures	—	—
Building and leasehold improvements	—	—
Property and equipment	—	234
Less: accumulated depreciation	—	(234)
Property and equipment, net	$—	$—

Depreciation expense on the property and equipment in each of the years ended December 31, 2022 and 2021 was $0.0 thousand and $4.0 thousand, respectively.

Note 6 - Short-Term and Long-Term Debt

(in thousands)	As of December 31, 2022	As of December 31, 2021
Senior Secured Convertible Debenture	$-	$500
EDIL Loan	200
Debt Discount	(383)	(467)
Senior Secured Convertible Debenture, net	(183)	33
Paycheck Protection Program loan	1,000	1,000
Paycheck Protection Program loan 2	742	1,900
IPFS Insurance Premium Note Payable	-	11
Total debt	1,559	2,944
Less current portion of long-term debt	(1,001)	(1,011)
Total long-term debt, net of current portion	$558	$1,933

(in thousands)	As of December 31, 2022	As of December 31, 2021
Senior Secured Convertible Debenture - related party	$2,413	$346
Debt Discount-related party	-	(204)
Senior Secured Convertible Debenture - related party, net	$2,413	$142

2023	$2,566
2024	148
2025	148
2026	148
Thereafter	1,161
Total debt	$4,171

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

In March 2021, ELE was notified that PPBI sold substantially all of its PPP loans, including the First Draw PPP Loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for the First Draw PPP Loan. On August 4, 2021, ELE received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $900 thousand in principal and $11 thousand in interest. The remaining outstanding principal balance of $1.0 million was originally due on April 24, 2022. On March 29, 2022, the documents to extend the maturity date to April 24, 2025 was signed. The extension agreement was executed on April 1, 2022. The loan is a term of sixty (60) months at 1.0% interest rate with monthly payments in the amount of $29 thousand. Interest paid was $16 thousand and $0.0 for the year ended December 31, 2022 and 2021, respectively.

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“LTP Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The LTP Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The LTP Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “LTP Conversion Shares”) at a price equal to $0.05 per share. Together with each LTP Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “LTP Warrants”). Under the term of the original LTP Debenture, LTP had an obligation to lend the Company an additional $625 thousand under the same terms prior to June 30, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. The LTP Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the LTP Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (“EdTech”) business. The aggregate number of shares issuable upon conversion of the LTP Debenture and upon the exercise of the LTP Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the LTP Debenture and the exercise of the LTP Warrants. At the annual meeting of stockholders of the Company held on July 2, 2021, the stockholders approved the future issuance of shares to LTP upon conversion under the LTP Debenture in excess of the 19.9% limitation, but no such shares have been issued. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the conversion price resulting in the issuance of 6.6 million shares of common stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 7 – Stock Warrants). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the years ended December 31, 2022 and 2021 were $14 thousand and $0.0 thousand, respectively.

On August 27, 2021, the Company amended the terms of the LTP Debenture to reduce LTP’s maximum funding obligation from $1 million to $675 thousand and to require LTP to fund the remaining principal balance of $300 thousand no later than October 15, 2021. On October 15, 2021, the Company received $100 thousand of the remaining $300 thousand funding obligation of LTP. On October 27, 2021, LTP funded the remaining funding obligation of $200 thousand. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $228 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the years ended December 31, 2022 and 2021 amounted to $194 thousand and $0.0 thousand, respectively.

On March 8, 2022, the Company defaulted on the LTP Debenture in the remaining amount left unconverted of $46 thousand and $9 thousand accrued interest. There was no acceleration of interest rate and no triggering of guarantees under the note agreement to increase any debt obligations.

Second Draw Paycheck Protection Program Note Agreement.

On April 20, 2021, ELE closed on an unsecured Paycheck Protection Program Note agreement (the “Promissory Note”) to borrow $1,899,832 from Cross River Bank, the lender, pursuant to the PPP, and extended to “Second Draw” PPP loans as described below (the “Second Draw PPP Loan”). The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, utilities, and certain covered operating expenses. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The Second Draw PPP Loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If all or any portion of the loan is not forgiven in accordance with the terms of the program, ELE will be obligated to make monthly payments of principal and interest in amounts to be calculated after the amount of loan forgiveness, if any, is determined to repay the balance of the loan in full prior to maturity. The Promissory Note contains customary events of default relating to, among other things, payment defaults and breaches of representations. ELE may prepay the loan at any time prior to maturity with no prepayment penalties. ELE got forgiveness for this loan as of December 31, 2022 for an amount of $1.14 million.

Debenture, Warrant and Guaranty Agreements, and Exercise of Conversion Rights.

On May 4, 2021, the Company issued a 10% Subordinated Secured Convertible Debenture (“Subordinated Debenture”) in the principal amount of $25 thousand to Michel Botbol, the Company’s Chairman and Chief Executive Officer at the time. The Subordinated Debenture called for interest at a rate of 10% and would have been due on the earlier of the occurrence of certain liquidity events with respect to the Company and May 4, 2022. The Subordinated Debenture was convertible at any time after the issuance date into shares of the Company’s common stock (the “Botbol Conversion Shares”) at a price equal to $0.05 per share (“Conversion Price”). Together with each Botbol Conversion Share, a warrant would be issued with a strike price of $0.05 per share and an expiration date of May 4, 2026 (the “Botbol Warrants”). Mr. Botbol also had the option to extend the maturity date of the loan for a term not to exceed four years from the original maturity date of that loan. The Subordinated Debenture is secured by a lien on all the Company’s assets subordinated to the lien granted to LTP. The Company’s U.S. subsidiaries are required to enter into guaranties in favor of Botbol under which such subsidiaries guaranteed the Company’s obligations under the Subordinated Debenture and granted Botbol a lien on all assets of such subsidiaries subject to the lien held by LTP. The use of proceeds from the Subordinated Debenture was to extinguish liabilities of the Company and to fund working capital, general corporate purposes and the development of administrative functions. The aggregate number of shares issuable upon conversion of the Subordinated Debenture and upon the exercise of the Botbol Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the Subordinated Debenture and the exercise of the Botbol Warrants. On May 4, 2021, Mr. Botbol exercised his conversion rights with respect to the entire $25 thousand of outstanding principal at the Conversion Price resulting in the issuance of 500 thousand shares of common stock to him. In addition, an equal number of warrants were issued on May 4, 2021 (see Note 7 – Stock Warrants). The Botbol Warrants will not be listed for trading on any national securities exchange. The Botbol Warrants and the shares issuable upon conversion of the Subordinated Debenture are not being registered under the Securities Act.

Senior Secured Convertible Debenture, Advisory Agreement, and Intercreditor Agreement.

On August 27, 2021, the Company issued a $500 thousand Senior Secured Convertible Debenture (the “GLD Debenture”) to GLD Legacy Holdings, LLC (“GLD”). The GLD Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company or August 27, 2026. The GLD Debenture may be converted at any time after the issue date into shares of the Company’s common stock (the “GLD Conversion Shares”) at a price equal to $0.05 per share. Together with each GLD Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of August 27, 2026 (the “GLD Warrants”). The cash receipt date, August 27, 2021, was used for the market value of stock on measurement date, at $0.10 per common share, resulting in the recognition of debt discount and additional paid-in capital of $500 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $500 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the year ended December 31, 2022 and 2021 was $25 thousand and $0.0 thousand, respectively. Net proceeds were $485.2 thousand after legal fees and transaction expenses of $14.8 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. GLD has an option to lend the Company an additional $500 thousand under the same terms prior to December 31, 2023. The GLD Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into guaranties on August 27, 2021, in favor of GLD under which such subsidiaries guaranteed the Company’s obligations under the GLD Debenture and granted GLD a lien on all assets of such subsidiaries. The proceeds from the GLD Debenture were used for working capital for the development of the Company’s Legacy EdTech business and for working capital for the operation of the Company’s seminar business. The GLD Warrants will not be listed for trading on any national securities exchange. The GLD Warrants and the shares issuable upon conversion of the GLD Debenture are not being registered under the Securities Act. The aggregate number of shares issuable upon conversion of the GLD Debenture and upon the exercise of the GLD Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the GLD Debenture and the exercise of the GLD Warrants. Under the terms of the GLD Debenture, and until all of the obligations of the Company under the GLD Debenture have been paid in full, GLD may appoint one member to the board of directors of the Company, subject to the review and approval of the GLD appointed candidate by the Nominating and Governance Committee of the Company. In lieu of cash compensation, the GLD appointed director will receive a grant of 150,000 restricted shares of common stock of the Company upon appointment to the board.

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

IPFS Premium Finance Agreement.

On July 30, 2021, the Company entered into a premium finance agreement for insurance coverage in the amount of $26 thousand at an interest rate of 5.55% for 10 months. The balance remaining as of December 31, 2022, is $4.0 thousand.

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

The maturity date of the May Note is 12 months from the issue date with an option to extend for up to 6 months in the sole discretion of the Company and is the date upon which the principal sum as well as interest and other fees, shall be due and payable. The May Note bears interest commencing on May 17, 2022, at a fixed rate of 6% per annum.

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

ABCImpact Loans.

Between June 9, 2022 and December 30, 2022, the Company borrowed an aggregate of $1.8 million from ABCImpact, evidenced by a series of 10% Convertible Debentures. Pursuant to the debentures, ABCImpact has the option to loan up to an additional $3.18 million to the Company.

ABCImpact is a recently-formed entity in which an affiliate of Barry Kostiner, the Company’s Chief Executive Officer and sole director, has a non-controlling passive interest.

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

See Note 18 “Subsequent Events”, for additional disclosures regarding subsequent borrowings.

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

A summary of the warrant activities for the year ended December 31, 2022, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)[1]
Balance as of January 1, 2021	—	—	—	—
Granted	7,083,500	$0.05	—	—
Balance as of December 31, 2021	7,083,500	$0.05	4.3	850
Exercisable as of December 31, 2022	7,083,500	$0.05	4.1	659

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.1430 for our common stock on December 31, 2022.

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

During the year ended December 31, 2022, pursuant to the 2015 Incentive Plan, we awarded 550,000 shares of restricted stock to the independent members of the Board of Directors, which are subject to a two-year cliff vesting. The grant date price per share was $0.06 for a total grant date fair value of $34.7 thousand. In addition, we granted 1,735,000 shares of restricted stock to employees, which are subject to three-year cliff vesting. During the year ended December 31, 2021, 945,000 restricted employee shares were forfeited. The grant price per share was $.06 for a total fair grant value of $49.8 thousand. We also granted 100,000 shares each of restricted stock to three external consultants for a total of 300,000 shares, which were fully vested at a grant date. The grant date price per share was $0.06 for a total grant date fair value of $6.3 thousand. We granted another 315,000 shares of restricted stock to an external consultant, which were fully vested at the grant date. The grant date price per share $.10 for a total grant date fair value of $31.5 thousand.

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

The following table reflects the activity of the restricted shares:

Restricted Stock Activity (in thousands)	Number of shares	Weighted average grant date value
Unvested at December 31, 2019	456	$0.25
Granted	180	0.08
Forfeited	(64)	0.28
Vested	(480)	0.20
Unvested at December 31, 2020	92	$0.11
Granted	2,900	0.07
Forfeited	(945)	0.06
Vested	(1,257)	0.08
Unvested at December 31, 2021	790	$0.06

Unvested at December 31, 2022	790	$0.06

Compensation Expense and Related Valuation Techniques

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee and non-employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Unrecognized compensation expense associated with unvested share-based awards, consisting entirely of unvested restricted stock, was $56 thousand and $122 thousand at December 31, 2022 and 2021, respectively. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Our stock-based compensation expense was $56 thousand and $122 thousand in the years ended December 31, 2022 and 2021, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no related income tax effects in either year.

Note 9—Employee Benefit Plan

We have a 401(k)-employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. We provided for a matching contribution of $9.6 thousand and $55 thousand during the years ended December 31, 2022 and 2021, respectively.

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

Our sources of income (loss) and income tax provision (benefit) are as follows (in thousands):

	Years ended
	December 31,
	2022	2021
Income/(loss) from continuing operations before income taxes:
U.S.	$(1,543)	$(1,211)
Non-U.S.	-	1,190
Total income/(loss) from continuing operations before income taxes:	$(1,543)	$(21)

Provision (benefit) for taxes:
Current:
Federal	$764	$(887)
State	(6)	244
Non-U.S.	0	0
Penalties
Total current	756	(643)
Deferred:
Federal	(661)	1,139
State	(52)	220
Non-U.S.	-	-
Total deferred	(698)	1,359
Noncurrent
Federal	-	-
State	-	-
Non-U.S.	-	-
Total noncurrent	0	0
Total income tax expense (benefit)	$58	$716
Effective income tax rate	-3.8%	-3409.5%

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Years ended
	December 31,
	2022	2021
Computed expected federal tax benefit (expense)	$324	$4
(Decrease) Increase in valuation allowance	0	0
State income, net of federal benefit	(46)	367
Non-U.S. income taxed at different rates	22	(205)
Intercompany Gain	0	738
Unrecognized tax benefits	0	0
Other	(241)	(189)
Income tax benefit (expense)	$58	$716

We recorded income tax expense (benefit) of $0.06 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

We do not expect to repatriate earnings from its foreign subsidiaries because the cumulative earnings and profits of the foreign subsidiaries as of December 31, 2022 and 2021 are negative. Accordingly, no U.S. federal or state income taxes have been provided thereon.

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$800	$136
Depreciation	0	-
Valuation allowance	0	-
Total deferred tax assets	$800	$136
Deferred tax liabilities:
Deferred course expenses	$0	$(34)
Intercompany Debts	(1,596)	(1,596)
Total deferred tax liabilities	(1,596)	(1,630)
Net deferred tax asset (liability)	$(796)	$(1,494)

We have retained a full valuation allowances of $3.5 million against the deferred tax assets of our Australian, Canadian, U.K., Hong Kong, and South Africa subsidiaries as of December 31, 2022. We have retained full valuation allowances of $3.5 million against the deferred tax assets of our Australian, Canadian, U.K., Hong Kong, and South Africa subsidiaries as of December 31, 2021. The most significant negative factor that was considered in determining whether a valuation allowance was required is a cumulative recent history of losses in all jurisdictions for the entities mentioned above.

Our federal income tax returns for the years after 2017 are subject to examination by the Internal Revenue Service. Our state tax returns for all years after 2017 or 2016, depending on each state’s jurisdiction, are subject to examination. In addition, our Canadian tax returns and United Kingdom tax returns for all years after 2013 are subject to examination.

The liability pertaining to uncertain tax positions was $0.3 million at December 31, 2022 and 2021. In accordance with GAAP, we recorded expense that increased the total liability pertaining to uncertain tax positions which was more than offset by a decrease in the total liability attributable to foreign currency fluctuations and tax rate adjustments. A significant portion of the liability pertaining to uncertain tax positions is recorded as a reduction of the value of net operating loss carryovers.

We include interest and penalties in the liability for uncertain tax positions. Accrued interest and penalties on uncertain tax positions were approximately $0.17 million at December 31, 2022 and $0.04 at December 31 2021 and is included in other liabilities in the accompanying Consolidated Balance Sheets. If applicable, we recognize interest and penalties related to uncertain tax positions as tax expense.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	As of December 31,
	2022	2021
Unrecognized tax benefits - January 1	$309	$309
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Unrecognized tax benefits - December 31	$309	$309

The total liability for unrecognized tax benefits at December 31, 2022, is included in other liabilities in the Consolidated Balance Sheets. The total liability for unrecognized tax benefits at December 31, 2022 and 2021, are as follows:

	As of December 31,
	2022	2021
Reduction of net operating loss carryforwards	$—	$—
Noncurrent tax liability (reflected in Other long-term liabilities)	309	309
Total liability for unrecognized tax benefits	$309	$309

We do not expect any significant changes to unrecognized tax benefits in the next year. We estimate $0.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate at December 31, 2022 and 2021.

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

Common Stock

As of December 31, 2022, 38,182,697 shares of our Common Stock were outstanding. The outstanding shares of our Common Stock are validly issued, fully paid and non-assessable.

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

Preferred Stock

As of December 31, 2022 and 2021, no shares of our preferred stock were outstanding.

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

Weighted average unvested restricted stock awards outstanding for the year ended December 31, 2022 were not included in the computation of our diluted EPS, as inclusion would have been anti-dilutive.

The calculations of basic and diluted EPS are as follows:

	Years Ended December 31, 2022			Years Ended December 31, 2021
		Weighted			Weighted
	Net	Average Shares	Loss Per	Net	Average Shares	Earnings Per
	Loss	Outstanding	Share	Loss	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(1,511)	35,486	$(0.04)	$(566)	29,187
Amounts allocated to unvested restricted shares and warrants	—	—
Amounts available to common stockholders	$(1,511)	35,486	$(0.04)	$(566)	29,187	$(0.02)
Diluted:
Amounts allocated to unvested restricted shares	—	—		—	—
Stock warrants	—	—		—	—
Shares of common stock to be issued for convertible note	—	—		—	—
Amounts reallocated to unvested restricted shares	—	—		—	—
Amounts available to stockholders and assumed conversions	$(1,511)	35,486	$(0.04)	$(566)	29,187	$(0.02)

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

The Company does not have any financial assets or liabilities measured and recorded at fair value on our consolidated balance sheets on a recurring basis as of December 31, 2022 and 2021.

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

The proportion of our total revenue attributable to each segment is as follows:

	Years Ended December 31,
As a percentage of total revenue	2022	2021
North America	100%	65.1%
U.K.	—%	34.9%
Other foreign markets	—%	—%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Years Ended December 31,
	2022	2021
Segment revenue	(In thousands)
North America	$1,084	$5,021
U.K.	—	2,689
Other foreign markets	—	—
Total consolidated revenue	$1,084	$7,710

	Years Ended December 31,
	2022	2021
Segment gross profit contribution *	(In thousands)
North America	$406	$1,586
U.K.	—	2,194
Other foreign markets	—	—
Total consolidated gross profit	$406	$3,780

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expense.

	Years Ended December 31,
	2022	2021
Depreciation and amortization expenses	(In thousands)
North America	$—	$2
U.K.	—	2
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$-	$4

	December 31,	December 31,
	2022	2021
Segment identifiable assets	(In thousands)
North America	$384	1348
U.K.	$55	126
Other foreign markets	$163	175
Total consolidated identifiable assets	$602	$1,649

Note 16—Commitments and Contingencies

Licensing agreements.

We are committed to pay royalties for the usage of certain brands, as governed by various licensing agreements, including T&B Seminars, Inc., and Rich Dad. There were no royalty expenses included in our Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2022 and 2021. Our License Agreement with our Rich Dad brand licensor expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use the Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the agreement.

Purchase commitments.

From time to time, the Company enters into non-cancellable commitments to purchase professional services, Information Technology licenses and support, and training courses in future periods. There were no purchase commitments made by the Company for the years ended December 31, 2022 and 2021.

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida (the “Court”) by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its General Counsel and former Chief Executive Officer were named as defendants to a civil conspiracy count. The suit, as originally filed, primarily related to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit, as originally filed, included claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint with the Court against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holdings, Inc. (“Holdings”), and certain shareholders of the Company. The Second Amended Complaint included claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint, which included claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of Unfair and Deceptive Business Practices Act against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s current General Counsel, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. On September 17, 2020, the Court (i) granted summary judgment in favor of Tigrent and Holdings on TBPI’s claim for conspiracy; (ii) denying TBPI’s motion for summary judgment against Tigrent in which TBPI sought a declaration by the Court that claims against TBPI in a lawsuit to which neither Tigrent nor Holdings is a party (“Third Party Lawsuit”) were within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement; and (iii) denying TBPI’s motion for summary judgment in which TBPI sought a declaration by the Court that TBPI’s attorney’s fees incurred the Third Party Lawsuit were also within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement. On August 18, 2020, TBPI voluntarily dismissed all shareholder defendants, other than Mr. May and Steven Barre, Tigrent’s former Chief Executive Officer. On January 4, 2021, a Settlement Agreement and Mutual Release was entered into by and between TBPI, M. Barry Strudwick, Carl Weiss and Susan Weiss (the “Strudwick Parties”) and Tigrent Inc., Legacy Education Alliance, Inc., Legacy Education Alliance Holdings, Inc., Mr. May, and Steven Barre (Defendants) pursuant to which the Strudwick Parties agreed to dismiss the lawsuit with prejudice against all parties and the Company agreed to pay the aggregate sum of $400,000 payable in one installment of $100,000 on February 18, 2021 and five quarterly installments of $60,000 commencing on May 19, 2021, which the Company has accrued for within accounts payable as of December 31, 2021, and within accounts payable and other long-term liability for the current and long-term portions as of December 31, 2021, within the Consolidated Balance Sheets. The parties also exchanged mutual releases as part of the Settlement Agreement. The lawsuit was dismissed by order of the Court on January 12, 2021. Through June 30, 2022, the Company has paid $340,000 of the total settlement. The final settlement payment was due 450 days after February 18, 2021 in the amount of $60,000 and is in default. On May 25, 2022, a Motion for Judgement after default of settlement agreement was filed which triggered and entitled immediate entry of judgement of $160,000.

In the Matter of Legacy Education Alliance International, Ltd. On October 28, 2019, an Application for Administration was filed in the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”), whereby four creditors of Legacy UK, one of our UK subsidiaries, sought an administration order with respect to the business affairs of the subsidiary, the appointment of an administrator, and such other ancillary orders as the applicants may request or as the court deemed appropriate. On November 15, 2019, the creditors obtained an Administration Order from the English Court. Under the terms of the Administration Order, two individuals have been appointed as administrators of Legacy UK and will manage Legacy UK and operate its affairs, business and property under the jurisdiction of the English Court. The administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300,000 (British pounds) to Mayflower Alliance LTD. We will not receive any proceeds from the sale of Legacy UK. On November 19, 2020, the administrators filed notice of their proposal to move from administration to a creditors’ voluntary liquidation and on December 9, 2020, notice was filed with Companies House that Paul Zalkin and Nicholas Simmonds were appointed as liquidators of Legacy UK to commence its winding up. Further details regarding the resolution of claims and liabilities may not be known for several months. Because there are a number of intercompany relationships between the Company and Legacy UK, the financial impact of any future claims in relation to the administration and disposition of Legacy UK, outside of those included in the discontinued operations of Legacy UK (see Note 4 “Discontinued Operations”), is unknown to us at this time, as is the timing and other conditions and effects of the administrative process. On December 8, 2020 we paid $390,600 in cash and transferred our residential properties in the value of $363,000 as settlement of intercompany debts of two of our subsidiaries, LEAI Property Development UK, Ltd. and LEAI Property Investment UK, Ltd., totaling $924,000 to Legacy UK.

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

In the matter of GLD Legacy Holders LLC Index No. 651638/2023. An Affidavit in Opposition to the Plaintiff’s Motion for Summary Judgment in lieu of Complaint and in support of Defendant’s Cross-Motion to Dismiss the Action was filed by Barry Kostiner. Pursuant to New York Civil Practice Law Rules (hereinafter “CPLR”) Section 3213, the presiding judge has discretion to either grant or deny the motion. We have not yet received a ruling from the court regarding this matter but we believe that the plaintiff’s motion is technically deficient and we have, therefore, provided the court with documents and memorandum that we believe are sufficient to support a denial of the plaintiff’s motion.

In the Matter of DMG Productions LLC. CASE NO: 50-2022-CA007610 the court issued a judgment of $97,112.25 on October 5, 2022 related to the default on an invoice for $53,500 dated April 29, 2022. It is the Company’s view that the default under the agreement with DMG Productions and the subsequent judgment was not validly issued. The Company intends to dispute this judgment.

There are approximately 60 students of ELE that have not received complete fulfilment of the Company’s contractual obligations. The total revenue collected from these students is approximately $1.1M. It is the intention of the Company to use best efforts to fulfil these students, although most of these contractual obligations have expired. Some of these students have litigation that has been filed, with potential additional litigation expected. Cases filed include: William Thayer Case No.22-CC-005571, Brent Rawlings Case No. 2021 CA-004771 and Harris Case No. 21-SC-02083. It is expected that our total cost of fulfilling our student obligations, including expenses of fulfilments, settlements and judgements will range between $100,000 and $500,000.

Mr. Kostiner, our Chairman, Chief Executive Officer, and Interim Principal Financial and Accounting Officer is a named defendant in three legal proceedings which are described below.

Other Legal Proceedings.

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

On September 30, 2022, the Court denied PAIF’s motion for leave to file the RSA Complaint and ruled that since plaintiff cannot assert a viable RICO claim, the Court directed the Clerk to enter judgment dismissing plaintiff’s civil RICO claims with prejudice and dismissing plaintiff’s state-law claims for lack of supplemental jurisdiction.

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

Note 17 - Leases

Right-of-Use Assets and Leases Obligations

We lease office space and office equipment under non-cancellable operating leases, with terms typically ranging from one to three years, subject to certain renewal options as applicable. We consider those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

We do not separate lease and non lease components of contracts. There are no material residual value guarantees associated with any of our leases. There are no significant restrictions or covenants included in our lease agreements other than those that are customary in such arrangements.

Lease Position as of December 31, 2022

The table below presents the lease related assets and liabilities recorded on the Consolidated Balance Sheets as of December 31, 2022 and 2021:

	Classification on the	December 31,	December 31,
Balance Sheet Line	Balance Sheet	2022	2021
		(in thousands)
Assets
Operating lease assets	Operating lease right of use assets	$113	$20
	Total lease assets	$113	$20

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$67	$20
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$46	$—
	Total lease liabilities	$113	$20

Lease cost for the year ended December 31, 2022

The table below presents the lease related costs recorded on the Consolidated Statement of Operation and Comprehensive Income for the years ended December 31, 2022 and 2021:

		Years Ended December 31,
Lease cost	Classification	2022	2021
		(in thousands)
Operating lease cost	General and administrative expenses	$20	$27
	Total lease cost	$20	$27

Other Information

The table below presents supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$20	$27
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$—	$1

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases as of December 31, 2022:

	December 31,	December 31,
	2022	2021
Weighted average remaining lease term - operating leases	0.50 years	0.75 years
Weighted average discount rate - operating leases	12.00%	12.00%

Note 18—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to May 19, 2023, the date that the financial statements were issued. Other than those listed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

Between January 20, 2023 and March 17, 2023, Legacy Education Alliance, Inc. (the “Company”) borrowed an aggregate of $638,000 (collectively, the “Loan”) from ABCImpact I, LLC, a Delaware limited liability company (the “Lender”), evidenced by one or more 10% Convertible Debentures (the “Debentures”). Pursuant to the Debentures, the Lender has the option to loan up to an additional $2,684,500 to the Company.

The Lender is a recently-formed entity in which an affiliate of Barry Kostiner, the Company’s Chief Executive Officer and sole director, has a non-controlling passive interest. The Lender previously loaned an aggregate of $2,315,500 to the Company pursuant to convertible debentures substantially similar to the Debentures.

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

The Company intends to use the net proceeds from the Loan for general corporate purposes and working capital.

The then outstanding and unpaid principal and interest under each Debenture shall be converted into shares of Company common stock and an equal number of common stock purchase warrants (the “Warrant”) at the option of the Lender, at a conversion price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the Debenture. The Debentures are subject to a beneficial ownership limitation of 4.99% (or 9.99% in the Lender’s discretion).

The Company may not prepay the Debentures without the prior written consent of the Lender.

The Debentures contain customary events of default for transactions such as the Loan. If any event of default occurs, the outstanding principal amount under the Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing through the date of acceleration, shall become, at the Lender’s election, immediately due and payable in cash at the Mandatory Default Amount. “Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of the Debenture, plus all accrued and unpaid interest, divided by the conversion price on the date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP (as defined in the Debenture) on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of the Debenture, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Debenture.

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

The shares underlying the Debenture and the Warrants have “piggy-back” registration rights afforded to them.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. As of December 31, 2022, based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of December 31, 2022, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

Directors and Executive Officers

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

Our Board of Directors operates by majority vote. In the 2022 fiscal year, our Board of Directors held no meetings, as Barry Kostiner is our sole director. Any director may call a special meeting of our Board of Directors upon proper notice. In addition, our Board of Directors may take action by unanimous written consent in accordance with our Bylaws.

Set forth in the table below is the name, age and position with the Company of our sole director. Additional information about our sole director is provided below the table and in “Security Ownership of Certain Beneficial Owners and Management.” There are no family relationships among our sole director and executive officers.

Name	Age	Position
Barry Kostiner	51	Chairman of the Board, Interim Chief Executive Officer, Interim Principal Financial and Accounting Officer and Manager of Capital Markets

Barry Kostiner was appointed to the Board on May 3, 2021 and has also been a Manager of Capital Markets at the Company since March 2021, interim principal financial and accounting officer since November 8, 2021 and interim Chief Executive Officer since December 1, 2021. Mr. Kostiner is serving as the Chief Executive and Chairman of Sagaliam Acquisition Corp. Additionally, Mr. Kostiner has served as the President of Legacy Tech Partners, LLC (LTP), a microcap -focused EdTech investment vehicle, since February 2021. Mr. Kostiner was the CFO of Ameri Holdings Inc. (Nasdaq: AMRH) from October 2018 through December 2020. The operations of AMRH, including its global IT services business focused on SAP with operations in both the US and India, was acquired by management, with the residual Nasdaq vehicle acquired by Enveric Biosciences (Nasdaq: ENVB), an evidence-based cannabinoid pharma company focused on palliative therapies for cancer patients. Mr. Kostiner has been a consultant to ENVB since January 2021. From May 2016 through October 2018, Mr. Kostiner was a consultant to Cypress Skilled Nursing, a healthcare facility operator and from May 2017 through October 2018 he was a consultant to LinKay Technologies Inc., an artificial intelligence incubator with a portfolio of intellectual property focused on AI and LiDAR/geospatial technology, with a research staff in India and New York. Mr. Kostiner’s 20-year career in energy includes eight years at Goldman Sachs and Merrill Lynch and their affiliates, with a focus on energy trading and portfolio management, as well as serving as the CEO of an oil & gas SPAC (Nasdaq: PGRI) from 2005 through 2009. Mr. Kostiner earned a Bachelor’s of Science degree in Electrical Engineering and a Master’s of Science in Operations Research from MIT. His thesis on the mathematics of electric industry deregulation was sponsored by Harvard’s Kennedy School of Government. Mr. Kostiner is the President of, and holds a 25% membership interest in, Legacy Tech Partners, LLC, a Delaware limited liability company (“LTP”). On March 8, 2021, the Company issued a Senior Secured Convertible Debenture in the principal amount of $375 thousand to LTP.

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

Committees

We are not required under the Exchange Act to maintain any committees of our Board of Directors. Historically, we have formed certain committees of our board as a matter of preferred corporate practice; however, as of the date of this report, there are no members appointed to any of such committees. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

●	Audit Committee. The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its responsibility to oversee the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Committee shall also oversee the Company’s systems of internal controls regarding finance, accounting, information technology, legal and regulatory compliance and ethical behavior, the audits of the Company’s financial statements, the qualifications of the accounting firm engaged as the Company’s independent auditor, and the performance of the Company’s independent auditors.

We currently do not have any members on our Audit Committee, as all of the prior members resigned in 2021. Our Audit Committee has a written charter available on our website in the “Corporate Governance” section under the “Investors” link at www.legacyeducationalliance.com.

●	Compensation Committee. The purpose of the Compensation Committee is to oversee the Company’s compensation and benefits programs; establish, review, revise and interpret the Company’s compensation philosophy, policies and objectives; and evaluate the performance of the Company’s executive officers and set compensation levels for all executive officers, including any performance-based compensation.

We currently do not have any members on our Compensation Committee, as all of the prior members resigned in 2021. Our Compensation Committee has a written charter available on our website in the “Corporate Governance” section under the “Investors” link at www.legacyeducationalliance.com.

●	Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee is to provide support for the governance role of the Board of Directors in reviewing and making recommendations on the composition of the Board of Directors, oversee the evaluation of the Board of Directors and management of the Company, periodically assess the functioning of the Board of Directors and its committees and make recommendations to the Board of Directors regarding corporate governance matters and practices. On at least an annual basis, the Nominating and Corporate Governance Committee reviews overall compensation of the Board of Director. Any changes made to the compensation of the Board of Directors resulting from these reviews requires full ratification from the Board of Directors.

We currently do not have any members on our Compensation Committee, as all of the members resigned in 2021. Our Nominating and Corporate Governance Committee has a written charter available on our website at www.legacyeducationalliance.com.

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

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors, and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2022, with the exception of seventeen untimely Form 4s (each detailing a single transaction), three untimely Form 4s (each detailing two transactions), one untimely Form 4 (detailing three transactions), and one untimely Form 4 (detailing four transactions) for Mr. Kostiner and one untimely Form 4 (detailing a single transaction) for Legacy Tech Partners, LLC, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

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

Executive Employment Agreements

Set forth below is a description of the employment agreements of Barry Kostiner, Chairman and CEO,

Barry Kostiner Employment Agreement.

On March 9, 2021, the Company entered into an employment agreement with Barry Kostiner in the capacity of Manager, Capital Markets, and now its Chief Executive Officer, for no specific term. The Employment Agreement provides Mr. Kostiner with the following compensation and benefits:

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

As of August 2022, Mr. Kostiner has been receiving incremental compensation of $5,000 per month.

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

Retirement Benefits

We have a 401(k)-employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. The Company made matching contributions in 2022.

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

For 2022, the annual salary paid to any of our Named Executive Officers did not exceed $1.0 million. Restricted stock granted under the terms of long-term incentives are exempt as performance-based compensation for purposes of calculating the $1.0 million limit. To maintain flexibility in compensating the Named Executive Officers in a manner designed to promote varying corporate goals, the Compensation Committee reserves the right to recommend and award compensation that is not deductible under Section 162(m).

Executive Compensation Tables

The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executive Officers during the two fiscal years ended December 31, 2022 and 2021:

Summary Executive Compensation Table

For the Years Ended December 31, 2022(1) and 2021

Name and Principal Position	Year	Salary(1) $	Bonus(1) $	Stock Awards2)(3) $	Other(4) $	Total ($)
Barry Kostiner	2022	134,231	22,500	—	26,126	182,857
Chief Executive Officer and Director (since 12/01/2021)	2021	87,231	—	—	26,126	113,357

Michel Botbol	2022	—	—	—	—	—
Former Chief Operating Officer	2021	130,769	—	—	26,691	157,460
( 03/08/2021 through 12/01/2021)

James E .May	2022	—	—	—	—	—
Former Chief Executive Officer (through 03/08/21)	2021	184,554	50,000	—	26,843	261,397

Former General Counsel (03/08/2021 through 11/04/2021)

Vanessa Guzmán-Clark	2022	—	—	—	—	—
Chief Financial Officer (through 11/08/2021)	2021	153,473	50,000	—	29,273	232,746

(1)	The Company’s 2015 Equity Plan (the “2015 Incentive Plan”) was approved by the stockholders at our annual meeting of stockholders on July 16, 2015. The 2015 Incentive Plan reserves 5,000,000 shares of our Common Stock for stock options, restricted stock, and a variety of other types of equity awards. The text of the 2015 Incentive Plan is included in the attachment marked as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 2015. The financial activity pertaining to our employees and directors under the 2015 Incentive Plan is reflected in our consolidated financial statements presented herein.

(2)	Stock awards are valued based on the closing price per share on the grant date.

(3)	Includes 401(k) match, employer portion of employee’s health, vision, dental and life insurance benefits paid by the Company as part of the Company’s Employee Benefits Programs.

As of December 31, 2022, there were no outstanding option awards for any of our Named Executive Officers.

Potential Payments Upon Termination or Change in Control

There are no currently existing potential payments upon termination or change of control with any of our Named Executive Officers. We did not pay any such amounts to any of our former executive officers upon their resignations in November and December 2022.

DIRECTOR COMPENSATION

On at least an annual basis, the Compensation Committee has historically reviewed overall board of director’s compensation. Any changes made to Board compensation as a result of these reviews requires full ratification by the Board of Directors. We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required of the Board of Directors.

Our employee directors have historically not received any additional compensation for serving on the Board. During 2022, the only employees who served as a director was Barry Kostiner.

In addition to receiving quarterly retainers, directors have been generally eligible to receive sign-on and annual equity awards through stock or options. We have adopted an equity incentive plan that was approved by the stockholders at our annual meeting of stockholders on July 16, 2015 for equity-based incentives under the Company’s 2015 Equity Plan (the “2015 Incentive Plan”).

Total compensation attributable to each non-employee director during 2022, which excludes reimbursable expenses, was NIL

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

The following table sets forth the beneficial common stock ownership as of January 10, 2023 (i) of each person or entity known by us to be the beneficial owner of five percent or more of our common stock, (ii) by each of our directors, Named Executive Officers and nominee for director and (iii) by all directors and executive officers as a group.

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

Name	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(1)
Barry Kostiner(2)	15,415,000	34.18%
All directors and executive officers as a group (1 person)	15,415,000	34.18%
Other owners of more than 5% of outstanding Common Stock
GLD Legacy Holdings, LLC(3)	22,100,000	37.98%
Legacy Tech Partners LLC(4)	15,100,000	33.48%
Anthony C. Humpage(5)	3,969,312	10.43%
Pemberton Holdings, LLC(5)	2,842,819	7.45%
Day One, LLC(6)	2,411,368	6.32%
Ingrid Whitney(7)	2,279,799	5.97%
David S. Nagelberg(8)	2,102,054	5.51%
International Securities 3, LLC(7)	397,310	1.04%
McDowell Sonoran, LLC(5)	196,000	*

*	Less than 1%
(1)	Based on 38,182,697 shares of Common Stock issued and outstanding as of January 10, 2023.
(2)	Represents (i) 315,000 restricted shares held directly by Mr. Kostiner, (ii) 8,186,500 issued and outstanding shares of our common stock held by LTP and (iii) 6,913,500 shares of our common stock underlying an outstanding 10% senior secured convertible debenture due March 8, 2022 held by LTP (the “LTP Debenture”). Mr. Kostiner, sole member of our Board of Directors and CEO, is the president of LTP and has voting and dispositive power over these shares. Does not include (a) up to an additional 90,000,000 shares of our common stock that may be issued upon conversion of the LTP Debenture (assuming we borrow all amounts under the LTP Debenture), (b) up to an additional 100,000,000 shares of our common stock underlying warrants issued or to be issued to the Selling Shareholder upon conversion of the LTP Debenture, and (c) up to 28,000,000 shares of our common stock and a like number of warrants that may be issuable under outstanding convertible debentures held by ABCImpact I, LLC, of which an affiliate of Mr. Kostiner has a non-controlling beneficial interest, all of which are subject to a 4.99% beneficial ownership blocker. Mr. Kostiner disclaims beneficial ownership except to the extent of his pecuniary interests therein.

(3)	Daniel Gordon has voting and dispositive control over these shares, as the 100% owner of GLD Management, Inc., the General Partner of GLD Partners, LP, sole member of GLD Legacy Holdings, LLC. Represents 20,000,000 shares of our common stock underlying an outstanding debenture held by the Selling Shareholder (the “GLD Debenture”) and an additional 2,100,000 shares of issued and outstanding common stock. Does not include up to 20,000,000 shares of our common stock underlying warrants that would be issued to the Selling Shareholder upon the conversion of the GLD Debenture, or 315,000 shares of our common stock held by an affiliate of GLD.
(4)	Represents (i) 8,186,500 issued and outstanding shares of our common stock held by LTP and (iii) 6,913,500 shares of our common stock underlying an outstanding 10% senior secured convertible debenture due March 8, 2022 held by LTP (the “LTP Debenture”). Mr. Kostiner is the president of LTP and has voting and dispositive power over these shares. Does not include (a) up to an additional 90,000,000 shares of our common stock that may be issued upon conversion of the LTP Debenture (assuming we borrow all amounts under the LTP Debenture) and (b) up to an additional 100,000,000 shares of our common stock underlying warrants issued or to be issued to the Selling Shareholder upon conversion of the LTP Debenture, all of which are subject to a beneficial ownership blocker.
(5)	Based on a Schedule 13G jointly filed by Anthony C. Humpage, Pemberton Holdings, LLC and McDowell Sonoran LLC on February 14, 2020. The shares of Pemberton Holdings, LLC and McDowell Sonoran LLC are beneficially owned by Anthony C. Humpage. The address of Pemberton Holdings LLC and McDowell Sonoran LLC is 3225 McLeod Drive, Suite 100, Las Vegas, NV 89121.
(6)	Based on information available from the Company’s Record Shareholder list as of January 10, 2023. Upon information and belief, the shares of Day One, LLC and International Securities 3, LLC are beneficially owned by Russell A. Whitney. The address of Day One LLC and International Securities 3 LLC is 4818 Coronado Parkway, Cape Coral, FL 33904.
(7)	Upon information and belief based on information available from the Company’s Record Shareholder list as of January 10, 2023. The address of Ingrid Whitney is 1217 Cape Coral Parkway East, Cape Coral, FL 33904.
(8)	Based on a Schedule 13G filed by David Nagelberg on January 30, 2020. The address of David Nagelberg is c/o Thompson Hine LLP, 335 Madison Avenue, 12th Floor, New York, New York, 10017.

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

Between June 2022 and March 17, 2023, we borrowed an aggregate of $2,315,500 from ABCImpact I, LLC, evidenced by 10% Convertible Debentures. ABCImpact has the option to loan up to $5 million. An affiliate of Mr. Kostiner has a non-controlling passive interest in ABCImpact.

On July 15, 2022, we entered into a Forbearance Agreement with GLD Legacy Holdings, LLC, the holder of our 10% Senior Secured Convertible Debenture dated August 27, 2021, and Legacy Tech Partners, LLC, the holder of our 10% Senior Secured Convertible Debenture dated March 8, 2021. Mr. Kostiner is a manager of LTP. Pursuant to the Forbearance Agreement, GLD and LTP each agreed to forbear from exercising its rights against us under the applicable Note until the earlier of (i) a default under the Forbearance Agreement or a new default under such Note or (ii) October 15, 2022 (the “Forbearance Period”). Prior to the expiration of the Forbearance Period, the Company agreed to cause a sale of the GLD Note to ABCImpact or as directed by ABCImpact, at a purchase price equal to the outstanding balance due and payable on the GLD Note by no later than October 15, 2022, which shall be in full and complete satisfaction of our obligations to GLD under the GLD Note. As partial consideration for GLD entering into the Forbearance Agreement, the Company agreed to issue to GLD 2,100,000 shares of our common stock and to issue to LTP 1,600,000 shares of our common stock. The Company also agreed to use its best efforts to effect a spin-off of an existing to-be-determined subsidiary of the Company, pursuant to the terms described in the Forbearance Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors has appointed Ram Associates as our independent registered public accounting firm for our fiscal year ended December 31, 2022. Services provided to Legacy Education Alliance, Inc. by Ram Associates for fiscal year 2022 are described under “Fees to Independent Registered Public Accounting Firm for Fiscal Years 2022” below.

	Years ended
	December 31,
	2022	2021
Audit fees – Ram Associates (1)	$87	$95
Audit fees - MaloneBailey LLP (1)	—	52
Tax fees – Baker Tilly LLP (2)
Tax fees - Hacker Johnson & Smith PA (1)	—	82
Tax fees – Crowe Horwath LLP (3)	—	—
Tax fees - Harris Trotter LLP	—	20
Tax fees - Durward Jones Barkwell & Company LLP	4	3
Total fees	$91	$252

(1)	Audit fees includes approximately $67 thousand of accrued audit fees pertaining to our 2022 fiscal year audit to be billed in 2023 by Ram Associates.

(2)	Tax fees include fees related to GST or VAT audits in various international markets.

Audit Fees

This category includes the review of three interim quarterly financial statements of Legacy Education Alliance, Inc.’s quarterly financial statements, for the nine-month periods ended September 30, 2022 and the annual audit for the fiscal year December 31, 2022 of Legacy Education Alliance, Inc.’s financial statements, paid to Ram Associates. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control matters.

Tax Fees

This category consists of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, return preparation, tax audits and customs and duties.

Pre-Approval Policies

Historically, our Audit Committee operated under a written charter adopted by the Board. The Audit Committee Charter is available on our website at the “Governance Docs” link under the “Corporate Governance” link under the “Investors” tab at www.legacyeducationalliance.com. The purpose of the Audit Committee has been to assist the Board in fulfilling its responsibility to oversee the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Committee oversaw the Company’s systems of internal controls regarding finance, accounting, information technology, legal and regulatory compliance and ethical behavior, the audits of the Company’s financial statements, the qualifications of the accounting firm engaged as the Company’s independent auditor, and the performance of the Company’s independent auditors. Historically, the Audit Committee ha the sole authority and responsibility to appoint, compensate, evaluate and, when appropriate, replace the Company’s independent auditor. When making such determinations, the Audit Committee considered, among other things, the recommendations of management of the Company. We currently do not have any members on our Audit Committee, as all of the prior members resigned in 2021. Barry Kostiner, our sole director, does not qualify as independent under the applicable independence standards of the Exchange Act.

Historically, our Audit Committee served in an oversight capacity and was not part of the Company’s managerial or operational decision-making process. Management is responsible for the financial reporting process, including the system of internal controls, and the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. The Company’s independent auditor, Ram Associates, LLP, is responsible for auditing those financial statements and expressing an opinion as to their conformity with accounting principles generally accepted in the United States and expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Historically, the Audit Committee’s responsibility was to oversee the financial reporting process and the Company’s internal control over financial reporting. The Audit Committee relied, without independent verification, on the information provided to it and on the representations made by management, the internal auditor and the independent auditor. As we do not currently have an Audit committee, all such matters are currently overseen by Mr. Kostiner, the sole member of our Board of Directors.

The Board of Directors discussed with Ram Associates matters that independent registered public accounting firms must discuss with audit committees under generally accepted auditing standards and standards of the Public Company Accounting Oversight Board, including, among other things, matters related to the conduct of the audit of the Company’s consolidated financial statements and the matters required to be discussed by Public Company Accounting Oversight Board AU 380 (Communications with Audit Committees). These reviews included discussions with management and the independent auditor of the quality (not merely the acceptability) of the Company’s accounting principles, the reasonableness of significant estimates and judgments, and the disclosures in the Company’s consolidated financial statements, including the disclosures relating to critical accounting policies.

Ram Associates also provided to the Board of Directors the written disclosures and the letter required by applicable requirements of PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding its communications with the Board concerning independence, and represented that it is independent from the Company. The Board discussed with Ram Associates their independence from the Company and considered if services they provided to the Company beyond those rendered in connection with their audit of the Company’s consolidated financial statements, and reviews of the Company’s interim condensed consolidated financial statements included in its Quarterly Reports on Form 10-Q compromise independence.

During 2022, the Board received regular updates on the amount of fees and scope of audit and audit-related services provided. In addition, the Board reviewed and approved audit and non-audit services provided by Ram Associates pursuant to the preapproval policies and procedures set forth in the Audit Committee Charter related to the provision of audit and non-audit services by the independent auditors.

Based on the Board of Directors’ review and these meetings, discussions and reports discussed above, and subject to the limitations referred to above and in the Audit Committee Charter, the Board approved the inclusion of the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
2.1	Agreement and Plan of Merger, dated as of November 10, 2014, by and among Priced In Corp., Priced in Corp. Subsidiary, Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

2.2	Elite Legacy Education UK LTD, Proposal for Company Voluntary Arrangement	Incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed with the SEC on January 15, 2021.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

3.2	Certificate of Designation of Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

3.3	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

3.4	Amendment to Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

3.5	Amendment to Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018.

4.1	Rights Agreement dated as of February 16, 2017, between Legacy Education Alliance, Inc. and VStock Transfer, LLC, which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

4.2	Amendment to Rights Agreement dated as of November 12, 2018, between Legacy Education Alliance, Inc. and VStock Transfer, LLC	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on November 16, 2018.

4.3	Amendment to Rights Agreement dated as of February 11, 2021, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 12, 2021.

4.4	Assumption Agreement dated November 25, 2019, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.2 in the Company’s Form 10-K filed with the SEC on April 15, 2019.

4.5	Description of Registered Securities	Incorporated by reference to the Company’s Form S-1/A filed with the SEC on March 25, 2013.

10.1	Bill of Sale, Assignment and Assumption Agreement dated as of September 10, 2014, by and between Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

10.2	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

10.3	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and James E. May.	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 6, 2017.

10.4	Employment Agreement, dated March 18, 2021, by and between Legacy Education Alliance, Inc., and Vanessa Guzmán-Clark.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 20, 2021.

10.5	Royalty Payment Agreement dated March 15, 2013 (1)	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.6	License Agreement with Rich Dad Operating Company, LLC, dated September 1, 2013 (1)	Incorporated by reference to Exhibit 10.6 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.7	Settlement and Amendment to the 2013 License Agreement, dated April 22, 2014 (1)	Incorporated by reference to Exhibit 10.7 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.8	Second Amendment to Rich Dad Operating Company, LLC License Agreement, dated January 25, 2018. (1)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 29, 2018.

10.9	Mutual Waiver and Release of Claims, dated January 25, 2018.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on January 29, 2018.

10.10	Talent Endorsement Agreement with Robbie Fowler, dated January 1, 2015	Incorporated by reference to Exhibit 10.9 in the Company’s Form 10 filed with the SEC on May 12, 2017.

10.11	Talent Endorsement Agreement with Martin Roberts, dated April 20, 2017.	Incorporated by reference to Exhibit 10.10 in the Company’s Form 10 filed with the SEC on May 12, 2017.

Exhibit No.	Title	Method of filing
10.12	2015 Incentive Plan	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Stockholders filed with the SEC on June 16, 2015.

10.13	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2015.

10.14	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 17, 2015.

10.15 +	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (2015 Incentive Plan)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 22, 2015.

	Settlement Agreement and Release dated October 31, 2017 among Elite Legacy Education, Inc.; Rich Dad Education, LLC; and Tigrent Enterprises, Inc. and the other parties thereto.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 1, 2017.

10.16	December 23, 2019 Real Estate Education Training Program Development Agreement by and between Legacy Education Alliance Holdings, Inc., and T&B Seminars, Inc.	Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 30, 2021.

10.17	Bankruptcy or Receivership of Legacy UK	Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 30, 2021.

10.18	Commercial Contract dated July 24, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 10-Q filed with the SEC on August 14, 2021.

10.19	First Amendment to Commercial Contract dated August 20, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-k filed with the SEC on August 20, 2021.

10.20	Second Amendment to Commercial Contract dated September 24, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 29, 2021.

10.21	Promissory Note and Mortgage, Assignment of Rents and Security Agreement, dated August 6, 2021, by and between 1612 E. Cape Coral Parkway Holding Co., LLC and Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 10-Q filed with the SEC on August 14, 2021.

10.22	Senior Secured Convertible Debenture Agreement dated March 8, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.23	Form of Guaranty	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.24	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

Exhibit No.	Title	Method of filing
10.25	Employment Agreement dated March 9, 2021, between Legacy Education Alliance, Inc., and Michel Botbol	Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.26	Non-Binding Term Sheet, dated February 11, 2021	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.27	Subordinated Secured Convertible Debenture Agreement dated May 4, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.28	Form of Guaranty	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.29	Form of Warranty	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.30	Paycheck Protection Program Note, dated April 19, 2021, by and between Cross River Bank and Elite Legacy Education, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on April 27, 2021.

10.31	Amendment to Senior Secured Convertible Debenture Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.32	Senior Secured Convertible Debenture Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.33	Form of Guaranty	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.34	Form of Warranty	Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.35	Intercreditor Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.36	Stock Purchase and Option Agreement dated November 18, 2021 with Mayer and Associates, LLC	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 23, 2021.

10.37	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 26, 2022

10.38	Form of convertible Promissory Note	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on May 26, 2022

10.39	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on May 26, 2022

10.40 +	Employment Agreement with Barry Kostiner dated March 9, 2021	Incorporated by reference to Exhibit 10.43 in the Company’s Registration Statement on Form S-1 filed with the SEC on October 14, 2022

10.41	Convertible Debenture, with form of Common Stock Warrant	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 15, 2022

10.42	Forbearance Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 21, 2022

10.43	Convertible Debenture, with form of Common Stock Warrant	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on August 12, 2022

10.44	Form of Convertible Debenture, with form of Common Stock Warrant	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on August 25, 2022

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 in the Company’s Form 10-K filed with the SEC on March 28, 2016.

21.1	List of Subsidiaries	Filed herewith.

31.1	Section 302 Certification by the Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification by the Executive Vice President and Chief Financial Officer	Filed herewith.

32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.

32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

+	Executive management contract or compensatory plan or arrangement.
(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(2)	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

	By:	/s/ BARRY KOSTINER
Dated: May 19, 2023		Barry Kostiner Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BARRY KOSTINER	Chairman of the Board, Chief Executive Officer	May 19, 2023
Barry Kostiner	(principal executive, financial and accounting officer)

