Form 10-Q
period 2023-03-31
Legacy Education Alliance, Inc.
filed 2023-07-07
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of July 6, 2023: 38,882,697.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2023

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, prospective products, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “will,” “outlook, “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or the negative of these terms or other similar expressions, or by discussions of strategy, plans or intentions. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties; including, but not limited to, our discussions regarding the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties, including, but not limited to our licensors; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our symposium-style course delivery model that may lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; any ongoing effects of the COVID-19 coronavirus pandemic on our business operations and financial results; and the estimates and matters described under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate. In addition, to the extent any inconsistency or conflict exists between the information included in this report and the information included in our prior reports and other filings with the SEC, the information contained in this report updates and supersedes such information.

Forward-looking statements are based on current plans, estimates, assumptions and projections, and therefore you should not place undue reliance on them, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein.

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

Presentation of Financial Statements

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or “Legacy” as used in this report refer collectively to Legacy Education Alliance, Inc., a Nevada corporation, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, Inc., including Tigrent Inc., a Colorado corporation (“TIGE”).

This Form 10-Q includes financial statements and related notes that present the consolidated financial position, results of operations, comprehensive income, and cash flows of Legacy and its subsidiaries.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2023	2022
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$111	112
Restricted cash	111	111
Deferred course expenses	200	163
Prepaid expenses and other current assets	347	342
Inventory	1	1
Discontinued operations current assets	—	—
Total current assets	$770	729
Property and equipment, net	—	—
Right-of-use assets	96	113
Other assets	6	6
Discontinued operations-other assets	32	32
Total assets	$904	$880
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	2,682	2,577
Royalties payable	110	110
Accrued course expenses	240	237
Accrued salaries, wages and benefits	308	195
Operating lease liability, current portion	63	67
Other accrued expenses	3,473	2,940
Deferred revenue	3,861	3,470
Short-term related party debt, net of unamortized debt discount of $133	3,260	2,429
Current portion of long term debt, net of unamortized debt discount of $0	1,001	1,184
Discontinued operations-current liabilities	9,442	9,243
Total current liabilities	$24,440	$22,452
Long-term debt, net of current portion and net of unamortized debt discount	558	558
Deferred tax liability, net	796	796
Other long term liabilities	—	—
Operating lease liability, net of current portion	32	46
Total liabilities	$25,827	$23,852
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 38,882,697 and 38,182,697 shares issued and outstanding as of March 31, 2023 and December 31, 2022	3	3
Additional paid-in capital	13,221	13,217
Cumulative foreign currency translation adjustment	617	1,593
Accumulated deficit	(38,573)	(37,695)
Non Controlling Interest	(191)	(91)
Total stockholders’ deficit	(24,923)	(22,973)
Total liabilities and stockholders’ deficit	$904	$880

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$72	$285
Operating costs and expenses:
Direct course expenses	73	104
Advertising and sales expenses	31	88
Royalty expenses	—	—
General and administrative expenses	886	647
Total operating costs and expenses	990	839
Income (loss) from operations	(918)	(554)
Other expense:
Interest expense, net	(60)	-125
Other expense, net	—	0
Gain on forgiveness of PPP Loan	—	0
Total other expense, net	(60)	(125)
Income (loss) from continuing operations before income taxes	(978)	(679)
Income tax (expense) benefit	—	136
Net income (loss) from continuing operations	(978)	(543)
Income from discontinued operations	0	0
Net income from discontinued operations	—	—
Less: Net Income attributable to Non controlling interest	$100
Net income (loss)	$(878)	$(543)

Basic earnings (loss) per common share - continuing operations	$(0.03)	$(0.02)
Basic earnings (loss) per common share - discontinued operations	—	—
Basic earnings (loss) per common share	$(0.03)	$(0.02)

Diluted earnings (loss) per common share - continuing operations	$(0.03)	$(0.02)
Diluted earnings (loss) per common share - discontinued operations	—	—
Diluted earnings (loss) per common share	$(0.03)	$(0.02)

Basic weighted average common shares outstanding	36,411	33,918
Diluted weighted average common shares outstanding	36,411	33,918

Comprehensive income:
Net income (loss)	(878)	(543)
Foreign currency translation adjustments, net of tax of $0	(976)	(144)
Total comprehensive income (loss)	(1,854)	(687)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited) (In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Non controlling	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	Interest	deficit
Balance on December 31, 2022	38,183	$3	$13,217	$1,593	$(37,695)	$(91)	$(22,972)
Share-based compensation expense	—	—	4	—			4
Issuance of common stock	700	—		—	—		—
Shares issued as per forbearance agreement		—			—		—
Treasury stock	—						—
Issuance of common stock		—	—	—	—		—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(976)	—		(976)
Net Loss	—	—	—	—	(878)	(100)	(978)
Balance at March 31, 2023	38,883	$3	$13,221	$617	$(38,573)	$(191)	$(24,923)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Non controlling	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	Interest	deficit
Balance on December 31, 2021	33,918	$3	$13,161	$837	$(36,184)		$(22,183)
Share-based compensation expense		—	4	—	—		4
Foreign currency translation adjustment, net of tax of $0	—	—	—	(144)	—		(144)
Net Loss	—	—	—	—	(543)		(543)
Balance at March 31, 2022	33,918	$3	$13,165	$693	$(36,727)	$—	$(22,866)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(978)	$(543)
Less net income from discontinued operations	—	—
Net income from continuing operations	$(978)	$(543)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash lease expense	—	6
Share-based compensation	4	4
Amortization of debt discount	96	96
Deferred income taxes	—	(158)
Changes in operating assets and liabilities:
Deferred course expenses	(19)	33
Prepaid expenses and other receivable	(338)	(104)
Accounts payable-trade	225	(156)
Accrued course expenses	24	(20)
Accrued salaries, wages and benefits	114	23
Operating lease liability	—	(6)
Other accrued expenses	370	(167)
Deferred revenue	302	(143)
Net cash used in operating activities - continuing operations	(200)	(1,135)
Net cash (used in) provided by operating activities - discontinued operations	—
Net cash used in operating activities	(200)	(1,135)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment property	—	—
Proceeds from sale property and equipment	—	—
Net cash provided by investing activities - continuing operations	—	—
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	552	(7)
Proceeds from issuance of debt	—	—
Net cash provided by financing activities - continuing operations	552	(7)
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	552	(7)
Effect of exchange rate differences on cash	(353)	480
Net decrease in cash and cash equivalents and restricted cash	(1)	(662)
Cash and cash equivalents and restricted cash, beginning of period, including cash in discontinued operations	$223	$950
Cash and cash equivalents and restricted cash, end of period	$222	$288

Supplemental disclosures:
Cash paid during the period for interest	$11	$3

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description.

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets, including investment strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic training, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the year ended December 31, 2022, our education operations were limited.

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

We were founded in 1996, and through a reverse merger, became a publicly-held company in November 2014. Legacy Education has touched more than five million students from more than 150 countries and territories over the course of its operating history. Its curriculum is designed to help people progress from beginner to educated.

Since January 1, 2022, we have operated under five brands: Legacy Elite, Legacy Building Wealth Club, Legacy Degree (affordable, accredited degree completion), Legacy Capital, and non-profit division, Legacy Open Library.

We have recently commenced various strategic initiatives and are embarking on a number of transactions, which if consummated we expect will strengthen the Company’s balance sheet and strategic positioning, including relationships with Brian Page and multiple education guidance counselors, marketers and non-profits. Further, the foundation of our proposed plan towards a Nasdaq uplisting includes the potential spinoff of the existing Legacy Education business, which was previously approved by shareholders, and the proposed acquisition of Coopersmith Career Consulting, each of which are in process but we can give no assurance at this time of success.

Our operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. The United Kingdom and Other Foreign Markets segments are in liquidation and no longer active.

Basis of Presentation.

The terms “Legacy Education Alliance, Inc.,” the “Company,” “we,” “our,” “us” or “Legacy” as used in these Notes to Consolidated Financial Statements refer collectively to Legacy Education Alliance, Inc., a Nevada corporation, the registrant, which was formerly known as Priced In Corp., and, unless the context otherwise requires, together with its wholly-owned subsidiary, Legacy Education Alliance Holdings, Inc., a Colorado corporation, other operating subsidiaries and any predecessor of Legacy Education Alliance Holdings, including Tigrent Inc., a Colorado corporation. All intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 4 “Discontinued Operations”, the sale of the assets and deferred revenues of Legacy Education Alliance International Ltd (Legacy UK), and liquidations of Legacy Education Alliance Hong Kong Limited (Legacy HK), Legacy Education Alliance Australia Pty, Ltd. (Legacy Australia) and Tigrent Learning Canada, Inc. (Tigrent Canada) are reflected as discontinued operations in the consolidated financial statements.

The accompanying unaudited Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Consolidated Statements of Operations and Comprehensive income are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

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

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the three months ended March 31, 2023 we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2023 and December 31, 2022, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	March 31,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$111	$112
Restricted cash	111	111
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$222	$223

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

Note 2 - New Accounting Pronouncements

Accounting Standards Adopted in the Current Period

We have implemented all the new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.

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

Share-based compensation expenses related to our restricted stock grants were $4.15 thousand and $4.0 thousand for the three months ended March 31, 2023 and 2022, respectively, which are reported as a separate line item in the consolidated statements of changes in stockholders’ deficit.

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

On October 28, 2019, four creditors of Legacy Education Alliance International Ltd. (“Legacy UK”), one of our UK subsidiaries, obtained an order from the High Court of Justice, Business and Property Courts of England and Wales (the “English Court”) with respect to the business and affairs of Legacy UK. Pursuant to the Administration Order of November 15, 2019, from the English Court, the two individuals appointed as administrators engaged a third-party to market Legacy UK’s business and assets for sale to one or more third parties. On November 26, 2019, Legacy UK’s assets and deferred revenues sold for £300 thousand (British pounds) to Mayflower Alliance LTD. We did not receive any proceeds from the sale of Legacy UK. Further details, including the resolution of claims and liabilities, and other information regarding the administration may not be forthcoming for several months. The impact of this transaction is reflected as a discontinued operation in the consolidated financial statements. We are awaiting outcome from the meeting of the Creditors on March 25, 2022. The Company is currently unaware of the status of this matter due to a lack of funds available for its UK counsel.

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Major classes of assets
Cash and cash equivalents	$—	$—
Deferred course expenses	—	—
Discontinued operations-current assets	—	—
Other assets	32	32
Total major classes of assets - discontinued operations	$32	$32
Major classes of liabilities
Accounts payable	$3,432	$3,332
Accrued course expenses	545	526
Other accrued expenses	403	390
Deferred revenue	5,062	4,995
Total major classes of liabilities - discontinued operations	$9,442	$9,243

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

Our weighted average unvested restricted stock awards outstanding were 790,000 and 91,500 for the three months ended March 31, 2023 and 2022, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(978)	36,411	$(0.03)	$(543)	33,918	$(0.02)
Amounts allocated to unvested restricted shares and warrants	—	—
Amounts available to common stockholders	$(978)	36,411	$(0.03)	$(543)	33,918	$(0.02)
Diluted:
Amounts allocated to unvested restricted shares	—	—		—	—
Stock warrants	—	—		—	—
Shares of common stock to be issued for convertible note	—	—		—	—
Amounts reallocated to unvested restricted shares	—	—		—	—
Amounts available to stockholders and assumed conversions	$(978)	36,411	$(0.03)	$(543)	33,918	$(0.02)

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

For the three-month ended March 31, 2023, the Company has the derivative liabilities measured at fair value on a recurring basis which are valued at level 3 measurement. At December 31, 2022, the Company does not have any financial assets or liabilities measured and recorded at fair value on its consolidated balance sheet on a recurring basis.

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

Note 7 - Short-Term and Long-Term Debt

(in thousands)	As of March 31, 2023	As of December 31, 2022
Senior Secured Convertible Debenture	—	$—
EIDL Loan	200	$200
Debt Discount	(383)	(383)
Senior Secured Convertible Debenture, net	(183)	(183)
Paycheck Protection Program loan	1,000	1,000
Paycheck Protection Program loan 2	742	742
IPFS Insurance Premium Note Payable	—	—
Total debt	1,559	1,559
Less current portion of long-term debt	(1,001)	(1,001)
Total long-term debt, net of current portion	558	$558

Short-term related party debt:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Senior Secured Convertible Debenture - related party	$3,281	$2,413
Debt Discount-related party	(21)	—
Senior Secured Convertible Debenture - related party, net	$3,260	$2,413

The following is a summary of scheduled debt maturities by year (in thousands):

2023	4,619
2024	12
2025	12
2026	12
Thereafter	164
Total debt	$4,819

First Draw Paycheck Protection Program Note Agreement

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

In March 2021, ELE was notified that PPBI sold substantially all of its PPP loans, including the First Draw PPP Loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for the First Draw PPP Loan. On August 4, 2021, ELE received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $900 thousand in principal and $11 thousand in interest. The remaining outstanding principal balance of $1.0 million was originally due on April 24, 2022. On March 29, 2022, the documents to extend the maturity date to April 24, 2025 was signed. The extension agreement was executed on April 1, 2022. The loan is a term of sixty (60) months at 1.0% interest rate with monthly payments in the amount of $29 thousand. Interest paid was $0 thousand and $2.5 thousand for the quarter ended March 31, 2023 and 2022, respectively.

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“LTP Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The LTP Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The LTP Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “LTP Conversion Shares”) at a price equal to $0.05 per share. Together with each LTP Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “LTP Warrants”). Under the term of the original LTP Debenture, LTP had an obligation to lend the Company an additional $625 thousand under the same terms prior to June 30, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. The LTP Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the LTP Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (“EdTech”) business. The aggregate number of shares issuable upon conversion of the LTP Debenture and upon the exercise of the LTP Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the LTP Debenture and the exercise of the LTP Warrants. At the annual meeting of stockholders of the Company held on July 2, 2021, the stockholders approved the future issuance of shares to LTP upon conversion under the LTP Debenture in excess of the 19.9% limitation, but no such shares have been issued. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the conversion price resulting in the issuance of 6.6 million shares of common stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 8 – Stock Warrants). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the quarter ended March 31, 2023 and 2022 were $14 thousand and $0.0 thousand, respectively.

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

Senior Secured Convertible Debenture, Advisory Agreement, and Intercreditor Agreement.

On August 27, 2021, the Company issued a $500 thousand Senior Secured Convertible Debenture (the “GLD Debenture”) to GLD Legacy Holdings, LLC (“GLD”). The GLD Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company or August 27, 2026. The GLD Debenture may be converted at any time after the issue date into shares of the Company’s common stock (the “GLD Conversion Shares”) at a price equal to $0.05 per share. Together with each GLD Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of August 27, 2026 (the “GLD Warrants”). The cash receipt date, August 27, 2021, was used for the market value of stock on measurement date, at $0.10 per common share, resulting in the recognition of debt discount and additional paid-in capital of $500 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $500 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the three months ended March 31, 2023 and the year ended December 31, 2022 was $0 and $25 thousand, respectively. Net proceeds were $485.2 thousand after legal fees and transaction expenses of $14.8 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. GLD has an option to lend the Company an additional $500 thousand under the same terms prior to December 31, 2023. The GLD Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into guaranties on August 27, 2021, in favor of GLD under which such subsidiaries guaranteed the Company’s obligations under the GLD Debenture and granted GLD a lien on all assets of such subsidiaries. The proceeds from the GLD Debenture were used for working capital for the development of the Company’s Legacy EdTech business and for working capital for the operation of the Company’s seminar business. The GLD Warrants will not be listed for trading on any national securities exchange. The GLD Warrants and the shares issuable upon conversion of the GLD Debenture are not being registered under the Securities Act. The aggregate number of shares issuable upon conversion of the GLD Debenture and upon the exercise of the GLD Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the GLD Debenture and the exercise of the GLD Warrants. Under the terms of the GLD Debenture, and until all of the obligations of the Company under the GLD Debenture have been paid in full, GLD may appoint one member to the board of directors of the Company, subject to the review and approval of the GLD appointed candidate by the Nominating and Governance Committee of the Company. In lieu of cash compensation, the GLD appointed director will receive a grant of 150,000 restricted shares of common stock of the Company upon appointment to the board.

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

Convertible Promissory Note.

On May 17, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and issued and sold to TLC Management & Consulting LLC (the “Investor”), a Convertible Promissory Note (the “May Note”) in the principal amount of $110,000 (the “May Loan”), less an original issue discount of $10,000. Also pursuant to the Purchase Agreement, in connection with the issuance of the May Note, the Company issued a common stock purchase warrant (the “May Warrant”) to the Investor, pursuant to which the Investor has the right to purchase Company common stock at 100% coverage as provided in the May Warrant.

The maturity date of the May Note is 12 months from the issue date with an option to extend for up to 6 months in the sole discretion of the Company and is the date upon which the principal sum as well as interest and other fees, shall be due and payable. The May Note bears interest commencing on May 17, 2022, at a fixed rate of 6% per annum. The Company exercised its option and extended the maturity date to November 17, 2023.

The Company used the net proceeds from the sale of the May Note for business development, including for acquisitions, general corporate and working capital.

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

ABC Impact Loans.

Between June 9, 2022 and March 31, 2023, the Company borrowed an aggregate of $2.4 million from ABC Impact, evidenced by a series of 10% Convertible Debentures. Pursuant to the debentures, ABC Impact has the option to loan up to an additional $2.68 million to the Company.

ABC Impact is a recently-formed entity in which an affiliate of Barry Kostiner, the Company’s Chief Executive Officer and sole director, has a non-controlling passive interest.

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

The Company uses the net proceeds from the loans from ABC Impact for general corporate purposes and working capital.

The then outstanding and unpaid principal and interest shall be converted into shares of Company common stock and an equal number of common stock purchase warrants at the option of ABC Impact, at a conversion price per share of $0.05, subject to adjustment (including pursuant to certain dilutive issuances) pursuant to the terms of the each debenture. The debentures are subject to a beneficial ownership limitation of 4.99% (or 9.99% in ABC Impact’s discretion).

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

A summary of the warrant activities for the three months ended March 31, 2023, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)[1]
Balance as of January 1, 2021	-	-	-	-
Granted	7,083,500	$0.05	-	-
Balance as of December 31, 2022	7,083,500	$0.05	4.3	850
Exercisable as of March 31, 2023	7,083,500	$0.05	4.1	991

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $ 0.1899 for our common stock on March 31, 2023.

Note 9 - Income Taxes

We recorded income tax benefit of $0 and income tax benefit of $136 thousand for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate was - and 20% for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of our reduced operations while also recognizing revenues from the expiration of student contracts.

The Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the associated deferred tax assets. As of March 31, 2023 and December 31, 2022, we retained a valuation allowance of $ 3.5 million and $3.5 million, respectively, for a certain number of our international subsidiaries.

During the three months ended March 31, 2022 and 2021, there were no material changes in uncertain tax positions. We do not expect any significant changes to unrecognized tax benefits in this and next year. We estimate $0.3 million and $0.3 million of the unrecognized tax benefits, which if recognized, would impact the effective tax rate at March 31, 2023 and December 31, 2022, respectively.

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

Note 10 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of March 31, 2023 and December 31, 2022, including foreign subsidiaries, without FDIC coverage were $0.04 million and $0.04 million, respectively.

Note 11 - Segment Information

We manage our business in three segments based on geographic location for which operating managers are responsible to the Chief Executive Officer. These segments historically have included: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. We no longer operate in the Other Foreign Markets segment. Operating results, as reported below, are reviewed regularly by our Chief Executive Officer, or Chief Operating Decision Maker (“CODM”) and other members of the management team.

The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2023	2022
North America	100.0%	100.0%
U.K.	0.0%	—%
Other foreign markets	—%	—%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Three Months Ended March 31,
	2023	2022
Segment revenue	(In thousands)
North America	$72	$285
U.K.	—	0
Other foreign markets	—	—
Total consolidated revenue	$72	$285

	Three Months Ended March 31,
	2023	2022
Segment gross profit contribution *	(In thousands)
North America	$(32)	$92
U.K.		1
Other foreign markets	—	—
Total consolidated gross profit	$(32)	$93

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

Three Months Ended March 31,
	2022	2021
Depreciation and amortization expenses	(In thousands)
North America	$—	$—
U.K.	—	—
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$—	$—

	March 31,	December 31,
	2023	2022
Segment identifiable assets	(In thousands)
North America	$455	384
U.K.	$60	55
Other foreign markets	$200	163
Total consolidated identifiable assets	$715	$602

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. As of March 31, 2023, we have deferred revenue of $3.9 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from six to twenty-four months. The revenue associated with these performance obligations is recognized as the obligation is satisfied.

The following tables disaggregate our segment revenue by revenue source:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$72	—	$—	$72	$216	—	—	$216
Products	—	—	—	—	—	—	—	—
Coaching and Mentoring		—	—	—	—	—	—	—
Online and Subscription	—	—	—	—	66	—	—	66
Other		—	—	—	3	—	—	3
Total revenue	$72	—	$—	$72	$285	—	—	$285

Note 13 - Commitments and Contingencies

Litigation.

We and certain of our subsidiaries, from time to time, are parties to various legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance.

Tranquility Bay of Pine Island, LLC v. Tigrent, Inc., et al. On March 16, 2017, suit was filed in the Twentieth Judicial Circuit In and For Lee County, Florida (the “Court”) by Tranquility Bay of Pine Island, LLC (“TBPI”) against Tigrent Inc. and various of its present and former shareholders, officers and directors. By amendment dated May 24, 2019, the Company and its General Counsel and former Chief Executive Officer were named as defendants to a civil conspiracy count. The suit, as originally filed, primarily related to the alleged obligation of Tigrent to indemnify the Plaintiff pursuant to an October 6, 2010 Forbearance Agreement. The suit, as originally filed, included claims for Breach of Contract, Permanent and Temporary Injunction, Breach of Fiduciary Duty, Civil Conspiracy, Tortious Interference and Fraudulent Transfer. On March 20, 2019, the Court dismissed the complaint in its entirety with leave to amend. On April 11, 2019, TBPI filed its Second Amended Complaint with the Court against Tigrent Inc. (“Tigrent”), Legacy Education Alliance Holdings, Inc. (“Holdings”), and certain shareholders of the Company. The Second Amended Complaint included claims for Breach of Contract, Breach of Fiduciary Duty against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of the Company. On May 24, 2019, with leave from the court, TBPI filed its Third Amended Complaint, which included claims for Breach of Contract against Tigrent, Breach of Fiduciary Duty against Tigrent, Damages for Violation of Unfair and Deceptive Business Practices Act against Tigrent, Civil Conspiracy against Tigrent and Holdings, and various Counts of Fraudulent Transfer against various shareholders of Tigrent, including the Company’s current General Counsel, James E. May. On June 23, 2020, the Court entered summary judgment in favor of Tigrent with respect to TBPI’s claims against Tigrent alleging (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, and (iii) indemnification against certain attorney’s fees claimed to have been incurred by TBPI. On September 17, 2020, the Court (i) granted summary judgment in favor of Tigrent and Holdings on TBPI’s claim for conspiracy; (ii) denying TBPI’s motion for summary judgment against Tigrent in which TBPI sought a declaration by the Court that claims against TBPI in a lawsuit to which neither Tigrent nor Holdings is a party (“Third Party Lawsuit”) were within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement; and (iii) denying TBPI’s motion for summary judgment in which TBPI sought a declaration by the Court that TBPI’s attorney’s fees incurred the Third Party Lawsuit were also within the scope of Tigrent’s indemnity obligations under the Forbearance Agreement. On August 18, 2020, TBPI voluntarily dismissed all shareholder defendants, other than Mr. May and Steven Barre, Tigrent’s former Chief Executive Officer. On January 4, 2021, a Settlement Agreement and Mutual Release was entered into by and between TBPI, M. Barry Strudwick, Carl Weiss and Susan Weiss (the “Strudwick Parties”) and Tigrent Inc., Legacy Education Alliance, Inc., Legacy Education Alliance Holdings, Inc., Mr. May, and Steven Barre (Defendants) pursuant to which the Strudwick Parties agreed to dismiss the lawsuit with prejudice against all parties and the Company agreed to pay the aggregate sum of $400,000 payable in one installment of $100,000 on February 18, 2021 and five quarterly installments of $60,000 commencing on May 19, 2021, which the Company has accrued for within accounts payable as of December 31, 2021, and within accounts payable and other long-term liability for the current and long-term portions as of December 31, 2021, within the Consolidated Balance Sheets. The parties also exchanged mutual releases as part of the Settlement Agreement. The lawsuit was dismissed by order of the Court on January 12, 2021. Through June 30, 2022, the Company has paid $340,000 of the total settlement. The final settlement payment was due 450 days after February 18, 2021 in the amount of $60,000 and is in default. On May 25, 2022, a Motion for Judgement after default of settlement agreement was filed which triggered and entitled immediate entry of judgement of $160,000. The Company currently lacks funds to reach a final resolution.

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

In the Matter of Elite Legacy Education UK Ltd. On March 18, 2020, a Winding-Up Petition, CR-2020-001958, was filed in the High Court of Justice, Business and Property Courts of England and Wales (the “High Court”) against one of our UK subsidiaries, Elite Legacy Education UK Ltd. (“ELE UK”), by one of its creditors (“Petitioner”) pursuant to which the Petitioner was claiming a debt of £461,459.70 plus late payment interest and statutory compensation was due and owing. The Petitioner sought an order from the High Court to wind up the affairs of ELE UK under the UK Insolvency Act of 1986. ELE UK has disputed the claim of the Petitioner and on June 11, 2020, ELE UK obtained a court order vacating the hearing on the Petition originally set for June 24, 2020. On July 24, 2020, the High Court entered an order finding that there was a genuine dispute on substantial grounds with respect to £392,761.70 of the Petitioner’s claim, and that only £68,698 plus late payment interest and statutory compensation was due and owing. The High Court further restrained the Petitioner from advertising its Winding-Up Petition until August 14, 2020 and, provided ELE UK pays the Petitioner the sums awarded under the High Court’s order, plus late payment interest and statutory compensation on or before August 14, 2020, the Petitioner’s Winding-Up Petition would be dismissed. On August 10, 2020, ELE UK filed its Notice of Appeal in which it sought permission to appeal the High Court’s ruling. On October 23, 2020, the Court denied ELE UK permission to appeal whereupon ELE UK filed an application to renew its application for permission to appeal (“Renewal Application”), which Renewal Application would be heard at a subsequent Oral Hearing on a date not yet determined. On October 27, 2020, ELE UK filed an application with the High Court of Appeal, Royal Courts of Justice (“Court of Appeals”) for a hearing to renew its application for permission to appeal the High Court’s order and a hearing was set for February 11, 2021. On October 30, 2020, the High Court entered a Consent Order restraining Petitioner from advertising its Winding Up Petition until ELE UK’ s Renewal Application is determined at the Oral Hearing or until further order of the Court, whichever is earlier. At a hearing held on December 16, 2020, the High Court issued an order lifting the restraint on advertising the petition for a winding up order and that the matter be listed on January 13, 2021 for winding up and awarding costs to the creditor. However, at a meeting held on January 11, 2021 (“Creditors’ Meeting”), the creditors of Elite Legacy Education UK Ltd (“ELE UK”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), approved a Proposal for a Company Voluntary Arrangement (the “Arrangement”) under the UK Insolvency Act 1986 (the “IA”) and the UK Insolvency Rules 2016 (the “IR”). As a result, the Petitioner’s claims will be administered under the terms of the CVA and, at the request of ELE UK, the hearing on its application to renew its appeal of the High Court’s order was lifted. The Company is currently unaware of the status of this matter due to a lack of funds available for its UK counsel.

In the Matter of Elite Legacy Education UK Ltd., Proposal for a Company Voluntary Arrangement. At a meeting held on January 11, 2021 (“Creditors’ Meeting”), the creditors of Elite Legacy Education UK Ltd (“ELE UK”), a wholly owned subsidiary of Legacy Education Alliance, Inc. (“LEAI”), approved a Proposal for a Company Voluntary Arrangement (the “CVA”) under the UK Insolvency Act 1986 (the “IA”) and the UK Insolvency Rules 2016 (the “IR”). Under the terms of the CVA, CVR Global LLP has been appointed as Supervisor of ELE UK for the purposes of administering the Arrangement. At the Creditors Meeting, the creditors also approved a modification to the CVA whereby any tax refunds due to ELE UK would be paid to the Supervisor and made available for distribution to creditors. The Supervisor will wind down the business of ELE UK and make distributions to ELE UK’s non-student creditors in accordance with the applicable provisions of the IA and the IR, on and subject to the terms and conditions set forth in the CVA in satisfaction of the non-student creditors’ respective claims against ELE UK. Pursuant to the CVA, student creditors of ELE UK were provided the opportunity to receive trainings from an independent training provider in satisfaction of their respective claims against ELE UK; as a result, all obligations of ELE UK to student creditors have been satisfied. Pursuant to the CVA, and at its conclusion, the remaining assets of ELE UK, if any, would be distributed to LEAI. As a result of the CVR, the Winding-Up Petition, CR-2020-001958, filed in the High Court of Justice, Business and Property Courts of England and Wales has been dismissed. At this time, LEAI management is unable to anticipate any distributions that would be received from ELE UK. The Company is currently unaware of the status of this matter due to a lack of funds available for its UK counsel.

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

On September 30, 2022, the Court denied PAIF’s motion for leave to file the RSA Complaint and ruled that since plaintiff cannot assert a viable RICO claim, the Court directed the Clerk to enter judgment dismissing plaintiff’s civil RICO claims with prejudice and dismissing plaintiff’s state-law claims for lack of supplemental jurisdiction. Although the Company is currently unaware of any activity related to this matter, it is anticipated that future legal action may result from this matter.

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

Lease Position as of March 31, 2023 and December 31, 2022

The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

		March 31,	December 31,
Balance Sheet Line	Classification on the Balance Sheet	2023	2022
		(in thousands)
Assets
Operating lease assets	Operating lease right of use assets	$96	$113
	Total lease assets	$96	$113

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$63	$67
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$32	$46
	Total lease liabilities	$96	$113

Lease cost for the three months ended March 31, 2023 and 2022

The table below presents the lease related costs recorded on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
Lease cost	Classification	2023	2022
		(in thousands)
Operating lease cost	General and administrative expenses	$5	$6
	Total lease cost	$5	$6

Other Information

The table below presents supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5	$6
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$—	$—

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term - operating leases	.25 years	.50 years
Weighted average discount rate - operating leases	12.00%	12.00%

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the three months ended March 31, 2023, we marketed our products and services under our Building Wealth with LegacyTM brand, which provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. During the year ended December 31, 2022, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El Moussa.

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

Since January 1, 2021, we have operated under two brands.

Impact from COVID-19 Coronavirus

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

Our Results of Operations for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	72	285
Operating costs and expenses:
Direct course expenses	73	104
Advertising and sales expenses	31	88
Royalty expenses	—	—
General and administrative expenses	886	647
Total operating costs and expenses	990	839
Income (loss) from operations	(918)	(554)
Other expense:
Interest expense, net	(60)	-125
Other expense, net	—	0
Gain on forgiveness of PPP Loan	—	0
Total other expense, net	(60)	(125)
Income (loss) from continuing operations before income taxes	(978)	(679)
Income tax (expense) benefit	—	136
Net income (loss) from continuing operations	(978)	(543)
Income from discontinued operations	0	0
Net income from discontinued operations	—	—
Less: Net Income attributable to Non controlling interest	$100
Net income (loss)	$(878)	$(543)

Basic earnings (loss) per common share - continuing operations	$(0.03)	$(0.02)
Basic earnings (loss) per common share - discontinued operations	—	—
Basic earnings (loss) per common share	$(0.03)	$(0.02)

Diluted earnings (loss) per common share - continuing operations	$(0.03)	$(0.02)
Diluted earnings (loss) per common share - discontinued operations	—	—
Diluted earnings (loss) per common share	$(0.03)	$(0.02)

Basic weighted average common shares outstanding	36,411	33,918
Diluted weighted average common shares outstanding	36,411	33,918

Comprehensive income:
Net income (loss)	(878)	(543)
Foreign currency translation adjustments, net of tax of $0	(976)	(144)
Total comprehensive income (loss)	(1,854)	(687)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended March 31,
	2023	2022
Revenue	100	100
Operating costs and expenses:		%
Direct course expenses	101	36
Advertising and sales expenses	43	31
Royalty expenses	-	-
General and administrative expenses	1,236	227
Total operating costs and expenses	1,380	294
Income (loss) from operations	(1,280)	(194)
Other expense:	-	-
Interest expense, net	83	(44)
Other expense, net	-	-
Gain on forgiveness of PPP Loan	-	-
Total other expense, net	83	(44)
Income (loss) from continuing operations before income taxes	(1,364)	(238)
Income tax (expense) benefit	-	48
Net income (loss) from continuing operations	(1,364)	(191)
Income from discontinued operations	-	-
Net income from discontinued operations	-	-
Net income (loss)	(1,364)	(191)

Outlook

Cash sales were $0.1 million for each of the three months ended March 31, 2023 and 2022. There was no change in cash sales over the periods due to the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

Pursuant to U.S. GAAP, we recognize revenue upon the earlier of (i) when our students take their courses or (ii) the term for taking their course expires, both of which could be several quarters after the student purchases a program. Our students pay for their courses in full up-front or through payment agreements with independent third parties.

Due to the economic severity of COVID-19 pandemic on the Company’s results of operations, financial condition, and liquidity, live in-person events were temporarily suspended in December 2022 to focus on strategic initiatives. The impact of the temporary suspension of live events has caused a material adverse effect on our operations and results of operations.

Operating Segments

Historically, our operations are managed through three operating segments: (i) North America, (ii) the United Kingdom, and (iii) Other Foreign Markets. The proportion of our total revenue attributable to each segment is as follows:

	Three Months Ended March 31,
As a percentage of total revenue	2023	2022
North America	100.0%	100%
U.K.	—	—
Other foreign markets	—	—
Total consolidated revenue	100.0%	100.0%

The majority of revenue pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop methods of connecting to our students, diversify products, and develop proprietary brands in order to increase the North America segment. Our revenue from our proprietary Building Wealth with Legacy TM brand was $72 thousand compared to $284 thousand or as a percentage 100% and 43.8% for the three months ended March 31, 2023 and 2022, respectively. Revenue derived from our Homemade Investor brand was $0 thousand and $1 thousand or as a percentage of total segment revenue was 0% and 0.35% for the three months ended March 31, 2023 and 2022, respectively.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue

Revenue was $0.07 million for the three months ended March 31, 2023 compared to $0.3 million for the three months ended March 31, 2022. Revenue decreased $0.2 million or 75% during the three months ended March 31, 2023 compared to the same period in 2022 as a result of a decrease in recognition of deferred revenue.

Cash sales were 0.1 and $0.1 million for each of the three months ended March 31, 2023 and 2022 respectively. There was no change in cash sales due to the temporary suspension of live in-person events and ongoing student fulfillment.

Operating Expenses

Total operating costs and expenses were $0.98 million for the three months ended March 31, 2023 compared to $0.84 million for the three months ended March 31, 2022, an increase of $0.1 million or 17%. The increase was primarily due to increase in general and administrative expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.07 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022, a decrease of $0.03 million or 30%, which was related to decreases in sales and training compensation, primarily due to the ongoing economic impact of the COVID-19 pandemic on consumers and the temporary suspension of live in-person events.

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

Advertising and sales expenses were $0.03 million for the three months ended March 31, 2023 and $0.09 for the three months ended March 31, 2023. As a percentage of revenue, advertising and sales expenses were 43 % and 31% of revenue for the three months ended March 31, 2023 and 2022, an increase of 12%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. There were no royalty expenses for the three months ended March 31, 2023 and 2022, respectively due to transitioning sales to our Building Wealth with Legacy TM.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $0.9 million for the three months ended March 31, 2023 compared to $0.6 million for the three months ended March 31, 2022, an increase of $0.3 million, or 35%. The increase was due to the additional costs incurred by the Legacy Live subsidiary.

Income tax expense

We recorded income tax benefit of $0 thousand and $136 thousand for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate was 0% and 20.0% for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, valuation allowances of $3.5 million and $3.5 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations

Net income (loss) from continuing operations was $(0.9) million or $(0.03) per basic and diluted common share for the three months ended March 31, 2023 compared to net income (loss) from continuing operations of $(0.5) million or $(.02) per basic and diluted common share for the three months ended March 31, 2022, a decrease in net income from continuing operations of $0.3 million or $0.01 per basic and diluted common share.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our decreased operating cash flows during the past pandemic, it has been necessary for us to manage our cash position to ensure our future viability as we rebuild our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, favorable terms from our merchant processors, seasonality, and fluctuations in foreign currency exchange rates.

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2023 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2023. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the three months ended March 31, 2023, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	151	(1,135)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	552	(7)
Effect of exchange rate differences on cash	(704)	480
Net decrease in cash and cash equivalents and restricted cash	(1)	(662)

Operating Cash Flows and Liquidity

Net cash used in operating activities was $ 0.2 million in the three months ended March 31, 2023 compared to net cash used in operating activities of $1.1 million in the three months ended March 31, 2022, representing a period-over-period decrease of $0.9 million. This decrease was primarily the result of the continued decrease in sales events originally resulting from COVID-19 and the temporary suspension of live in-person events in December 2022 and throughout the three months ending March 31, 2023.

Investing Cash Flows

There was no cash used in or provided by investing activity in the three months ended March 31, 2023 and 2022.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2023 was 27 % debt and 73% equity. As of December 31, 2022, our consolidated capital structure was 17% debt and 83% equity.

Net cash provided (used) by financing activities totaled $552 thousand and $(7) thousand during the three months ended March 31, 2023 and March 31, 2022, respectively.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of March 31, 2023, and December 31, 2022, our consolidated current deferred revenue was $3.9 million and $3.5 million, respectively.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. As of March 31, 2023, based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were not effective, primarily as a result of the Company’s inability to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and this Quarterly Report on Form 10-Q.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of March 31, 2022 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, As of March 31, 2023, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on May 19, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company’s equity securities during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

The information required by this Item 3 has been previously disclosed in the Company’s Current Report on Form 8-K and other filings it makes with the Securities and Exchange Commission, including elsewhere in this Quarterly Report.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014).
3.2	Certificate of Designation of Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017).
3.3	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014).
3.4	Amendment to Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017).
3.5	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018).
31.1	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: July 7, 2023	By:	/s/ BARRY KOSTINER
Barry Kostiner Chairman of the Board and Chief Executive Officer (principal executive officer and interim principal financial and accounting officer)

