Form 10-Q
period 2023-06-30
Legacy Education Alliance, Inc.
filed 2023-08-21
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of August 21, 2023: 48,382,697.

EXPLANATORY NOTE

This Current Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Report”), including, but not limited to, the financial statements, related notes, and other information included herein have not been reviewed by the Company’s auditors prior to the filing of this Report. The Company plans to appoint a new auditor to remedy these deficiencies and upon the completion of its review will file the requisite amendment to this Report.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2023

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Not Reviewed).

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited/Not Reviewed)

(In thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$72	112
Restricted cash	111	111
Deferred course expenses	200	163
Prepaid expenses and other current assets	347	342
Inventory	1	1
Discontinued operations current assets	—	—
Total current assets	$731	729
Property and equipment, net	—	—
Right-of-use assets	78	113
Other assets	6	6
Discontinued operations-other assets	32	32
Total assets	$847	$880
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	2,682	2,577
Royalties payable	110	110
Accrued course expenses	240	237
Accrued salaries, wages and benefits	743	195
Operating lease liability, current portion	59	67
Other accrued expenses	3,603	2,940
Deferred revenue	3,861	3,470
Short-term related party debt, net of unamortized debt discount of $133	3,340	2,429
Current portion of long term debt, net of unamortized debt discount of $0	1,001	1,184
Discontinued operations-current liabilities	9,442	9,243
Total current liabilities	$25,081	$22,452
Long-term debt, net of current portion and net of unamortized debt discount	558	558
Deferred tax liability, net	796	796
Other long-term liabilities	—	—
Operating lease liability, net of current portion	18	46
Total liabilities	$26,454	$23,852
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 38,882,697and 38,182,697 shares issued and outstanding as of June 30, 2023 and December 31, 2022	3	3
Additional paid-in capital	13,225	13,217
Cumulative foreign currency translation adjustment	617	1,593
Accumulated deficit	(39,239)	(37,695)
Non-Controlling Interest	(213)	(91)
Total stockholders’ deficit	(25,607)	(22,973)
Total liabilities and stockholders’ deficit	$847	$880

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited/Not Reviewed)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	57	68	128	353
Operating costs and expenses:
Direct course expenses	96	100	169	204
Advertising and sales expenses	49	54	80	142
Royalty expenses	0	0	—	0
General and administrative expenses	540	662	1,426	1,309
Total operating costs and expenses	685	816	1,675	1,655
Income (loss) from operations	(629)	(748)	(1,547)	(1,302)
Other expense:
Interest expense, net	(60)	(112)	(119)	(237)
Other expense, net	0	3	—	3
Gain on forgiveness of PPP Loan	0	0	—	0
Total other expense, net	(60)	(109)	(119)	(234)
Income (loss) from continuing operations before income taxes	(688)	(856)	(1,666)	(1,535)
Income tax (expense) benefit	0	0	—	136
Net income (loss) from continuing operations	(688)	(856)	(1,666)	(1,399)
Income from discontinued operations	0	0	0	0
Net income from discontinued operations	—	—	—	0
Less: Net Income attributable to Non controlling interest	$22		$122
Net income (loss)	$(666)	$(856)	$(1,544)	$(1,399)

Basic earnings (loss) per common share - continuing operations	$(0.02)	$(0.04)	$(0.04)	$(0.04)
Basic earnings (loss) per common share - discontinued operations	—	0	—	—
Basic earnings (loss) per common share	$(0.02)	$(0.04)	$(0.04)	$(0.04)

Diluted earnings (loss) per common share - continuing operations	$(0.02)	$(0.04)	$(0.04)	$(0.04)
Diluted earnings (loss) per common share - discontinued operations	—	0	—	—
Diluted earnings (loss) per common share	$(0.02)	$(0.04)	$(0.04)	$(0.04)

Basic weighted average common shares outstanding	37,868	24,410	37,508	34,168
Diluted weighted average common shares outstanding	37,868	24,410	37,508	34,168

Comprehensive income:
Net income (loss)	(666)	(856)	(1,544)	(1,399)
Foreign currency translation adjustments, net of tax of $0		765	(976)	621
Total comprehensive income (loss)	(666)	(91)	(2,520)	(778)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited/Not Reviewed)
(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Non controlling	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	Interest	deficit
Balance at December 31, 2022	38,183	$3	$13,217	$1,593	$(37,695)	$(91)	$(22,973)
Share-based compensation expense	—	—	8	—			8
Issuance of common stock	700	—		—	—		—
Shares issued as per forbearance agreement		—			—		-
Treasury stock	—						—
Issuance of common stock		—	—	—	—		—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(976)	—		(976)
Net Income	—	—	—	—	(1,544)	(122)	(1,666)
Balance at June 30, 2023	38,883	$3	$13,225	$617	$(39,239)	$(213)	$(25,607)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Non controlling	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	Interest	deficit
Balance at December 31, 2021	33,918	$3	$13,161	$837	$(36,184)		$(22,183)
Issuance of common stock	250
Share-based compensation expense		—	49	—	—		49
Foreign currency translation adjustment, net of tax of $0	—	—	—	621	—		621
Net Income	—	—	—	—	(1,399)		(1,399)
Balance at June 30, 2022	34,168	$3	$13,210	$1,458	$(37,583)	$—	$(22,912)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited/Not Reviewed)

(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,666)	$(1,399)
Less net income from discontinued operations	—	—
Net income from continuing operations	$(1,666)	$(1,399)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—
Non-cash lease expense	—	—
Gain on the sale of fixed assets and investment property	—	—
Share-based compensation	8	—
Cancellation of common stock	—	—
Amortization of debt discount	—	179
Gain on debt extinguishment (PPP loan forgiveness)	—	—
Deferred income taxes	—	(158)
Changes in operating assets and liabilities:
Deferred course expenses	(19)	55
Prepaid expenses and other receivable	(338)	(73)
Inventory	—	—
Other assets	—	—
Accounts payable-trade	225	(257)
Royalties payable	—	—
Accrued course expenses	24	(70)
Accrued salaries, wages and benefits	549	35
Operating lease liability	—	(6)
Other accrued expenses	465	(97)
Deferred revenue	302	(582)
Net cash used in operating activities - continuing operations	(450)	(2,372)
Net cash (used in) provided by operating activities - discontinued operations	—
Net cash used in operating activities	(450)	(2,372)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment property	—	—
Proceeds from sale property and equipment	—	—
Net cash provided by investing activities - continuing operations	—	—
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	763	310
Proceeds from issuance of debt	—	—
Proceeds from borrowing Paycheck Protection Program loan	—
Proceeds from paycheck protection program	—
Proceeds from debentures including related parties	—
Issuance of common stock for stock option purchase	—
Net cash provided by financing activities - continuing operations	763	310
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	763	310
Effect of exchange rate differences on cash	(353)	1,244
Net decrease in cash and cash equivalents and restricted cash	(40)	(818)
Cash and cash equivalents and restricted cash, beginning of period, including cash in discontinued operations	$223	$950
Cash and cash equivalents and restricted cash, end of period	$183	$132

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited/Not Reviewed)

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

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the six months ended June 30, 2023 we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At June 30, 2023 and December 31, 2022, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	June 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$72	$112
Restricted cash	111	111
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$183	$223

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

Share-based compensation expenses related to our restricted stock grants were $ 4.15 thousand and $49.6 thousand for the three months ended June 30, 2023 and 2022, respectively, and $8.31 thousand and $45.40 thousand for the six months ended June 30, 2023 and 2022, respectively, which are reported as a separate line item in the consolidated statements of changes in stockholders’ deficit.

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

Our weighted average unvested restricted stock awards outstanding were 790,000 and 91,500 for the six months ended June 30, 2023 and 2022, respectively.

The calculations of basic and diluted EPS are as follows:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(1,666)	37,508	$(0.04)	$(1,399)	34,168	$(0.04)
Amounts allocated to unvested restricted shares and warrants	—	—
Amounts available to common stockholders	$(1,666)	37,508	$(0.04)	$(1,399)	34,168	$(0.04)
Diluted:
Amounts allocated to unvested restricted shares	—	—		—	—
Stock warrants	—	—		—	—
Shares of common stock to be issued for convertible note	—	—		—	—
Amounts reallocated to unvested restricted shares	—	—		—	—
Amounts available to stockholders and assumed conversions	$(1,666)	37,508	$(0.04)	$(1,399)	34,168	$(0.04)

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

For the six-months ended June 30, 2023, the Company has the derivative liabilities measured at fair value on a recurring basis which are valued at level 3 measurement. At December 31, 2022, the Company does not have any financial assets or liabilities measured and recorded at fair value on its consolidated balance sheet on a recurring basis.

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

Note 7 - Short-Term and Long-Term Debt

(in thousands)	As of June 30, 2023	As of December 31, 2022
Senior Secured Convertible Debenture	—	$—
EIDL Loan	200	$200
Debt Discount	(383)	(383)
Senior Secured Convertible Debenture, net	(183)	(183)
Paycheck Protection Program loan	1,000	1,000
Paycheck Protection Program loan 2	742	742
IPFS Insurance Premium Note Payable	—	—
Total debt	1,559	1,559
Less current portion of long-term debt	(1,001)	(1,001)
Total long-term debt, net of current portion	558	$558

Short-term related party debt:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Senior Secured Convertible Debenture - related party	$3,361	$2,413
Debt Discount-related party	(21)	-
Senior Secured Convertible Debenture - related party, net	$3,340	$2,413

The following is a summary of scheduled debt maturities by year (in thousands):

2023	4,699
2024	12
2025	12
2026	12
Thereafter	164
Total debt	$4,899

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

In March 2021, ELE was notified that PPBI sold substantially all of its PPP loans, including the First Draw PPP Loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for the First Draw PPP Loan. On August 4, 2021, ELE received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $900 thousand in principal and $11 thousand in interest. The remaining outstanding principal balance of $1.0 million was originally due on April 24, 2022. On March 29, 2022, the documents to extend the maturity date to April 24, 2025 was signed. The extension agreement was executed on April 1, 2022. The loan is a term of sixty (60) months at 1.0% interest rate with monthly payments in the amount of $29 thousand. Interest paid was $0 thousand and $2.5 thousand for the six months ended June 30, 2023 and 2022, respectively.

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“LTP Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The LTP Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The LTP Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “LTP Conversion Shares”) at a price equal to $0.05 per share. Together with each LTP Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “LTP Warrants”). Under the term of the original LTP Debenture, LTP had an obligation to lend the Company an additional $625 thousand under the same terms prior to June 30, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. The LTP Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the LTP Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (“EdTech”) business. The aggregate number of shares issuable upon conversion of the LTP Debenture and upon the exercise of the LTP Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the LTP Debenture and the exercise of the LTP Warrants. At the annual meeting of stockholders of the Company held on July 2, 2021, the stockholders approved the future issuance of shares to LTP upon conversion under the LTP Debenture in excess of the 19.9% limitation, but no such shares have been issued. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the conversion price resulting in the issuance of 6.6 million shares of common stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 8 – Stock Warrants). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the quarter ended June 30, 2023 and 2022 were $0 thousand and $14 thousand, respectively.

On August 27, 2021, the Company amended the terms of the LTP Debenture to reduce LTP’s maximum funding obligation from $1 million to $675 thousand and to require LTP to fund the remaining principal balance of $300 thousand no later than October 15, 2021. On October 15, 2021, the Company received $100 thousand of the remaining $300 thousand funding obligation of LTP. On October 27, 2021, LTP funded the remaining funding obligation of $200 thousand. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $228 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the six months ended June 30, 2023 and 2022 amounted to $68 thousand and $57 thousand, respectively.

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

ABC Impact Loans.

Between June 9, 2022 and June 30, 2023, the Company borrowed an aggregate of $2.4 million from ABC Impact, evidenced by a series of 10% Convertible Debentures. Pursuant to the debentures, ABC Impact has the option to loan up to an additional $2.68 million to the Company.

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

A summary of the warrant activities for the six months ended June 30, 2023, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)(1)
Balance as of January 1, 2021	—	—	—	—
Granted	7,083,500	$0.05	—	—
Balance as of December 31, 2022	7,083,500	$0.05	4.3	850
Exercisable as of June 30, 2023	7,083,500	$0.20	4.1	(72)

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $ 0.200 for our common stock on June 30, 2023.

Note 9 - Income Taxes

We recorded income tax benefit of $0 and $0 thousand for the three months ended June 30, 2023 and 2022, respectively. We recorded income tax benefit of $0 thousand for and expense of $136 thousand for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 0% for the three months ended June 30, 2023 and 2022 and 0% and 38% for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of our reduced operations while also recognizing revenues from the expiration of student contracts.

The Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the associated deferred tax assets. As of June 30, 2023 and December 31, 2022, we retained a valuation allowance of $ 3.5 million and $3.5 million, respectively, for a certain number of our international subsidiaries.

During the six months ended June 30, 2023 and 2022, there were no material changes in uncertain tax positions. We do not expect any significant changes to unrecognized tax benefits in this and next year. We estimate $0.3 million and $0.3 million of the unrecognized tax benefits, which if recognized, would impact the effective tax rate at June 30, 2023 and December 31, 2022, respectively.

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

Note 10 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of June 30, 2023 and December 31, 2022, including foreign subsidiaries, without FDIC coverage were $0.04 million and $0.04 million, respectively.

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

The proportion of our total revenue attributable to each segment is as follows:

	Six Months Ended June 30,
As a percentage of total revenue	2023	2022
North America	100.0%	100.0%
U.K.	0.0%	—%
Other foreign markets	—%	—%
Total consolidated revenue	100.0%	100.0%

Operating results for the segments are as follows:

	Six Months Ended June 30,
	2023	2022
Segment revenue	(In thousands)
North America	$128	$353
U.K.	—	0
Other foreign markets	—	—
Total consolidated revenue	$128	$353

	Six Months Ended June 30,
	2023	2022
Segment gross profit contribution *	(In thousands)
North America	$(120)	$7
U.K.		1
Other foreign markets	—	—
Total consolidated gross profit	$(120)	$8

*	Segment gross profit is calculated as revenue less direct course expenses, advertising and sales expenses and royalty expenses.

Six Months Ended June 30,
	2023	2022
Depreciation and amortization expenses	(In thousands)
North America	$—	$—
U.K.	$—	—
Other foreign markets	—	—
Total consolidated depreciation and amortization expenses	$—	$—

	June 30,	December 31,
	2023	2022
Segment identifiable assets	(In thousands)
North America	$416	400
U.K.	$60	93
Other foreign markets	$200	171
Total consolidated identifiable assets	$676	$664

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

The following tables disaggregate our segment revenue by revenue source:

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$128	—	$—	$128	$226	—	—	$226
Products	—	—	—	—	—	—	—	—
Coaching and Mentoring		—	—	—	—	—	—	—
Online and Subscription	—	—	—	—	126	—	—	126
Other		—	—	—	1	—	—	1
Total revenue	$128	—	$—	$128	$353	—	—	$353

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

In the matter of GLD Legacy Holders LLC Index No. 651638/2023. An Affidavit in Opposition to the Plaintiff’s Motion for Summary Judgment in lieu of Complaint and in support of Defendant’s Cross-Motion to Dismiss the Action was filed by Barry Kostiner. Pursuant to New York Civil Practice Law Rules (hereinafter “CPLR”) Section 3213, the presiding judge has discretion to either grant or deny the motion. On July 27, 2023 the motion for summary judgment in lieu of complaint was granted in the amount of $624,121.50 together with pre-judgement interest in the amount of 18% from March 31, 2023.

In the Matter of DMG Productions LLC. CASE NO: 50-2022-CA007610. The court issued a judgment of $97,112.25 on October 5, 2022 related to the default on an invoice for $53,500 dated April 29, 2022. It is the Company’s view that the default under the agreement with DMG Productions and the subsequent judgment was not validly issued. The Company intends to dispute this judgment.

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

Lease Position as of June 30, 2023 and December 31, 2022

The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

		June 30,	December 31,
Balance Sheet Line	Classification on the Balance Sheet	2023	2022
		(in thousands)
Assets
Operating lease assets	Operating lease right of use assets	$78	$113
	Total lease assets	$78	$113

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$59	$67
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$18	$46
	Total lease liabilities	$78	$113

Lease cost for the six months ended June 30, 2023 and 2022

The table below presents the lease related costs recorded on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022:

		Six Months Ended June 30,
Lease cost	Classification	2023	2022
		(in thousands)
Operating lease cost	General and administrative expenses	$5	$6
	Total lease cost	$5	$6

Other Information

The table below presents supplemental cash flow information related to leases for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5	$6
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets/(decrease) of lease liability due to cancellation of leases	$—	$—

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term - operating leases	.25 years	.50 years
Weighted average discount rate - operating leases	12.00%	12.00%

There are no lease arrangements where the Company is the lessor.

Note 15 – Subsequent Events

On July 13, 2023, the Company entered into a letter agreement dated July 11, 2023 (the “Letter Agreement”) with Brian Page (the “Investor”) providing, among other things, that:

●	The Investor will fund or cause to be funded $550,000, to purchase 9.5 million restricted shares of common stock of the Company (the “Shares”).

●	The Shares will be subject to registration rights, and will further be subject to lock-up and leak-out provisions as specified in the Letter Agreement.

●	The Investor will assist the Company in future capital raises.

The foregoing is a brief description of the Letter Agreement, and is qualified in its entirety by reference to the full text of the Letter Agreement, which is included as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 20, 2023 and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the six months ended June 30, 2023, we marketed our products and services under our Building Wealth with LegacyTM brand, which provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. During the year ended December 31, 2022, we marketed our products and services under two brands: Building Wealth with LegacyTM; and Homemade Investor by Tarek El Moussa.

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

Our Results of Operations in 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	57	68	128	353
Operating costs and expenses:
Direct course expenses	96	100	169	204
Advertising and sales expenses	49	54	80	142
Royalty expenses	0	0	—	0
General and administrative expenses	540	662	1,426	1,309
Total operating costs and expenses	685	816	1,675	1,655
Income (loss) from operations	(629)	(748)	(1,547)	(1,302)
Other expense:
Interest expense, net	(60)	(112)	(119)	(237)
Other expense, net	0	3	—	3
Gain on forgiveness of PPP Loan	0	0	—	0
Total other expense, net	(60)	(109)	(119)	(234)
Income (loss) from continuing operations before income taxes	(688)	(856)	(1,666)	(1,535)
Income tax (expense) benefit	0	0	—	136
Net income (loss) from continuing operations	(688)	(856)	(1,666)	(1,399)
Income from discontinued operations	0	0	0	0
Net income from discontinued operations	—	—	—	0
Less: Net Income attributable to Non controlling interest	$22		$122
Net income (loss)	$(666)	$(856)	$(1,544)	$(1,399)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100	100%	100	100%
Operating costs and expenses:
Direct course expenses	170	147	132	58
Advertising and sales expenses	86.72	79	62	40
Royalty expenses	—	—	—	—
General and administrative expenses	956	974	1,112	371
Total operating costs and expenses	1,213	1,200	1,306	469
Income (loss) from operations	(1,113)	(1,100)	(1,206)	(369)
Other expense:	—	—	—	—
Interest expense, net	106	(165)	93	(67)
Other expense, net	—	4	—	1
Gain on forgiveness of PPP Loan	—	—	—	—
Total other expense, net	106	(161)	93	(66)
Income (loss) from continuing operations before income taxes	(1,218)	(1,261)	(1,300)	(435)
Income tax (expense) benefit	—	—	—	39
Net income (loss) from continuing operations	(1,218)	(1,261)	(1,300)	(397)
Income from discontinued operations	—	—	—	—
Net income from discontinued operations	—	—	—	—
Net income (loss)	(1,218)	(1,261)%	(1,300)	(397)

Outlook

Cash sales were $0 and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. There was no change in cash sales over the periods due to the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue

Revenue was $0.06 million for the three months ended June 30, 2023 compared to $0.07 million for the three months ended June 30, 2022. Revenue decreased $0.01 million or 14% during the three months ended June 30, 2023 compared to the same period in 2022 as a result of a decrease in recognition of deferred revenue.

Cash sales were $0 for the three months ended June 30, 2023 and 2022 respectively. There was no change in cash sales due to the temporary suspension of live in-person events and ongoing student fulfillment.

Operating Expenses

Total operating costs and expenses were $0.7 million for the three months ended June 30, 2023 compared to $0.8 million for the three months ended June 30, 2022, a decrease of $0.01 million or 13%. The decrease was primarily due to decrease in general and administrative expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.1 million for the three months ended June 30, 2023 and June 30, 2022.

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

Advertising and sales expenses were $0.05 million for the three months ended June 30, 2023 and June 30 2022. As a percentage of revenue, advertising and sales expenses were 87 % and 78% of revenue for the three months ended June 30, 2023 and 2022, an increase of 11%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. There were no royalty expenses for the three months ended June 30, 2023 and 2022, respectively due to transitioning sales to our Building Wealth with Legacy TM.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $0.5 million for the three months ended June 30, 2023 compared to $0.6 million for the three months ended June 30, 2022, a decrease of $0.1 million, or 17%. The increase was due to the additional costs incurred by the Legacy Live subsidiary.

Income tax expense

We recorded income tax benefit of $0 thousand for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 0% and 20.0% for the three months ended June 30, 2023 and 2022. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, valuation allowances of $3.5 million and $3.5 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations

Net income (loss) from continuing operations was $(0.7) million or $(0.02) per basic and diluted common share for the six months ended June 30, 2023 compared to net income (loss) from continuing operations of $(0.9) million or $(0.04) per basic and diluted common share for the six months ended June 30, 2022, a decrease in net income from continuing operations of $0.2 million or $0.02 per basic and diluted common share.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue

Revenue was $0.13 million for the six months ended June 30, 2023 compared to $0.3 million for the six months ended June 30, 2022. Revenue decreased $0.27 million or 90% during the six months ended June 30, 2023 compared to the same period in 2022 as a result of a decrease in recognition of deferred revenue.

Cash sales were $0 for the six months ended June 30, 2023 and 2022 respectively. There was no change in cash sales due to the temporary suspension of live in-person events and ongoing student fulfillment.

Operating Expenses

Total operating costs and expenses were $1.7 million for the six months ended June 30, 2023 compared to $1.6 million for the six months ended June 30, 2022, an increase of $0.1 million or 6%. The increase was primarily due to increase in general and administrative expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.17 million for the six months ended June 30, 2023 compared to $0.2 million for the six months ended June 30, 2022, a decrease of $0.03 million or 15%, which was related to decreases in sales and training compensation, primarily due to the ongoing economic impact of the COVID-19 pandemic on consumers and the temporary suspension of live in-person events.

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

Advertising and sales expenses were $0.08 million for the six months ended June 30, 2023 and $0.14 million for the six months ended June 30, 2023. As a percentage of revenue, advertising and sales expenses were 62% and 40% of revenue for the six months ended June 30, 2023 and 2022, an increase of 22%.

Royalty expenses

We are required to pay royalties under the licensing and related agreements pursuant to which we develop, market, and sell Rich Dad and Homemade Investor branded live seminars, training courses, and related products worldwide. There were no royalty expenses for the six months ended June 30, 2023 and 2022, respectively due to transitioning sales to our Building Wealth with Legacy TM.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $1.4 million for the six months ended June 30, 2023 compared to $1.3 million for the six months ended June 30, 2022, an increase of $0.1 million, or 8%. The increase was due to the additional costs incurred by the Legacy Live subsidiary.

Income tax expense

We recorded income tax benefit of $0 thousand for the six months ended June 30, 2023 and $136 thousand for the six months ended June 30 2022 respectively. Our effective tax rate was 0% and 38% for the six months ended June 30, 2023 and 2022. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, valuation allowances of $3.5 million and $3.5 million, respectively have been provided against net operating loss carryforwards and other deferred tax assets.

Net income (loss) from continuing operations

Net income (loss) from continuing operations was $(1.7) million or $(0.05) per basic and diluted common share for the six months ended June 30, 2023 compared to net income (loss) from continuing operations of $(1.4) million or $(0.05) per basic and diluted common share for the six months ended June 30, 2022.

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

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2023 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2023. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the six months ended June 30, 2023, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	(450)	(2,372)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	763	310
Effect of exchange rate differences on cash	(353)	1,244
Net decrease in cash and cash equivalents and restricted cash	(40)	(818)

Operating Cash Flows and Liquidity

Net cash used in operating activities was $ 0.4 million in the six months ended June 30, 2023 compared to net cash used in operating activities of $2.4 million in the six months ended June 30, 2022, representing a period-over-period decrease of $2 million. This decrease was primarily the result of the continued decrease in sales events originally resulting from COVID-19 and the temporary suspension of live in-person events in December 2022 and throughout the six months ending June 30, 2023.

Investing Cash Flows

There was no cash used in or provided by investing activity in the three months ended June 30, 2023 and 2022.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2023 was 27 % debt and 73% equity. As of December 31, 2022, our consolidated capital structure was 17% debt and 83% equity.

Net cash provided (used) by financing activities totaled $763 thousand and $310 thousand during the six months ended June 30, 2023 and June 30, 2022, respectively.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of June 30, 2023, and December 31, 2022, our consolidated current deferred revenue was $3.9 million and $3.5 million, respectively.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. As of June 30, 2023, based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were not effective, primarily as a result of the Company’s inability to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and this Quarterly Report on Form 10-Q.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2023 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, As of June 30, 2023, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014).
3.2	Certificate of Designation of Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017).
3.3	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014).
3.4	Amendment to Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017).
3.5	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018).
10.1	Letter Agreement (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 20, 2023).
31.1*	Certification of The Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

Dated: August 21, 2023	By:	/s/ BARRY KOSTINER
Barry Kostiner Chairman of the Board and Chief Executive Officer (principal executive officer and interim principal financial and accounting officer)

