Form 10-K
period 2023-12-31
Legacy Education Alliance, Inc.
filed 2024-07-09
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Commission file number: 000-55790

LEGACY EDUCATION ALLIANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	39-2079974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 N. Main St., New City, NY 10956

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (239) 542-0643

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Act: Common stock, par value $0.0001

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,459,508.

As of July 5, 2024, there were 49,239,875 shares of common stock outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Report”) including, but not limited to, the financial statements, related notes, and other related information included herein have not been reviewed or audited by the Company’s auditors prior to the filing of this Report as a result of our termination of our auditors in August 2023, as required by the rules and regulations of the Securities and Exchange Commission. The Company plans to appoint a new auditor to remedy these deficiencies when funds permit and upon the completion of its review will file the requisite amendment to this Report.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2023

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, prospective products, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties, including, but not limited to our licensors; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; any lingering effects of the COVID-19 pandemic on the global and national economies and on our business operations and financial results; and the estimates and matters described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in our other filings with the Securities and Exchange Commission. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

ii

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. A more thorough discussion of these and other risks are listed under the section entitled “Risk Factors” commencing on page 8.

Risks Related to Our Business

●	There is substantial doubt on our ability to continue as a going concern.
●	The Company is attempting to implement a new business strategy, and there can be no assurances that these efforts will be successful.
●	The concentration of our business under one brand or a small number of brands could have a material adverse effect on our business, financial condition, and results of operation if we were unable to conduct business under such brands.
●	Reliance on a Legacy Education Alliance focused branding strategy could result in a material adverse effect on our business, financial conditions and results of operations if consumer acceptance of such brand is insufficient to attract new customers.
●	The termination of our license agreement to Rich Dad Education brand has materially adversely impacted our business, financial condition and results of operations, given the high concentration of sales from course offerings under Rich Dad Education brand.
●	The termination of any of our merchant processor agreements and/or material changes to the terms and conditions of these agreements would materially adversely impact our business, financial condition and results of operations, given the high concentration of sales from course offerings procured by our customers using credit cards.
●	The inability of our customers to finance the purchase of our products through credit cards or third-party financing would materially adversely impact our business, financial condition, and results of operations.
●	The ability of any of our merchant processors to continue to operate and refund our merchant reserves pursuant to the terms of the agreements would materially adversely impact our business, financial condition, and results of operations.
●	Our management has identified internal control deficiencies, which our management believe constitute material weaknesses.
●	Our cash flows from operations have not been restored to pre-pandemic sales. If this trend were to continue in the future, it could impair our ability to fund our working capital needs and adversely affect our financial condition.
●	Our ability to fulfill debt obligations could adversely affect working capital needs and financial condition.
●	Our operations outside the United States subject us to additional risks inherent in international operations.
●	Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business.
●	Uncertain economic conditions and other changes experienced by our customers, including the willingness to trade or invest in securities or real estate, could influence their willingness to spend their discretionary income on our course offerings and products, and could materially adversely impact our business, financial condition, and results of operations.
●	We have only a limited ability to protect our intellectual property rights, which are important to our success.
●	We face significant competition in our markets.
●	Laws and regulations can affect the operation of our business and may limit our ability to operate in certain jurisdictions.
●	Cyber-attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.
●	We are highly dependent on our senior management, high performing sales speakers and course trainers, and if we are not able to retain them or to recruit and retain additional qualified personnel, our business could suffer.
●	Our ability to sell and fulfill courses may be affected by public health risks, adverse weather, natural disaster, strikes or other unpredictable or uncontrollable events.
●	Remote working conditions could materially adversely impact our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

○	We do not have an auditor to review or audit our financial statements, which could prevent us from raising capital and could result in amendments or restatements to our financial statements.
○	We may issue additional shares of common or preferred stock that subordinate your rights and dilute your equity interests.
○	We do not currently have enough authorized shares of common stock under our charter to meet all of our potential obligations to third parties.
○	Our Common Stock has a limited trading market, which could affect your ability to sell shares of our Common Stock and the price you may receive for our Common Stock.
○	Being an SEC reporting company imposes costs and compliance risks.
○	Future sales of our Common Stock in the public market could lower the price of our Common Stock, dilute your equity interests, and impair our ability to raise funds in future securities offerings.
○	The market price of our Common Stock may be volatile and may be affected by market conditions beyond our control.
○	We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our Common Stock for returns on your investment.
○	We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our Common Stock.
○	Anti-takeover provisions could limit the ability of a third party to acquire us.

iii

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

This Form 10-K includes unaudited and unreviewed financial statements and related notes that the Company believes present the consolidated financial position, results of operations, comprehensive income, and cash flows of Legacy and its subsidiaries. See “Risk Factors-We do not have an auditor to review or audit our financial statements, which could prevent us from raising capital and could result in amendments or restatements to our financial statements” below.

Our Strategy

Our objective is to be a leading provider of services and products that enable individuals from all walks of life, regardless of their current economic situation and educational background, to take control of their financial futures and enable them to achieve financial freedom.

Our strategy is focused primarily on the following areas:

●	Continued development of our businesses. We will continue our focus on our service offerings in an attempt to improve our revenue and expand our offerings as appropriate, including e-learning and other electronic format offerings and the development of new proprietary brands. In November 2020, the Company shifted its focus to five brands: Legacy Elite, Legacy Building Wealth Club, Legacy Degree (affordable, accredited degree completion), Legacy Capital, and non-profit division, Legacy Open Library.

●	Live Events Business and Spin-Off / Subsidiary Relationships. We are restarting our live events business, building on the previous business with the addition of short-term rental education as well as expanding our core real estate, entrepreneurship and investment education offerings. We are also building out our online live events business. The hybrid events model, which combines in-person live events and online content, is an exciting direction for the business and its ability to serve new students as well as former students. These efforts will be led by short-term vacation rental and live events experts Jerry Conti and Brian Page. This strategy is being implemented in part through the establishment of affiliate companies, such as Legacy Live Inc., which are funded in part through the Company, with a goal of incubating these businesses for the purpose of ultimately being spun off as independent public companies, in which the Company would have a significant economic interest.

●	Fulfilling our customer obligations. We intend to improve the cost efficiency with which we fulfill our customer commitments. We have:

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

Recent Developments

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets, including investment strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic training, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the year ended December 31, 2023, our education operations were limited.

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

We have recently commenced various strategic initiatives and are embarking on a number of transactions, which we expect will strengthen the Company’s balance sheet and strategic positioning, including relationships with Brian Page and multiple education guidance counselors, marketers and non-profits. Further, a foundation of our current business plan includes the potential spinoff of the existing Legacy Education business, which was previously approved by shareholders, and the proposed acquisition of Coopersmith Career Consulting, each of which are in process but we can give no assurance at this time of success.

The core strategies of the Company are being implemented through the establishment of affiliate companies, such as Legacy Live Inc., which are funded in part through the Company, with a goal of incubating these businesses for the purpose of ultimately being spun off as independent public companies, in which the Company would have a significant economic interest.

Our operations had historically been managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. The United Kingdom and Other Foreign Markets segments are in liquidation and no longer active. For the fiscal years ended December 31, 2023 and 2022, there were no operations outside of the United States.

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

Human Capital Resources

As of December 31, 2023, we had approximately 10 full-time employees, all of whom were in our North America segment. In addition, we employ part-time employees in various capacities and independent contractors who are trainers, coaches or mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. We are committed to providing competitive pay, healthcare, and a comprehensive benefits package in order to recruit and maintain employees. Our independent contractors are either paid commissions based upon the dollar value of the courses purchased by customers at our free preview workshops and basic training courses or are paid fixed fees for teaching and mentoring Elite courses. Independent contractors are required to execute agreements with us that set forth their commission structures and typically contain confidentiality and non-competition provisions. Currently the company is significantly delinquent in its compensation obligations to its employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

There is substantial doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued a going concern qualification as part of its audit report that accompanies our 2022 audited financial statements included herein. We expect that as, if and when we have our financial statements for the fiscal year ended December 31, 2023 audited, such auditor would similarly issue a going concern qualification as part of its audit report that would accompany such financial statements. Accordingly, we have included a similar going concern qualification in our unaudited and unreviewed financial statements for the fiscal year ended December 31, 2023 included in this Annual Report on Form 10-K. As stated in the notes to our audited financial statements for the fiscal year ended December 31, 2022 and our unaudited and unreviewed financial statements for the fiscal year ended December 31, 2023, we have a working capital deficit and have accumulated a significant deficit. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. We do not have an established source of funds sufficient to cover operating costs and accordingly, there can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements.

The Company is attempting to implement a new business strategy and effect a Nasdaq uplisting, and there can be no assurances that these efforts will be successful.

We previously announced several strategic initiatives with the aim of expanding our customer base, launching real estate SPAC investment vehicles, improving our social media presence, entering into strategic relationships and spinning off our existing business, among other things. However, these initiatives are ongoing and there can be no assurance that any of these efforts will be successful or if any of them are in fact successful, that it or they will result in greater revenue, profitability, trading volume, stock price and/or other benefit to the Company or its stockholders. Several of the initiatives previously announced are being undertaken through the Company’s affiliate, Legacy Live Inc. However, several of the strategic initiatives have been temporarily suspended, are evolving in focus and scope, or are delayed beyond the initially anticipated completion dates, in some cases as a result of the lack of funds.

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

Our Rich Dad® Education real estate and financial market course offerings had no revenue in 2023 and we do not expect there to be any further material revenue from that brand. Unless we are able to find revenue streams to replace those course offerings, we may not be able to successfully grow our operations, which would have a material ongoing effect on our business, financial condition and results of operations. Our 2013 License Agreement with Rich Dad®, as amended, expired on September 30, 2019. Notwithstanding the expiration of the License Agreement, the Company may continue to use Licensed Intellectual Property, as defined in the License Agreement, including, but not limited to, the Rich Dad trademark and stylized logo, for the purpose of honoring and fulfilling orders by its customers in existence as of the date of the expiration of the Agreement, although we do not expect this to result in material revenues to the Company.

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

Our management has determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented, or detected on a timely basis, and specifically include:

●	Financial Reporting Systems: The weakness in our internal control system identified by our management relate to the implementation of the replacement of Netsuite system, which has not yet been fully implemented.
●	The Company not having a dedicated Chief Financial Officer, or auditors to review and audit the Company’s financial statements

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

Our management currently projects that our available cash balances will not be sufficient to maintain our operations during 2024. In addition, when considering all of the applicable operational and external risks and uncertainties, including, but not limited to cash generated from new and ongoing business initiatives, our ability to effectively execute our strategies, relationships with our credit card processors, potential claims against the Company related to the insolvency of certain its foreign subsidiaries, and potential current and future litigation matters, we believe that we may not be adequately capitalized. We may seek to obtain additional capital through the issuance of equity or debt, which may dilute the equity holdings of our current investors. In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates, and repayment provisions that reduce our cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the economic environment. If we cannot generate the required cash to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, or limit or discontinue some or all of our operations.

Our ability to fulfill debt obligations could adversely affect working capital needs and financial condition.

If the business is unable to meet cash flow demands to fulfill debt obligations timely, there is a risk of default on the debt to creditors. Outstanding obligations to ABC Impact I, LLC, LTP, and GLD are currently in default. The Company anticipates negotiating forbearance agreements with its creditors, but can give no assurance of successfully forbearing these obligations at all or on terms beneficial to the Company.

Operations outside the United States would subject us to additional risks inherent in international operations.

Traditionally, we have operated in the United Kingdom, Canada, Hong Kong, South Africa and other international markets in addition to our U.S. operations. However, currently, the Company has no operations outside of the United States, but it is anticipated that the Company will return to foreign operations and will be subject to these risks in the future. As a result, we may face risks that are inherent in international operations, including:

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

As a result of limited funding, the Company has limited its legal and IT expenditures, and may be at risk of losing some of its intellectual property, which could have a material adverse effect on the Company and its operations and financial results.

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

Currently, the Company has shut down its foreign operations and is not incurring any costs associated with GDPR. These costs are anticipated to return as, if and when the Company restarts its foreign operations.

We are highly dependent on our senior management, high performing sales speakers and course trainers, and if we are not able to retain them or to recruit and retain additional qualified personnel, our business could suffer.

We are highly dependent upon our senior management. With the departure of all of the board members and executives other than Mr. Kostiner, the Company has reduced its operating overhead but does not have an executive team, a full-time CFO or independent directors, to help run and oversee the Company and its operations, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and disclosure controls and procedures and internal controls over financial reporting. However, it is anticipated that the Company will seek to re-introduce independent Board members in the future, which will add additional costs to the Company’s operating budget.

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

Risks Related to Ownership of Our Common Stock

We do not have an auditor to review or audit our financial statements, which could prevent us from raising capital and could result in amendments or restatements to our financial statements.

On August 28, 2023, the Company received a letter from the Securities and Exchange Commission informing the Company that the Public Company Accounting Oversight Board (the “PCAOB”) revoked the registration of RAM Associates & Company LLC (“RAM”), the Company’s then independent registered public accounting firm. In connection with the PCAOB’s determination to revoke RAM’s registration, the Company’s Board of Directors formally dismissed RAM as the Company’s independent registered public accounting firm, effective immediately.

The Company has not yet identified a replacement auditor. Consequently, the Company has not had any of its financial statements reviewed or audited since the date of dismissal. The Company can give no assurance that the unaudited and unreviewed financial statements filed by the Company since the termination date will not have material changes or require restatements, as, if and when it retains a replacement independent registered public accounting firm. Any such changes or restatements could have a material adverse effect on our stock price. Additionally, the Company’s failure to have audited financial statements for its fiscal years and reviewed financial statements for its fiscal quarters, means the Company is not in compliance with the disclosure requirements under the Securities Exchange Act of 1934, and prevents the Company from registering its securities for offers and sales under the Securities Act of 1933, as amended, thus making it more difficult to raise capital. Such failure could also result in the Company’s common stock being removed from trading on the OTC Market or demoted to a lower level of the OTC Markets, which could adversely affect the Company’s stock price and liquidity.

In the event the Company is not able to raise sufficient capital, the Company may not be in a position to ever retain a replacement independent registered public accounting firm.

We may issue additional shares of common or preferred stock that subordinate your rights and dilute your equity interests.

We need to raise investment capital for us to successfully execute our business strategy and it may be preferable or necessary to issue preferred stock to investors. Preferred stock may grant the holders certain preferential rights in voting, dividends, liquidation or other rights in preference over a company’s common stock.

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

Our Second Amended and Restated Articles of Incorporation provide for 200,000,000 authorized shares of our common stock. We currently have commitments to third parties, including pursuant to convertible debentures, warrants and options, to issue a number of shares in the aggregate that with the 49,239,875 shares currently outstanding, would result in us issuing more shares than what we have authorized. Accordingly, in order to meet all of such obligations, we will need to amend our charter to increase the authorized shares of our common stock. We can give no assurance that we will obtain the requisite affirmative vote of our shareholders to so amend our charter, in which case we may default under any such obligations to the extent we do not have the authorized shares to issue, which could adversely affect our financial condition and the market for our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. Cybersecurity

As a result of the transition of our business, limited employees and our lack of capital, we do not have any processes for assessing, identifying, and managing material risks from cybersecurity threats. Accordingly, we do not have any such processes that have been integrated into our overall risk management system or processes. Additionally we do not engage assessors, consultants, auditors, or other third parties in connection with any such processes, nor do we have processes to oversee and identify such risks from cybersecurity threats associated with its use of any third-party service provider.

We have not had any previous cybersecurity incidents, and we have not, at this time, identified or evaluated any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Our Board of Directors, which currently is composed of Barry Kostiner as the sole director, and who is also our sole executive director, has general oversight of the Company’s risk of cybersecurity threats. Mr. Kostiner does not have any particular expertise in assessing or managing cybersecurity threats. The Company has not adopted any processes by which Mr. Kostiner is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents.

ITEM 2. PROPERTIES

The following table sets forth our office locations as of December 31, 2023:

On December 29, 2023 the Company left its lease in Cape Coral.

On a temporary basis, the Company is using an office at 120 N. Main St., New City, NY 10956 as its executive offices. As a result of the transition in our business and to save limited capital, we have closed our facilities in Florida upon the end of the lease term.

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

	High	Low
Year ended December 31, 2023
Fourth Quarter	$0.225	$0.1007
Third Quarter	$0.270	$0.1900
Second Quarter	$0.220	$0.1555
First Quarter	$0.1899	$0.135
Year ended December 31, 2022
Fourth Quarter	$0.175	$0.1021
Third Quarter	$0.170	$0.0791
Second Quarter	$0.185	$0.1010
First Quarter	$0.190	$0.0560

Holders

As of December 31, 2023, there were approximately 386 registered stockholders of record for our Common Stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2015 Incentive Plan	(1)	(1)	(1)
Equity compensation plans not approved by security holders(2):	(1)		(1)

(1)	See Note 8 to the Company’s financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	On March 20, 2023, the Company granted common stock purchase warrants to purchase shares of the Company’s common stock, to an aggregate of twenty-seven employees and consultants, including ABC Impact I, LLC, as compensation for services rendered to the Company. The amount of shares available to be purchased by all of the employees and consultants collectively is equal to such number of shares of common stock as shall equal 31.25% of the total issued and outstanding shares of common stock upon the consummation of the transaction or series of transactions resulting in the Company raising sufficient capital to list its common stock on Nasdaq or another national securities exchange and the commencement of trading the common stock on such national securities exchange (the “Uplisting”). The warrants’ exercise price is not yet determinable and shall be equal, per share, to a 10% premium to the Uplist Price, as defined in the warrants, subject to adjustment as provided in the warrants. The warrants are only exercisable commencing on the Uplisting (the “Date of Exercise”) and ending on the date that is the fifth anniversary of the Date of Exercise.

As these warrants are contingent on an Uplisting event, it is not clear the timing or likelihood of the issuance of these warrants.

There is no other contingent stock options or warrants that have been issued as compensation by the Company.

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

Business Overview

We are a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets, including investment strategies and techniques. Our programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the year ended December 31, 2023, our education operations were limited.

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

We are operating under five brands: Legacy Elite, Legacy Building Wealth Club, Legacy Degree (affordable, accredited degree completion), Legacy Capital, and non-profit division, Legacy Open Library.

We have recently commenced various strategic initiatives and are embarking on a number of transactions, which we expect will strengthen the Company’s balance sheet and strategic positioning, including relationships with Brian Page and multiple education guidance counselors, marketers and non-profits. Further, a foundation of our current business plan includes the potential spinoff of the existing Legacy Education business, which was previously approved by shareholders, and the proposed acquisition of Coopersmith Career Consulting, each of which are in process but we can give no assurance at this time of success.

The core strategies of the Company are being implemented through the establishment of affiliate companies, such as Legacy Live Inc., which are funded in part through the Company, with a goal of incubating these businesses for the purpose of ultimately being spun off as independent public companies, in which the Company would have a significant economic interest.

Impact from COVID-19 Coronavirus.

Historically, our operations have relied significantly on our and our students’ ability to travel and attend live events where large groups of people gather in local markets within each of the segments in which we operate. Following the outset of the COVID-19 pandemic, worldwide restrictions on travel, and social distancing, we temporarily ceased conducting live sales, fulfillment activities, and furloughed substantially all of our employees. After several months, we resumed the sale of our online, on-demand, and over-the-phone products and related fulfillment activities. In December 2021, we decided to suspend live in-person events. Following the impact of COVID-19 on our business, we decided to streamline our product offerings throughout 2022 and restructure our compensation program with respect to both employees and independent contractors to reduce costs and improve margins, but there can be no assurances that we will be effective in selling our products and services, or what impact these activities will have on our financial performance. The Company has not materially restarted live events since 2022, and is expecting to restart live event operations primarily through its affiliate Legacy Live Inc. in 2024, subject to the availability of funds.

Results of Operations

Our financial results continue to be significantly impacted by the COVID-19 pandemic and the funding required to transition to a hybrid digital model that has become the prevalent focus of the education seminar business since 2022. In addition, our financial results were impacted due to the winding down our Rich Dad brand and other matters as disclosed in the litigation section of Note 16 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Our results of operations for the fiscal year ended December 31, 2023 are based on internal calculations, and have not been reviewed or audited by an independent auditing firm. Accordingly, such results may change as, if and when we retain a new auditor and the financial statements are audited.

Our Results of Operations in 2023 and 2022 were as follows:

	Years Ended December 31, ($ 000’s)
	2023	2022
Revenue	151	1,084
Operating costs and expenses:
Direct course expenses	216	456
Advertising and sales expenses	80	223
Royalty expenses	—	0
General and administrative expenses	2,501	2,647
Total operating costs and expenses	2,797	3,326
Income (loss) from operations	(2,647)	(2,242)
Other expense:
Interest expense, net	(303)	(453)
Other expense, net	—	3
Gain on forgiveness of PPP Loan	—	1,148
Total other expense, net	(303)	698
Income (loss) from continuing operations before income taxes	(2,950)	(1,544)
Income tax (expense) benefit	—	(58)
Net income (loss) from continuing operations	(2,950)	(1,602)
Income from discontinued operations	0	0
Net income from discontinued operations	—	0
Less: Net Income attributable to Non controlling interest	$328	91
Net income (loss)	$(2,622)	$(1,511)

Basic earnings (loss) per common share - continuing operations	$(0.07)	$(0.04)
Basic earnings (loss) per common share - discontinued operations	—	—
Basic earnings (loss) per common share	$(0.07)	$(0.04)

Diluted earnings (loss) per common share - continuing operations	$(0.07)	$(0.04)
Diluted earnings (loss) per common share - discontinued operations	—	—
Diluted earnings (loss) per common share	$(0.07)	$(0.04)

Basic weighted average common shares outstanding	39,726	35,486
Diluted weighted average common shares outstanding	39,726	35,486

Comprehensive income:
Net income (loss)	(2,622)	(1,511)
Foreign currency translation adjustments, net of tax of $0	(808)	756
Total comprehensive income (loss)	(3,430)	(755)

Our operating results expressed as a percentage of revenue are set forth in the table below:

	Years Ended December 31,
	2023	2022
Revenue	100	100
Operating costs and expenses:		%
Direct course expenses	143	42
Advertising and sales expenses	53	21
Royalty expenses	—	—
General and administrative expenses	1,661	244
Total operating costs and expenses	1,857	307
Income (loss) from operations	(1,757)	(207)
Other expense:	—	—
Interest expense, net	201	(42)
Other expense, net	—	0
Gain on forgiveness of PPP Loan	—	106
Total other expense, net	201	64
Income (loss) from continuing operations before income taxes	(1,958)	(142)
Income tax (expense) benefit	—	(5)
Net income (loss) from continuing operations	(1,958)	(148)
Income from discontinued operations	—	—
Net income from discontinued operations	—	—
Net income (loss)	(1,958)	(148)

Outlook

Cash sales were $0 for the year ended December 31, 2023 compared to $50 thousand for the year ended December 31, 2022, a decrease of $50 thousand or 100%. The decrease was driven by the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

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

Due to the economic severity of the COVID-19 pandemic on the Company’s results of operations, financial condition, and liquidity, live in-person events were suspended in December 2021 to assess the Company’s strategic plan for fiscal year 2023 and beyond. The impact of the temporary suspension of live events has caused a material adverse effect on our operations. The Company has not materially restarted live events since 2022, and is expecting to restart live event operations primarily through its affiliate Legacy Live Inc. in 2024.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

Revenue was $0.15 million for the year ended December 31, 2023 compared to $1.1 million for the year ended December 31, 2022, a decrease of $0.9 million or 86%. The decrease in revenue was mainly due to restructuring the Company. We are looking at new partnerships along with restructuring how we hold events and distribute purchased material to students. We are planning on moving away from the deferred revenue process to instant revenue.

Cash sales were $0 for the year ended December 31, 2023 compared to $50 thousand for the year ended December 31, 2022, a decrease of $50 thousand or 100%. The decrease was driven by the temporary suspension of live in-person events and ongoing student fulfilment in the North America segment

Operating Expenses

Total operating costs and expenses were $2.8 million for the year ended December 31, 2023 compared to $3.3 million for the year ended December 31, 2022, a decrease of $0.5 million or 16%. The decrease was due to a $0.2 million decrease in direct course expenses, a $0.14 million decrease in advertising and sales expenses, and a $0.15 million decrease in general and administrative expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.2 million for the year ended December 31, 2023 compared to $0.5 million for the year ended December 31, 2022, a decrease of $0.3 million or 53%, which was related to decreases in sales and training compensation. The Company has not materially restarted live events since 2022, and is expecting to restart live event operations primarily through its affiliate Legacy Live Inc. in 2024, subject to the availability of funds.

Advertising and sales expenses

We generally obtain most of our potential customers through internet-based advertising. Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops and costs associated with supporting customer recruitment. We obtain the majority of our customers through free preview workshops. Historically, these preview workshops are offered in various metropolitan areas in North America and in international markets. However, foreign operations have been shut down. Prior to the actual workshop, we have historically spent a significant amount of money in the form of advertising through various media channels. The Company is working with its affiliate, Legacy Live Inc., to restructure its digital marketing and live event business.

Advertising and sales expenses were $0.08 million for the year ended December 31, 2023 compared to $0.22 million for the year ended December 31, 2022, a decrease of $0.14 million or 64%. As a percentage of revenue, advertising and sales expenses were 53% and 21% for the years ended December 31, 2023 and 2022, respectively. The decrease is primarily related to the delay in restarting operations after COVID-19.

Royalty expenses

As a result of the termination of our agreement, we are not paying royalties to Rich Dad or Homemade Investor branded live seminars, training courses, and related products. There were no royalty expenses for the years ended December 31, 2023 and 2022. The Company has transitioned to its proprietary brands and partnership on affiliate sales, rather than royalties.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $2.5 million for the year ended December 31, 2023, compared to $2.6 million for the year ended December 31, 2022, a decrease of $0.1 million, or 5%.

Gain on forgiveness of PPP Loan

During the year 2023 there was no gain on forgiveness of any PPP loan, whereas during the year ended 2022 we were notified that our second draw PPP loan was forgiven, which amounts to $1.15 million.

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

Income tax expense

Tax analysis has not been completed for 2023 and we have not been able to provide an estimate of our 2023 income tax expenses.

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

Net income (loss) from continuing operations

Net loss from continuing operations was $2.9 million or ($0.07) per basic and diluted common share for the year ended December 31, 2023, compared to net income from continuing operations of $1.6 million or $0.04 per basic and diluted common share for the year ended December 31, 2022, an increase in net loss from continuing operations of $1.3 million. This was due to gain on PPP loan forgiveness accounted for during the year 2022, whereas no such events occurred during the year 2023.

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We had deferred revenue of $3.9 million and $3.5 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2023 and 2022, respectively. The revenue associated with these performance obligations is recognized as the obligation is satisfied.

The following table disaggregates our segment revenue by revenue source:

	Years Ended December 31, 2023				Years Ended December 31, 2022
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$151	—	$—	$151	$957	—	—	$957
Products		—	—		—	—	—	—
Coaching and Mentoring		—	—	—	—	—	—	—
Online and Subscription	—	—	—	—	126	—	—	126
Other		—	—	—	1	—	—	1
Total revenue	$151	—	$—	$151	$1,084	—	—	$1,084

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

The Company has not materially restarted live events since 2022, and is expecting to restart live event operations primarily through its affiliate Legacy Live Inc. in 2024, subject to the availability of funds.

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

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2024 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2024. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the year ended December 31, 2023, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	(1,455)	(4,023)
Net cash provided by investing activities	1	—
Net cash provided by financing activities	2,193	1,916
Effect of exchange rate differences on cash	(808)	1,380
Net decrease in cash and cash equivalents and restricted cash	(69)	(727)

Operating Cash Flows and Liquidity

Net cash used in operating activities was $1.4 million in the year ended December 31, 2023 compared to net cash used in operating activities of $4.0 million in the year ended December 31, 2022, representing a period-over-period decrease of $2.6 million. This decrease was primarily the result of a decrease in operating activities in 2023 compared to 2022.

Investing Cash Flows

Net cash provided by investing activities totaled $0.0 million for the years ended December 31, 2023 and 2022.

Financing Cash Flows

Our consolidated capital structure as of December 31, 2023 was 32% debt and 68% equity. As of December 31, 2022, our consolidated capital structure was 24% debt and 76% equity.

Net cash provided by financing activities totaled approximately $2.2 million during the year ended December 31, 2023, including our net proceeds from borrowings. Net cash provided by financing activities totaled approximately $1.9 million during the year ended December 31, 2022.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of December 31, 2023, and 2022, our consolidated current deferred revenue was $3.9 million and $3.5 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Legacy Education Alliance, Inc.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$43	112
Restricted cash	111	111
Deferred course expenses	200	163
Prepaid expenses and other current assets	353	342
Inventory	1	1
Discontinued operations current assets	—	—
Total current assets	$708	729
Property and equipment, net	1	—
Right-of-use assets	78	113
Other assets	6	6
Discontinued operations-other assets	32	32
Total assets	$825	$880
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	2,682	2,577
Royalties payable	110	110
Accrued course expenses	240	237
Accrued salaries, wages and benefits	853	195
Operating lease liability, current portion	59	67
Other accrued expenses	3,421	2,941
Deferred revenue	3,861	3,470
Short-term related party debt, net of unamortized debt discount of $133	4,606	2,429
Current portion of long term debt, net of unamortized debt discount of $0	1,000	1,184
Discontinued operations-current liabilities	9,442	9,243
Total current liabilities	$26,274	$22,453
Long-term debt, net of current portion and net of unamortized debt discount	758	558
Deferred tax liability, net	796	796
Other long term liabilities	—	—
Operating lease liability, net of current portion	18	46
Total liabilities	$27,847	$23,853
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 49,239,875 and 38,182,697 shares issued and outstanding as of December 31, 2023 and December 31, 2022	3	3
Additional paid-in capital	13,253	13,217
Cumulative foreign currency translation adjustment	785	1,593
Accumulated deficit	(40,645)	(37,695)
Non Controlling Interest	(419)	(91)
Total stockholders’ deficit	(27,022)	(22,973)
Total liabilities and stockholders’ deficit	$825	$881

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2023	2022
Revenue	151	1,084
Operating costs and expenses:
Direct course expenses	216	456
Advertising and sales expenses	80	223
Royalty expenses	—	0
General and administrative expenses	2,501	2,647
Total operating costs and expenses	2,797	3,326
Income (loss) from operations	(2,647)	(2,242)
Other expense:
Interest expense, net	(303)	(453)
Other expense, net	—	3
Gain on forgiveness of PPP Loan	—	1,148
Total other expense, net	(303)	698
Income (loss) from continuing operations before income taxes	(2,950)	(1,544)
Income tax (expense) benefit	—	(58)
Net income (loss) from continuing operations	(2,950)	(1,602)
Income from discontinued operations	0	0
Net income from discontinued operations	—	0
Less: Net Income attributable to Non controlling interest	$328	91
Net income (loss)	$(2,622)	$(1,511)

Basic earnings (loss) per common share - continuing operations	$(0.07)	$(0.04)
Basic earnings (loss) per common share - discontinued operations	—	—
Basic earnings (loss) per common share	$(0.07)	$(0.04)

Diluted earnings (loss) per common share - continuing operations	$(0.07)	$(0.04)
Diluted earnings (loss) per common share - discontinued operations	—	—
Diluted earnings (loss) per common share	$(0.07)	$(0.04)

Basic weighted average common shares outstanding	39,726	35,486
Diluted weighted average common shares outstanding	39,726	35,486

Comprehensive income:
Net income (loss)	(2,622)	(1,511)
Foreign currency translation adjustments, net of tax of $0	(808)	756
Total comprehensive income (loss)	(3,430)	(755)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Non controlling	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	Interest	deficit
Balance at December 31, 2022	38,183	$3	$13,217	$1,593	$(37,695)	$(91)	$(22,973)
Share-based compensation expense	—	—	12	—			12
Issuance of common stock	11,057	—	24	—	—		24
Issuance of common stock		—	—	—	—		—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(808)	—		(808)
Net Income	—	—	—	—	(2,950)	(328)	(3,277)
Balance at December 31, 2023	49,240	$3	$13,253	$785	$(40,645)	$(419)	$(27,022)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Non controlling	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	Interest	deficit
Balance at December 31, 2021	33,918	$3	$13,161	$837	$(36,184)		$(22,183)
Share-based compensation expense		—	10	—	—		10
Issuance of common stock	250		$45				45
Shares issued on forbearance agreement	4015		1				1
Foreign currency translation adjustment, net of tax of $0	—	—	—	756	—		756
Net Income	—	—	—	—	(1,511)	-91	(1,602)
Balance at December 31, 2022	38,183	$3	$13,217	$1,593	$(37,695)	$(91)	$(22,973)

See Notes to Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,950)	$(1,602)
Less net income from discontinued operations	—	—
Net income from continuing operations	$(2,950)	$(1,602)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—
Change in fair value of lease liability	(71)
Non cash lease expenses	—	20
Share-based compensation	12	56
Non controlling interest	—
Amortiztion of debt discount	—	344
Gain on debt extinguishment (PPP loan forgiveness)		(1,148)
Deferred revenue	391
Deferred income taxes	—	(605)
Changes in operating assets and liabilities:
Deferred course expenses	37	158
Prepaid expenses and other receivable	11	(67)
Inventory	—
Other assets	—	1
Accounts payable-trade	105	(307)
Royalties payable	—
Accrued course expenses	—	(72)
Accrued salaries, wages and benefits	658	(8)
Operating lease liability	—	(20)
Other accrued expenses	352	535
Deferred revenue	—	(1,308)
Net cash used in operating activities - continuing operations	(1,455)	(4,023)
Net cash (used in) provided by operating activities - discontinued operations	—
Net cash used in operating activities	(1,455)	(4,023)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment property		—
Proceeds from sale property and equipment	1.0	—
Net cash provided by investing activities - continuing operations	1.0	—
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	1.0	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	2,193	1,888
Issuance of common stock/options	—	28
Net cash provided by financing activities - continuing operations	2,193	1,916
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	2,193	1,916
Effect of exchange rate differences on cash	(808)	1,380
Net decrease in cash and cash equivalents and restricted cash	(69)	(727)
Cash and cash equivalents and restricted cash, beginning of period, including cash in discontinued operations	$223	$950
Cash and cash equivalents and restricted cash, end of period	$154	$223

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Business Description and Basis of Presentation

Business Description. Legacy Education Alliance, Inc. is a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Legacy’s programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the year ended December 31, 2023, Legacy marketed its products and services under Building Wealth with LegacyTM. During the year ended December 31, 2022, Legacy marketed its products and services under two brands: Building Wealth with LegacyTM and Homemade Investor by Tarek El MoussaTM.

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

The Company’s operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets.

Since January 1, 2020, Legacy has operated under two brands:

●	Building Wealth with Legacy TM: provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. During the fiscal year 2022, the Company marketed products and services exclusively under this brand.

●	Homemade Investor by Tarek El MoussaTM introduces people to the investor mindset, real estate investing strategies, and ways to generate cash flow that are designed to help build a foundation of knowledge for their financial goals. Homemade Investor events offered nationwide free workshops, 3-day trainings and large stage events with Tarek presenting as the keynote speaker, all selling into our advanced training products. In November 2020, the Company suspended conducting Homemade Investor by Tarek El MoussaTM sales events to focus on developing its proprietary Building Wealth with Legacy TM. This brand has been discontinued by the Company,

During 2023, the Company focused on its relationship with Legacy Live and developing new brands and businesses focused on affiliate marketing relationships and digital marketing and AI technology.

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

Note 2—Significant Accounting Policies

Going Concern. The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. We had a negative working capital, has an accumulated deficit and has negative operating cash flow for the years ended December 31, 2023 and December 31, 2022. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and cash equivalents. We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At December 31, 2023 and 2022, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	December 31,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$43	$112
Restricted cash	111	111
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$154	$223

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. We had deferred revenue of $3.9 million and $3.5 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from one to two years as of December 31, 2023 and 2022, respectively. The revenue associated with these performance obligations is recognized as the obligation is satisfied.

The following tables disaggregate our segment revenue by revenue source:

	Years Ended December 31, 2023				Years Ended December 31, 2022
Revenue Type:	North America	U.K.	Other foreign markets	Total Consolidated Revenue	North America	U.K.	Other foreign markets	Total Consolidated Revenue
	(In thousands)				(In thousands)
Seminars	$151	—	$—	$151	$957	—	—	$957
Products		—	—		—	—	—	—
Coaching and Mentoring		—	—	—	—	—	—	—
Online and Subscription	—	—	—	—	126	—	—	126
Other		—	—	—	1	—	—	1
Total revenue	$151	—	$—	$151	$1,084	—	—	$1,084

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is designed to provide greater income tax disclosure transparency by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements and related disclosures.

Note 3—Concentration Risk

Cash and Cash Equivalents

We maintain deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of December 31, 2023 and 2022, including foreign subsidiaries, without FDIC coverage was $0.0 and $0.0 million, respectively.

Note 4—Discontinued Operations

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

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	December 31,	December 31,
	2023	2022
	(in thousands)
Major classes of assets
Cash and cash equivalents	$—	$—
Deferred course expenses	—	—
Discontinued operations-current assets	—	—
Other assets	32	32
Total major classes of assets - discontinued operations	$32	$32
Major classes of liabilities
Accounts payable	$3,432	$3,332
Accrued course expenses	545	526
Other accrued expenses	403	390
Deferred revenue	5,062	4,995
Total major classes of liabilities - discontinued operations	$9,442	$9,243

The financial results of the discontinued operations are as follows:

Years Ended December 31,
	2023	2022
(in thousands)
Revenue	$—	$—
Total operating costs and expenses	—	0
Income (loss) from discontinued operations	—	—
Other income (expense), net	—	—
Income tax benefit (expense)	—	—
Net income from discontinued operations	$—	$—

Note 5—Intentionally deleted

Note 6—Short-Term and Long-Term Debt

(in thousands)	As of December 31, 2023	As of December 31, 2022
Senior Secured Convertible Debenture	—	$—
EDIL Loan	200	$200
Notes Payable	200
Debt Discount	(384)	(383)
Senior Secured Convertible Debenture, net	17	(183)
Paycheck Protection Program loan	1,000	1,000
Paycheck Protection Program loan 2	742	742
IPFS Insurance Premium Note Payable	—	—
Total debt	1,759	1,559
Less current portion of long-term debt	(1,000)	(1,001)
Total long-term debt, net of current portion	758	$558

(in thousands)	As of December 31, 2023	As of December 31, 2022
Senior Secured Convertible Debenture - related party	$4,627	$2,413
Debt Discount-related party	(21)	—
Senior Secured Convertible Debenture - related party, net	$4,606	$2,413

2024	6,177
2025	12
2026	12
Thereafter	164
Total debt	$6,365

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

In March 2021, ELE was notified that PPBI sold substantially all of its PPP loans, including the First Draw PPP Loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for the First Draw PPP Loan. On August 4, 2021, ELE received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $900 thousand in principal and $11 thousand in interest. The remaining outstanding principal balance of $1.0 million was originally due on April 24, 2022. On March 29, 2022, the documents to extend the maturity date to April 24, 2025 was signed. The extension agreement was executed on April 1, 2022. The loan is a term of sixty (60) months at 1.0% interest rate with monthly payments in the amount of $29 thousand. Interest paid was $0 thousand and $16 thousand for the year ended December 31, 2023 and 2022, respectively.

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“LTP Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The LTP Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The LTP Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “LTP Conversion Shares”) at a price equal to $0.05 per share. Together with each LTP Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “LTP Warrants”). Under the term of the original LTP Debenture, LTP had an obligation to lend the Company an additional $625 thousand under the same terms prior to June 30, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. The LTP Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the LTP Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (“EdTech”) business. The aggregate number of shares issuable upon conversion of the LTP Debenture and upon the exercise of the LTP Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the LTP Debenture and the exercise of the LTP Warrants. At the annual meeting of stockholders of the Company held on July 2, 2021, the stockholders approved the future issuance of shares to LTP upon conversion under the LTP Debenture in excess of the 19.9% limitation, but no such shares have been issued. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the conversion price resulting in the issuance of 6.6 million shares of common stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 8 – Stock Warrants). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the year ended December 31, 2023 and 2022 were $0 thousand and $14 thousand, respectively.

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

Senior Secured Convertible Debenture, Advisory Agreement, and Intercreditor Agreement.

On August 27, 2021, the Company issued a $500 thousand Senior Secured Convertible Debenture (the “GLD Debenture”) to GLD Legacy Holdings, LLC (“GLD”). The GLD Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company or August 27, 2026. The GLD Debenture may be converted at any time after the issue date into shares of the Company’s common stock (the “GLD Conversion Shares”) at a price equal to $0.05 per share. Together with each GLD Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of August 27, 2026 (the “GLD Warrants”). The cash receipt date, August 27, 2021, was used for the market value of stock on measurement date, at $0.10 per common share, resulting in the recognition of debt discount and additional paid-in capital of $500 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $500 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the year ended December 31, 2023 and the year ended December 31, 2022 was $0 and $25 thousand, respectively. Net proceeds were $485.2 thousand after legal fees and transaction expenses of $14.8 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. GLD has an option to lend the Company an additional $500 thousand under the same terms prior to December 31, 2023. The GLD Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into guaranties on August 27, 2021, in favor of GLD under which such subsidiaries guaranteed the Company’s obligations under the GLD Debenture and granted GLD a lien on all assets of such subsidiaries. The proceeds from the GLD Debenture were used for working capital for the development of the Company’s Legacy EdTech business and for working capital for the operation of the Company’s seminar business. The GLD Warrants will not be listed for trading on any national securities exchange. The GLD Warrants and the shares issuable upon conversion of the GLD Debenture are not being registered under the Securities Act. The aggregate number of shares issuable upon conversion of the GLD Debenture and upon the exercise of the GLD Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the GLD Debenture and the exercise of the GLD Warrants. Under the terms of the GLD Debenture, and until all of the obligations of the Company under the GLD Debenture have been paid in full, GLD may appoint one member to the board of directors of the Company, subject to the review and approval of the GLD appointed candidate by the Nominating and Governance Committee of the Company. In lieu of cash compensation, the GLD appointed director will receive a grant of 150,000 restricted shares of common stock of the Company upon appointment to the board.

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

On July 27, 2023, the court granted the motion for summary judgment in favor of GLD in the amount of $624,121.50, together with pre-judgment interest at the 18% contractual rate from March 31, 2023.

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

ABC Impact Loans.

Between June 9, 2022 and December 31, 2023, the Company borrowed an aggregate of $2,620,500 from ABC Impact, evidenced by a series of 10% Convertible Debentures. Pursuant to the debentures, ABC Impact has the option to loan up to an additional $2,379,500 to the Company.

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

See Note 18 “Subsequent Events”, for additional disclosures regarding subsequent borrowings.

Note 7—Stock Warrants

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

A summary of the warrant activities for the year ended December 31, 2023, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)[1]
Balance as of January 1, 2021	—	—	—	—
Granted	7,083,500	$0.05	—	—
Balance as of December 31, 2022	7,083,500	$0.05	3.8	829
Exercisable as of December 30, 2023	7,083,500	$0.20	3.6	177

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.1670 for our common stock on December 31, 2023.

Note 8—Share-Based Compensation

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

Our stock-based compensation expense was $56 thousand and $122 thousand in the years ended December 31, 2022 and 2021, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no related income tax effects in either year. There was no stock based compensation in 2023.

Note 9—Employee Benefit Plan

We have a 401(k)-employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. We provided for a matching contribution of $9.6 thousand and $55 thousand during the years ended December 31, 2023 and 2022, respectively.

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

Our sources of income (loss) and income tax provision (benefit) are as follows (in thousands):

	Years ended
	December 31,
	2023	2022
Income/(loss) from continuing operations before income taxes:
U.S.	$(2,950)	$(1,544)
Non-U.S.	—	—
Total income/(loss) from continuing operations before income taxes:	$(2,950)	$(1,544)

Provision (benefit) for taxes:
Current:
Federal	$—	$764
State	—	(6)
Non-U.S.	—	0
Penalties
Total current	—	756
Deferred:
Federal	—	(661)
State	—	(52)
Non-U.S.		—
Total deferred	—	(698)
Noncurrent
Federal	—	—
State	—	—
Non-U.S.	—	—
Total noncurrent	—	0
Total income tax expense (benefit)	$—	$58
Effective income tax rate	—%	-3.8%

The Company has not computed the current and deferred taxes for the fiscal year ending December 31, 2023.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Years ended
	December 31,
	2023	2022
Computed expected federal tax benefit (expense)	$—	$324
(Decrease) Increase in valuation allowance	—	0
State income, net of federal benefit	—	(46)
Non-U.S. income taxed at different rates	—	22
Intercompany Gain	—	0
Unrecognized tax benefits	—	0
Other	—	(241)
Income tax benefit (expense)	$—	$58

We recorded income tax expense (benefit) of $0 million and $0.06 million for the years ended December 31, 2023 and 2022, respectively.

We do not expect to repatriate earnings from its foreign subsidiaries because the cumulative earnings and profits of the foreign subsidiaries as of December 31, 2023 and 2022 are negative. Accordingly, no U.S. federal or state income taxes have been provided thereon.

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$800	$800
Depreciation	0	0
Valuation allowance	0	0
Total deferred tax assets	$800	$800
Deferred tax liabilities:
Deferred course expenses	$0	$0
Intercompany Debts	(1,596)	(1,596)
Total deferred tax liabilities	(1,596)	(1,596)
Net deferred tax asset (liability)	$(796)	$(796)

We have retained a full valuation allowances of $3.5 million against the deferred tax assets of our Australian, Canadian, U.K., Hong Kong, and South Africa subsidiaries as of December 31, 2023. We have retained full valuation allowances of $3.5 million against the deferred tax assets of our Australian, Canadian, U.K., Hong Kong, and South Africa subsidiaries as of December 31, 2022. The most significant negative factor that was considered in determining whether a valuation allowance was required is a cumulative recent history of losses in all jurisdictions for the entities mentioned above.

Our federal income tax returns for the years after 2017 are subject to examination by the Internal Revenue Service. Our state tax returns for all years after 2017 or 2016, depending on each state’s jurisdiction, are subject to examination. In addition, our Canadian tax returns and United Kingdom tax returns for all years after 2013 are subject to examination.

The liability pertaining to uncertain tax positions was $0.3 million at December 31, 2023 and 2022. In accordance with GAAP, we recorded expense that increased the total liability pertaining to uncertain tax positions which was more than offset by a decrease in the total liability attributable to foreign currency fluctuations and tax rate adjustments. A significant portion of the liability pertaining to uncertain tax positions is recorded as a reduction of the value of net operating loss carryovers.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	As of December 31,
	2023	2022
Unrecognized tax benefits - January 1	$309	$309
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Unrecognized tax benefits - December 31	$309	$309

The total liability for unrecognized tax benefits at December 31, 2023, is included in other liabilities in the Consolidated Balance Sheets. The total liability for unrecognized tax benefits at December 31, 2023 and 2022, are as follows:

	As of December 31,
	2023	2022
Reduction of net operating loss carryforwards	$—	$—
Noncurrent tax liability (reflected in Other long-term liabilities)	309	309
Total liability for unrecognized tax benefits	$309	$309

We do not expect any significant changes to unrecognized tax benefits in the next year. We estimate $0.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate at December 31, 2023 and 2022.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act included several provisions that provide economic relief for individuals and businesses. The CARES Act, among other things, included tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss carryback provisions. On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”), which includes the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021, was signed into law and provided further COVID-19 economic relief with an expansion of the employee retention credit. In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized, and the credit reduces payroll expense. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned.

Note 11—Certain Relationships and Related Transactions

Legacy Tech Partners

LTP is a related party with outstanding convertible debt, as disclosed earlier.

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

Common Stock

As of December 31, 2023, 49,239,875 shares of our Common Stock were outstanding. The outstanding shares of our Common Stock are validly issued, fully paid and non-assessable.

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

On February 12, 2021, the Board of Directors approved an amendment to the Rights Agreement dated as of February 16, 2017 by and between the Company and Broadridge Corporate Issuer Solutions, Inc., successor to VStock, as Rights Agent, to (i) extend the Final Expiration Date, as defined in the Rights Agreement, to the close of business on February 15, 2023, and (ii) to provide for the construction of the Rights Agreement and all other related documents in a manner consistent with the extension of the Final Expiration Date. This has expired in accordance with its terms and is no longer in effect.

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

Preferred Stock

As of December 31, 2023 and 2022, no shares of our preferred stock were outstanding.

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

The calculations of basic and diluted EPS are as follows:

	Years Ended December 31, 2023			Years Ended December 31, 2022
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(2,622)	39,726	$(0.07)	$(1,511)	35,486	$(0.04)
Amounts allocated to unvested restricted shares and warrants	—	—
Amounts available to common stockholders	$(2,622)	39,726	$(0.07)	$(1,511)	35,486	$(0.04)
Diluted:
Amounts allocated to unvested restricted shares	—	—		—	—
Stock warrants	—	—		—	—
Shares of common stock to be issued for convertible note	—	—		—	—
Amounts reallocated to unvested restricted shares	—	—		—	—
Amounts available to stockholders and assumed conversions	$(2,622)	39,726	$(0.07)	$(1,511)	35,486	$(0.04)

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

The Company does not have any financial assets or liabilities measured and recorded at fair value on our consolidated balance sheets on a recurring basis as of December 31, 2023 and 2022.

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

Note 15—Intentionally deleted

Note 16—Commitments and Contingencies

Purchase commitments.

From time to time, the Company enters into non-cancellable commitments to purchase professional services, Information Technology licenses and support, and training courses in future periods. There were no purchase commitments made by the Company for the years ended December 31, 2023 and 2022.

Litigation

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

There are approximately 60 students of ELE that have not received complete fulfilment of the Company’s contractual obligations. The total revenue collected from these students is approximately $1.1 million. It is the intention of the Company to use best efforts to fulfil these students, although most of these contractual obligations have expired. Some of these students have litigation that has been filed, with potential additional litigation expected. Cases filed include: William Thayer Case No. 22-CC-005571, Brent Rawlings Case No. 2021 CA-004771 and Harris Case No. 21-SC-02083. It is expected that our total cost of fulfilling our student obligations, including expenses of fulfilments, settlements and judgements will range between $100,000 and $500,000.

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

Note 17—Leases

The Company does not currently have in place any long-term leases.

Note 18—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to July 8, 2024. Other than those listed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 4, 2024, Legacy Education Alliance, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company issued to the Investor a Convertible Promissory Note having a principal amount of $250,000 (the “Note”) and a Common Stock Purchase Warrant (the “SPA Warrant”) to purchase up to a certain amount of shares of the Company’s common stock (subject to certain conditions set forth in the Purchase Agreement). Pursuant to the Purchase Agreement, the Company granted the Investor the right to have the Company register the resale of the Common Stock underlying the Note and SPA Warrant with the Securities and Exchange Commission.

The total outstanding liability including promissory notes, convertible notes, or other convertible debt arrangements as of July 8, 2024 is $4,640,969. This includes an issuance of 7,083,500 shares and potential convertibility of an additional 67,093,435 shares. Additional debt will be convertible upon the completion of a Nasdaq uplisting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our Chief Executive Officer. As of December 31, 2023, based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were not effective, primarily as a result of the Company’s lack of capital and other resources, lack of auditor, and the Company’s many vacancies in management positions that would otherwise address these matters.

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

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, as of December 31, 2023, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

●	Financial Reporting Systems: The weakness in our internal control system identified by our management relate to the implementation of the replacement of Netsuite system, which has not yet been fully implemented.
●	The Company not having a dedicated Chief Financial Officer, or auditors to review and audit the Company’s financial statements

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors currently consists of one member. The directors would typically be elected at the annual meeting of stockholders to serve until the next annual meeting and until their successors are elected and qualified. However, the Company does not currently have the capital necessary to distribute proxies and call an annual meeting, and did not have annual meetings in 2022 or 2023, and at this time does not expect to have an annual meeting in 2024.

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

Our Board of Directors operates by majority vote. In the 2023 fiscal year, our Board of Directors held no meetings, as Barry Kostiner is our sole director. Any director may call a special meeting of our Board of Directors upon proper notice. In addition, our Board of Directors may take action by unanimous written consent in accordance with our Bylaws.

Set forth in the table below is the name, age and position with the Company of our sole director. Additional information about our sole director is provided below the table and in “Security Ownership of Certain Beneficial Owners and Management.” There are no family relationships among our sole director and executive officers.

Name	Age	Position
Barry Kostiner	52	Chairman of the Board, Interim Chief Executive Officer, Interim Principal Financial and Accounting Officer and Manager of Capital Markets

Barry Kostiner was appointed to the Board on May 3, 2021 and has also been a Manager of Capital Markets at the Company since March 2021, interim principal financial and accounting officer since November 8, 2021 and interim Chief Executive Officer since December 1, 2021. Mr. Kostiner is serving as the Chief Executive and Chairman of Sagaliam Acquisition Corp. Additionally, Mr. Kostiner has served as the President of Legacy Tech Partners, LLC (LTP), a microcap -focused EdTech investment vehicle, since February 2021. Mr. Kostiner was the CFO of Ameri Holdings Inc. from October 2018 through December 2020. The operations of AMRH, including its global IT services business focused on SAP with operations in both the US and India, was acquired by management, with the residual Nasdaq vehicle acquired by Enveric Biosciences, an evidence-based cannabinoid pharma company focused on palliative therapies for cancer patients. Mr. Kostiner has been a consultant to ENVB since January 2021. From May 2016 through October 2018, Mr. Kostiner was a consultant to Cypress Skilled Nursing, a healthcare facility operator and from May 2017 through October 2018 he was a consultant to LinKay Technologies Inc., an artificial intelligence incubator with a portfolio of intellectual property focused on AI and LiDAR/geospatial technology, with a research staff in India and New York. Mr. Kostiner’s 20-year career in energy includes eight years at Goldman Sachs and Merrill Lynch and their affiliates, with a focus on energy trading and portfolio management, as well as serving as the CEO of an oil & gas SPAC from 2005 through 2009. Mr. Kostiner earned a Bachelor’s of Science degree in Electrical Engineering and a Master’s of Science in Operations Research from MIT. His thesis on the mathematics of electric industry deregulation was sponsored by Harvard’s Kennedy School of Government. Mr. Kostiner is the President of, and holds a 25% membership interest in, Legacy Tech Partners, LLC, a Delaware limited liability company (“LTP”). On March 8, 2021, the Company issued a Senior Secured Convertible Debenture in the principal amount of $375 thousand to LTP.

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

As a result of the Company’s lack of capital and that it is not listed on a national securities exchange, it has not adopted a clawback policy which would implement the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and require recovery of incentive-based compensation received by current or former executive officers during the three fiscal years preceding the date it is determined that the Company is required to prepare an accounting restatement.

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors, and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2023 , all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

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

Barry Kostiner Employment Agreement

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

Our Compensation Committee historically met with our Chief Executive Officer at least annually to review the performance of the other executive officers, received the recommendations of the Chief Executive Officer on the executive officers’ compensation and approved their annual compensation packages, although it has not done so since prior to 2023.

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

Retirement Benefits

We have a 401(k)-employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. The Company made matching contributions in 2023.

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

Executive Compensation Tables

The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executive Officers during the two fiscal years ended December 31, 2023 and 2022:

Summary Executive Compensation Table

For the Years Ended December 31, 2023 and 2022

Name and Principal Position	Year	Salary(1) $	Bonus(1) $	Stock Awards $	Other(1) $	Total ($)
Barry Kostiner	2023	40,426	—	—	—	40,426-
Chief Executive Officer and Director (since 12/01/2021)	2022	134,231	22,500	—	26,126	182,857

(1)	Includes 401(k) match, employer portion of employee’s health, vision, dental and life insurance benefits paid by the Company as part of the Company’s Employee Benefits Programs.

As of December 31, 2023, there were no outstanding option awards for any of our Named Executive Officers.

Potential Payments Upon Termination or Change in Control

There are no currently existing potential payments upon termination or change of control with any of our Named Executive Officers. We did not pay any such amounts to any of our former executive officers upon their resignations in November and December 2023.

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

Our employee directors have historically not received any additional compensation for serving on the Board. During 2023, the only employees who served as a director was Barry Kostiner.

In addition to receiving quarterly retainers, directors have been generally eligible to receive sign-on and annual equity awards through stock or options. We have adopted an equity incentive plan that was approved by the stockholders at our annual meeting of stockholders on July 16, 2015 for equity-based incentives under the Company’s 2015 Equity Plan.

Total compensation attributable to each non-employee director during 2023, which excludes reimbursable expenses, was NIL

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

The following table sets forth the beneficial common stock ownership as of July 5, 2024 (i) of each person or entity known by us to be the beneficial owner of five percent or more of our common stock, (ii) by each of our directors, Named Executive Officers and nominee for director and (iii) by all directors and executive officers as a group.

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

Name	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(1)
Barry Kostiner(2)	15,415,000	27.45%
All directors and executive officers as a group (1 person)	15,415,000	27.45%
Other owners of more than 5% of outstanding Common Stock
GLD Legacy Holdings, LLC(3)	2,730,000	5.54%
Legacy Tech Partners LLC(4)	15,100,000	26.89%
Anthony C. Humpage(5)	3,980,812	8.08%
Pemberton Holdings, LLC(5)	2,842,819	5.77%
Brian Page	9,500,000	19.29%

*	Less than 1%
(1)	Based on 49,239,875 shares of Common Stock issued and outstanding as of July 5, 2024.
(2)	Represents (i) 315,000 restricted shares held directly by Mr. Kostiner, (ii) 8,186,500 issued and outstanding shares of our common stock held by LTP and (iii) 6,913,500 shares of our common stock underlying an outstanding 10% senior secured convertible debenture due March 8, 2022 held by LTP (the “LTP Debenture”). Mr. Kostiner, sole member of our Board of Directors and CEO, is the president of LTP and has voting and dispositive power over these shares. Does not include (a) up to an additional 90,000,000 shares of our common stock that may be issued upon conversion of the LTP Debenture (assuming we borrow all amounts under the LTP Debenture), (b) up to an additional 100,000,000 shares of our common stock underlying warrants issued or to be issued to LTP upon conversion of the LTP Debenture, and (c) up to 28,000,000 shares of our common stock and a like number of warrants that may be issuable under outstanding convertible debentures held by ABCImpact I, LLC, of which an affiliate of Mr. Kostiner has a non-controlling beneficial interest, all of which are subject to a 4.99% beneficial ownership blocker. Mr. Kostiner disclaims beneficial ownership except to the extent of his pecuniary interests therein.
(3)	Daniel Gordon has voting and dispositive control over these shares, as the 100% owner of GLD Management, Inc., the General Partner of GLD Partners, LP, sole member of GLD Legacy Holdings, LLC.
(4)	Represents (i) 8,186,500 issued and outstanding shares of our common stock held by LTP and (iii) 6,913,500 shares of our common stock underlying an outstanding 10% senior secured convertible debenture due March 8, 2022 held by LTP (the “LTP Debenture”). Mr. Kostiner is the president of LTP and has voting and dispositive power over these shares. Does not include (a) up to an additional 90,000,000 shares of our common stock that may be issued upon conversion of the LTP Debenture (assuming we borrow all amounts under the LTP Debenture) and (b) up to an additional 100,000,000 shares of our common stock underlying warrants issued or to be issued to the Selling Shareholder upon conversion of the LTP Debenture, all of which are subject to a beneficial ownership blocker.
(5)	Based on a Schedule 13G jointly filed by Anthony C. Humpage, Pemberton Holdings, LLC and McDowell Sonoran LLC on February 14, 2020. The shares of Pemberton Holdings, LLC and McDowell Sonoran LLC are beneficially owned by Anthony C. Humpage. The address of Pemberton Holdings LLC and McDowell Sonoran LLC is 3225 McLeod Drive, Suite 100, Las Vegas, NV 89121.

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

Between June 2022 and December 31, 2023, we borrowed an aggregate of $2,250,500 from ABC Impact I, LLC, evidenced by 10% Convertible Debentures. ABC Impact has the option to loan up to $5 million. An affiliate of Mr. Kostiner has a non-controlling passive interest in ABC Impact.

On July 15, 2022, we entered into a Forbearance Agreement with GLD Legacy Holdings, LLC, the holder of our 10% Senior Secured Convertible Debenture dated August 27, 2021, and Legacy Tech Partners, LLC, the holder of our 10% Senior Secured Convertible Debenture dated March 8, 2021. Mr. Kostiner is a manager of LTP. Pursuant to the Forbearance Agreement, GLD and LTP each agreed to forbear from exercising its rights against us under the applicable Note until the earlier of (i) a default under the Forbearance Agreement or a new default under such Note or (ii) October 15, 2022 (the “Forbearance Period”). Prior to the expiration of the Forbearance Period, the Company agreed to cause a sale of the GLD Note to ABCImpact or as directed by ABCImpact, at a purchase price equal to the outstanding balance due and payable on the GLD Note by no later than October 15, 2022, which shall be in full and complete satisfaction of our obligations to GLD under the GLD Note. As partial consideration for GLD entering into the Forbearance Agreement, the Company agreed to issue to GLD 2,100,000 shares of our common stock and to issue to LTP 1,600,000 shares of our common stock. The Company also agreed to use its best efforts to effect a spin-off of an existing to-be-determined subsidiary of the Company, pursuant to the terms described in the Forbearance Agreement. Subsequently, on July 27, 2023, a motion for summary judgment in lieu of complaint was granted in the amount of $624,121.50 to GLD Legacy Holdings LLC together with pre-judgment interest at the 18% contractual rate from March 31, 2023 until entry of judgment and thereafter at the statutory rate.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

There were no 3rd party accounting or audit fees in 2023.

Audit Fees

As a result of the termination of the relationship with Ram Associates, there were no audit fees in 2023.

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

Based on the Board of Directors’ review the Board approved the inclusion of the Company’s unaudited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
2.1	Agreement and Plan of Merger, dated as of November 10, 2014, by and among Priced In Corp., Priced in Corp. Subsidiary, Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

2.2	Elite Legacy Education UK LTD, Proposal for Company Voluntary Arrangement	Incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed with the SEC on January 15, 2021.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

3.2	Certificate of Designation of Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

3.3	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

3.4	Amendment to Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

3.5	Amendment to Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on January 12, 2018.

4.1	Rights Agreement dated as of February 16, 2017, between Legacy Education Alliance, Inc. and VStock Transfer, LLC, which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 17, 2017.

4.2	Amendment to Rights Agreement dated as of November 12, 2018, between Legacy Education Alliance, Inc. and VStock Transfer, LLC	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on November 16, 2018.

4.3	Amendment to Rights Agreement dated as of February 11, 2021, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.1 in the Company’s Form 8-K filed with the SEC on February 12, 2021.

4.4	Assumption Agreement dated November 25, 2019, between Legacy Education Alliance, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.2 in the Company’s Form 10-K filed with the SEC on April 15, 2019.

4.5	Description of Registered Securities	Incorporated by reference to the Company’s Form S-1/A filed with the SEC on March 25, 2013.

10.1	Bill of Sale, Assignment and Assumption Agreement dated as of September 10, 2014, by and between Tigrent Inc. and Legacy Education Alliance Holdings, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

10.2	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on November 10, 2014.

10.3	Employment Agreement, dated September 1, 2017, by and between Legacy Education Alliance, Inc., and James E. May.	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 6, 2017.

10.4	Employment Agreement, dated March 18, 2021, by and between Legacy Education Alliance, Inc., and Vanessa Guzmán-Clark.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 20, 2021.

10.5	Royalty Payment Agreement dated March 15, 2013 (1)	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.6	License Agreement with Rich Dad Operating Company, LLC, dated September 1, 2013 (1)	Incorporated by reference to Exhibit 10.6 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.7	Settlement and Amendment to the 2013 License Agreement, dated April 22, 2014 (1)	Incorporated by reference to Exhibit 10.7 in the Company’s Form 8-K/A filed with the SEC on February 11, 2015.

10.8	Second Amendment to Rich Dad Operating Company, LLC License Agreement, dated January 25, 2018. (1)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 29, 2018.

10.9	Mutual Waiver and Release of Claims, dated January 25, 2018.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on January 29, 2018.

10.10	Talent Endorsement Agreement with Robbie Fowler, dated January 1, 2015	Incorporated by reference to Exhibit 10.9 in the Company’s Form 10 filed with the SEC on May 12, 2017.

10.11	Talent Endorsement Agreement with Martin Roberts, dated April 20, 2017.	Incorporated by reference to Exhibit 10.10 in the Company’s Form 10 filed with the SEC on May 12, 2017.

Exhibit No.	Title	Method of filing
10.12	2015 Incentive Plan	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Stockholders filed with the SEC on June 16, 2015.

10.13	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2015.

10.14	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 17, 2015.

10.15 +	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (2015 Incentive Plan)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 22, 2015.

	Settlement Agreement and Release dated October 31, 2017 among Elite Legacy Education, Inc.; Rich Dad Education, LLC; and Tigrent Enterprises, Inc. and the other parties thereto.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 1, 2017.

10.16	December 23, 2019 Real Estate Education Training Program Development Agreement by and between Legacy Education Alliance Holdings, Inc., and T&B Seminars, Inc.	Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 30, 2021.

10.17	Bankruptcy or Receivership of Legacy UK	Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 30, 2021.

10.18	Commercial Contract dated July 24, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 10-Q filed with the SEC on August 14, 2021.

10.19	First Amendment to Commercial Contract dated August 20, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-k filed with the SEC on August 20, 2021.

10.20	Second Amendment to Commercial Contract dated September 24, 2021, between 1612 E. Cape Coral Parkway Holding Co., LLC, a subsidiary of the Company and Daniel Thom, as Trustee of Torstonbo Trust.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 29, 2021.

10.21	Promissory Note and Mortgage, Assignment of Rents and Security Agreement, dated August 6, 2021, by and between 1612 E. Cape Coral Parkway Holding Co., LLC and Northern Equity Group, Inc., JKH Ventures, Inc., and Donald Ross, LLC.	Incorporated by reference to Exhibit 10.2 in the Company’s Form 10-Q filed with the SEC on August 14, 2021.

10.22	Senior Secured Convertible Debenture Agreement dated March 8, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.23	Form of Guaranty	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.24	Form of Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

Exhibit No.	Title	Method of filing
10.25	Employment Agreement dated March 9, 2021, between Legacy Education Alliance, Inc., and Michel Botbol	Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.26	Non-Binding Term Sheet, dated February 11, 2021	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on March 12, 2021.

10.27	Subordinated Secured Convertible Debenture Agreement dated May 4, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.28	Form of Guaranty	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.29	Form of Warranty	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on May 7, 2021.

10.30	Paycheck Protection Program Note, dated April 19, 2021, by and between Cross River Bank and Elite Legacy Education, Inc.	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on April 27, 2021.

10.31	Amendment to Senior Secured Convertible Debenture Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.32	Senior Secured Convertible Debenture Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.33	Form of Guaranty	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.34	Form of Warranty	Incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.35	Intercreditor Agreement dated August 27, 2021	Incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on September 2, 2021.

10.36	Stock Purchase and Option Agreement dated November 18, 2021 with Mayer and Associates, LLC	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 23, 2021.

10.37	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 26, 2022

10.38	Form of convertible Promissory Note	Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on May 26, 2022

10.39	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on May 26, 2022

10.40 +	Employment Agreement with Barry Kostiner dated March 9, 2021	Incorporated by reference to Exhibit 10.43 in the Company’s Registration Statement on Form S-1 filed with the SEC on October 14, 2022

10.41	Convertible Debenture, with form of Common Stock Warrant	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 15, 2022

10.42	Forbearance Agreement	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on July 21, 2022

10.43	Convertible Debenture, with form of Common Stock Warrant	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on August 12, 2022

10.44	Form of Convertible Debenture, with form of Common Stock Warrant	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on August 25, 2022

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 in the Company’s Form 10-K filed with the SEC on March 28, 2016.

21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 in the Company’s Form 10-K filed with the SEC on May 19, 2023

31.1	Section 302 Certification by the Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification by the Executive Vice President and Chief Financial Officer	Filed herewith.

32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.

32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer	Filed herewith.

+	Executive management contract or compensatory plan or arrangement.
(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(2)	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION ALLIANCE, INC.

	By:	/s/ BARRY KOSTINER
Barry Kostiner
Dated: July 8, 2024		Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BARRY KOSTINER	Chairman of the Board, Chief Executive Officer	July 8, 2024
Barry Kostiner	(principal executive, financial and accounting officer)

