Form 10-Q
period 2024-03-31
Legacy Education Alliance, Inc.
filed 2024-07-15
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55790

LEGACY EDUCATION ALLIANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	39-2079974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 N. Main St., New City, NY 10956	(239) 542-0643
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Number of shares of Legacy Education Alliance, Inc. Common Stock, $0.0001 par value, outstanding as of July 15, 2024: 49,239,875.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Report”) including, but not limited to, the financial statements, related notes, and other related information included herein have not been reviewed by the Company’s auditors prior to the filing of this Report as a result of our termination of our auditors in August 2023, as required by the rules and regulations of the Securities and Exchange Commission. The Company plans to appoint a new auditor to remedy these deficiencies when funds permit and upon the completion of its review will file the requisite amendment to this Report.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2024

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, prospective products, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties, including, but not limited to our licensors; the development of ecommerce capabilities; projections of international growth; projected increase in profitability from our symposium-style course delivery model that should lead to increased margins; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; our ability to manage our relationships with credit card processors, and our expectations regarding the impact of general economic conditions on our business; any lingering effects of the COVID-19 pandemic on the global and national economies and on our business operations and financial results; and the estimates and matters described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report or in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2023, including but not limited to under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in our other filings with the Securities and Exchange Commission. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

Forward-looking statements are based on current plans, estimates, assumptions and projections, and therefore you should not place undue reliance on them, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein or in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2023 under the headings “Business,” “Risk Factors” and elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$91	43
Restricted cash	111	111
Deferred course expenses	200	200
Prepaid expenses and other current assets	353	353
Inventory	1	1
Discontinued operations current assets	-	-
Total current assets	$756	708
Property and equipment, net	1	1
Right-of-use assets	78	78
Other assets	6	6
Discontinued operations-other assets	32	32
Total assets	$873	$825
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	2,682	2,682
Royalties payable	110	110
Accrued course expenses	240	240
Accrued salaries, wages and benefits	853	853
Operating lease liability, current portion	59	59
Other accrued expenses	4,230	3,421
Deferred revenue	3,861	3,861
Short-term related party debt	4,631	4,606
Current portion of long term debt, net of unamortized debt discount of $0	1,000	1,000
Discontinued operations-current liabilities	9,442	9,442
Total current liabilities	$27,108	$26,274
Long-term debt, net of current portion and net of unamortized debt discount	758	758
Deferred tax liability, net	796	796
Other long term liabilities	-	-
Operating lease liability, net of current portion	18	18
Total liabilities	$28,681	$27,847
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 49,239,875 and 49,239,875 shares issued and outstanding as of March 31, 2024 and December 31, 2023	3	3
Additional paid-in capital	13,253	13,253
Cumulative foreign currency translation adjustment	785	785
Accumulated deficit	(41,431)	(40,645)
Non Controlling Interest	(419)	(419)
Total stockholders’ deficit	(27,808)	(27,022)
Total liabilities and stockholders’ deficit	$873	$825

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months
	Ended March 31,
	2024	2023
Revenue	133	72
Operating costs and expenses:
Direct course expenses	438	73
Advertising and sales expenses	45	31
Royalty expenses	-	0
General and administrative expenses	436	886
Total operating costs and expenses	919	991
Income (loss) from operations	(786)	(919)
Other expense:
Interest expense, net	(1)	(59)
Other expense, net	-	-
Gain on forgiveness of PPP Loan	-	-
Total other expense, net	(1)	(59)
Income (loss) from continuing operations before income taxes	(786)	(978)
Income tax (expense) benefit	-	-
Net income (loss) from continuing operations	(786)	(978)
Income from discontinued operations	0	0
Net income from discontinued operations	—	0
Less: Net Income attributable to Non controlling interest	—	100
Net income (loss)	$(786)	$(878)

Basic earnings (loss) per common share - continuing operations	$(0.01)	$(0.02)
Basic earnings (loss) per common share - discontinued operations	—	—
Basic earnings (loss) per common share	$(0.01)	$(0.02)

Diluted earnings (loss) per common share - continuing operations	$(0.02)	$(0.02)
Diluted earnings (loss) per common share - discontinued operations	—	—
Diluted earnings (loss) per common share	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	40,823	36,411
Diluted weighted average common shares outstanding	40,823	36,411

Comprehensive income:
Net income (loss)	(786)	(878)
Foreign currency translation adjustments, net of tax of $0	-	-976
Total comprehensive income (loss)	(786)	(1,854)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited) (In thousands)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Non controlling	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	Interest	deficit
Balance at December 31, 2022	38,183	$3	$13,217	$1,593	$(37,695)	$(91)	$(22,973)
Share-based compensation expense	—	—	12	—			12
Issuance of common stock	11,057	—	24	—	—		24
Issuance of common stock		—	—	—	—		—
Foreign currency translation adjustment, net of tax of $0	—	—	—	(808)	—		(808)
Net Income	—	—	—	—	(2,950)	(328)	(3,278)
Balance at December 31, 2023	49,240	$3	$13,253	$785	$(40,645)	$(419)	$(27,022)
Share-based compensation expense			$-				-
Foreign currency translation adjustment, net of tax of $0				$-			-
Net Income					$(786)		(786)
Balance at March 31, 2024	49,240	3	13,253	785	(41,431)	(419)	(27,808)

	Common stock		Additional paid-in	Cumulative foreign currency translation	Accumulated	Non controlling	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	Interest	deficit
Balance at December 31, 2021	33,918	3	13,161	837	(36,184)		(22,183)
Share-based compensation expense		-	10	-	-		10
Issuance of common stock	250		45				45
Shares issued on forbearance agreement	4,015		1				1
Foreign currency translation adjustment, net of tax of $0	—	—	—	756	—		756
Net Income	—	—	—	—	(1,511)	(91)	(1,602)
Balance at December 31, 2022	38,183	3	13,217	1,593	(37,695)	(91)	(22,973)
Share-based compensation expense			4				4
Issuance of common stock	700						-
Foreign currency translation adjustment, net of tax of $0				(976)			(976)
Net Income					(878)	(100)	(978)
Balance at March 31, 2023	38,883	3	13,217	617	(38,573)	(191)	(24,923)

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(786)	$(978)
Less net income from discontinued operations	—	—
Net income from continuing operations	$(786)	$(978)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	-	-
Change in fair value of lease liability	-
Non cash lease expenses	-
Share-based compensation	-	4
Non controlling interest	-
Amortization of debt discount	-	96
Gain on debt extinguishment (PPP loan forgiveness)
Deferred revenue	-
Deferred income taxes	-
Changes in operating assets and liabilities:
Deferred course expenses	-	(19)
Prepaid expenses and other receivable	-	(338)
Inventory	-
Other assets	-
Accounts payable-trade	-	225
Royalties payable	-
Accrued course expenses	-	24
Accrued salaries, wages and benefits	-	114
Operating lease liability	-
Other accrued expenses	809	370
Deferred revenue	-	302
Net cash used in operating activities - continuing operations	23	(200)
Net cash (used in) provided by operating activities - discontinued operations	—
Net cash used in operating activities	23	(200)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment property		—
Proceeds from sale property and equipment	—	—
Net cash provided by investing activities - continuing operations	—	-
Net cash used in investing activities - discontinued operations	—	—
Net cash provided by investing activities	—	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	25	552
Issuance of common stock/options	—
Net cash provided by financing activities - continuing operations	25	552
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	25	552
Effect of exchange rate differences on cash	—	(353)
Net decrease in cash and cash equivalents and restricted cash	48	(1)
Cash and cash equivalents and restricted cash, beginning of period, including cash in discontinued operations	$154	$223
Cash and cash equivalents and restricted cash, end of period	$202	$222

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

Business Description.

Legacy Education Alliance, Inc. is a provider of practical, high-quality, and value-based educational training on the topics of personal finance, entrepreneurship, real estate, and financial markets investing strategies and techniques. Legacy’s programs are offered through a variety of formats and channels, including free workshops, basic trainings, forums, telephone mentoring, one-on-one mentoring, coaching and e-learning. During the year ended December 31, 2023, Legacy marketed its products and services under Building Wealth with LegacyTM. During the year ended December 31, 2023, Legacy marketed its products and services under two brands: Building Wealth with Legacy and its affiliate company, Legacy Live.

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

The Company was founded in 1996, and through a reverse merger, became a publicly held company in November 2014. Today, Legacy has cumulatively served more than two million students from more than 150 countries and territories over the course of its operating history.

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

The Company’s operations are managed through three operating segments: (i) North America, (ii) United Kingdom, and (iii) Other Foreign Markets. We no longer operate under our United Kingdom and Other Foreign Markets segments. Currently, there are no operations outside of the United States.

Since January 1, 2020, Legacy has operated under the brand Building Wealth with Legacy. Building Wealth with Legacy provides practical, high-quality and value-based educational training on the topics of personal finance, entrepreneurship, real estate, financial markets and investing strategies and techniques. This training program encompasses hands-on experience and the true spirit of investing from beginner to educated investor. During the fiscal year 2022, the Company marketed products and services exclusively under this brand.

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

The accompanying unaudited Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the unaudited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Consolidated Statements of Operations and Comprehensive income are not necessarily indicative of amounts expected for the respective annual periods or any other interim period.

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

Going Concern.

The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the three months ended March 31, 2024, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and Cash Equivalents.

We consider all highly liquid instruments with an original maturity of three months or less to be cash or cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. When appropriate, we utilize Certificate of Deposit Account Registry Service (CDARS) to reduce banking risk for a portion of our cash in the United States. A CDAR consists of numerous individual investments, all below the FDIC limits, thus fully insuring that portion of our cash. At March 31, 2024 and December 31, 2023, we did not have a CDAR balance.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated cash flow statements:

	March 31,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$91	$43
Restricted cash	111	111
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$202	$154

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

Share-based compensation expenses related to our restricted stock grants were $0 thousand and $4.15 thousand for the three months ended March 31, 2024 and 2023, respectively, which are reported as a separate line item in the consolidated statements of changes in stockholders’ deficit.

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

The major classes of assets and liabilities of the entities classified as discontinued operations were as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Major classes of assets
Cash and cash equivalents	$—	$—
Deferred course expenses	—	—
Discontinued operations-current assets	—	—
Other assets	32	32
Total major classes of assets - discontinued operations	$32	$32
Major classes of liabilities
Accounts payable	$3,432	$3,432
Accrued course expenses	545	545
Other accrued expenses	403	403
Deferred revenue	5,062	5,062
Total major classes of liabilities - discontinued operations	$9,442	$9,442

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

The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
		Weighted			Weighted
		Average	Loss		Average	Earnings
	Net	Shares	Per	Net	Shares	Per
	Loss	Outstanding	Share	Income	Outstanding	Share
	(in thousands, except per share data)			(in thousands, except per share data)
Basic:
As reported	$(786)	40,823	$(0.02)	$(878)	36,411	$(0.02)
Amounts allocated to unvested restricted shares and warrants	—	—
Amounts available to common stockholders	$(786)	40,823	$(0.02)	$(878)	36,411	$(0.02)
Diluted:
Amounts allocated to unvested restricted shares	—	—		—	—
Stock warrants	—	—		—	—
Shares of common stock to be issued for convertible note	—	—		—	—
Amounts reallocated to unvested restricted shares	—	—		—	—
Amounts available to stockholders and assumed conversions	$(786)	40,823	$(0.02)	$(878)	36,411	$(0.02)

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

For the three-month ended March 31, 2024, the Company has the derivative liabilities measured at fair value on a recurring basis which are valued at level 3 measurement.

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

Note 7 - Short-Term and Long-Term Debt

	As of March 31, 2024	As of December 31, 2023
(in thousands)
Senior Secured Convertible Debenture	-	$—
EDIL Loan	200	$200
Notes Payable	200	$200
Debt Discount	(384)	(383)
Senior Secured Convertible Debenture, net	16	17
Paycheck Protection Program loan	1,000	1,000
Paycheck Protection Program loan 2	742	742
IPFS Insurance Premium Note Payable	-	—
Total debt	1,758	1,759
Less current portion of long-term debt	(1,000)	(1,001)
Total long-term debt, net of current portion	758	$758

Short-term related party debt:

	As of March 31, 2024	As of December 31, 2023
(in thousands)
Senior Secured Convertible Debenture - related party	$4,652	$4,606
Debt Discount-related party	(21)	-
Senior Secured Convertible Debenture - related party, net	$4,631	$4,606

The following is a summary of scheduled debt maturities by year (in thousands):

2024	6,201
2025	12
2026	12
Thereafter	164
Total debt	$6,389

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

In March 2021, ELE was notified that PPBI sold substantially all of its PPP loans, including the First Draw PPP Loan, to The Loan Source, Inc. (“TLS”), which, together with its servicing partner, ACAP SME, LLC, took over the forgiveness and ongoing servicing process for the First Draw PPP Loan. On August 4, 2021, ELE received notice from TLS that its First Draw PPP Loan had been partially forgiven in the amount of $900 thousand in principal and $11 thousand in interest. The remaining outstanding principal balance of $1.0 million was originally due on April 24, 2022. On March 29, 2022, the documents to extend the maturity date to April 24, 2025 was signed. The extension agreement was executed on April 1, 2022. The loan is a term of sixty (60) months at 1.0% interest rate with monthly payments in the amount of $29 thousand. Interest paid was $0 thousand for quarter ended March 31, 2024 and March 31, 2023.

Senior Secured Convertible Debenture and Exercise of Conversion Rights.

On March 8, 2021, the Company issued a $375 thousand Senior Secured Convertible Debenture (“LTP Debenture”) to Legacy Tech Partners, LLC (“LTP”), a related party. The LTP Debenture accrues interest at a rate of 10% and is due on the earlier of the occurrence of certain liquidity events with respect to the Company and March 8, 2022. The LTP Debenture may be converted at any time after the issue date into shares of the Company’s Common Stock (the “LTP Conversion Shares”) at a price equal to $0.05 per share. Together with each LTP Conversion Share, a warrant will be issued with a strike price of $0.05 per share and an expiration date of March 8, 2026 (the “LTP Warrants”). Under the term of the original LTP Debenture, LTP had an obligation to lend the Company an additional $625 thousand under the same terms prior to June 30, 2022, and an option to fund an additional $4 million under the same terms prior to March 8, 2024. LTP also has the option to extend the maturity date of each loan it makes to the Company, including the initial loan of $375 thousand for a term not to exceed four years from the original maturity date of that loan. Net proceeds were $314 thousand after legal fees of $61 thousand, which are included in our consolidated statement of operations for the year ended December 31, 2021. The LTP Debenture is secured by a lien on all the Company’s assets. The Company’s U.S. subsidiaries entered into guaranties on March 9, 2021 in favor of LTP under which such subsidiaries guaranteed the Company’s obligations under the LTP Debenture and granted LTP a lien on all assets of such subsidiaries. The proceeds from the LTP Debenture were used to extinguish liabilities of the Company and to fund the development of the Education Technology (“EdTech”) business. The aggregate number of shares issuable upon conversion of the LTP Debenture and upon the exercise of the LTP Warrants may not exceed 19.9% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares upon conversion of the LTP Debenture and the exercise of the LTP Warrants. At the annual meeting of stockholders of the Company held on July 2, 2021, the stockholders approved the future issuance of shares to LTP upon conversion under the LTP Debenture in excess of the 19.9% limitation, but no such shares have been issued. On May 4, 2021, LTP exercised its conversion rights with respect to $330 thousand of the outstanding principal at the conversion price resulting in the issuance of 6.6 million shares of common stock to LTP. In addition, an equal number of warrants were issued on June 11, 2021 (see Note 8 – Stock Warrants). The cash receipt date, March 10, 2021, was used for the market value of stock on measurement date, at $0.155 per common share, resulting in the recognition of debt discount and additional paid-in capital of $375 thousand, respectively, within the consolidated balance sheet for the year ended December 31, 2021, which represents the intrinsic value of the conversion option. The Company evaluated the convertible debenture under ASC 470-20 and recognized a debt discount of $375 thousand related to the beneficial conversion feature during the year ended December 31, 2021, with a corresponding credit to additional paid-in capital. The related amortization of the debt discount to interest expense for the quarter ended March 31, 2024 and 2023 were $0 thousand and $14 thousand, respectively.

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

On July 27, 2023, the court granted the motion for summary judgment in favor of GLD in the amount of $624,121,50, together with pre-judgment interest at the 18% contractual rate from March 31, 2023.

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

ABC Impact Loans.

Between June 9, 2022 and March 31, 2024, the Company borrowed an aggregate of $2,620,500 from ABC Impact, evidenced by a series of 10% Convertible Debentures. Pursuant to the debentures, ABC Impact has the option to loan up to an additional $2,379,500 to the Company.

ABC Impact is an entity in which an affiliate of Barry Kostiner, the Company’s Chief Executive Officer and sole director, has a non-controlling passive interest.

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

Convertible debt:

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

The Company used the net proceeds from the transaction for general corporate purposes and working capital.

The maturity date of the Note is twelve (12) months from the issue date, with the option to extend for up to six (6) months in the sole discretion of the Company upon prior written notice to the Investor and is the date upon which the principal and interest shall be due and payable. The Note bears interest at a fixed rate of 8% per annum. Any overdue accrued and unpaid interest shall entail a late fee at an interest rate equal to the lesser of 12% per annum or the maximum rate permitted by applicable law, which shall accrue daily from the date such interest is due through and including the date of actual payment in full.

The then outstanding and unpaid principal and interest under the Note shall be converted into shares of Company common stock on the Mandatory Conversion Date (as defined in the Note). Pursuant to the terms of the Note, the conversion price is equal to the lesser of: (i) $0.20 per share; or (ii) a 20% discount to the VWAP for the ten (10) trading day period ending on the last complete trading day prior to the Mandatory Conversion Date. The Note is subject to a beneficial ownership limitation of 4.99%.

Upon the occurrence of an Event of Default (as defined in the Note), the Note will become immediately due and payable and the Company shall pay the Investor in full satisfaction of the principal, Default Amount (as defined in the Note), and all related costs associated with collection.

The SPA Warrant entitles the Investor to purchase up to such number of shares of the Company’s common stock, and at an exercise price determined at the time of the Uplist Offering (as defined in the Purchase Agreement), subject to the limitations and conditions set forth in the Purchase Agreement and SPA Warrant, respectively.

The total outstanding liability including promissory notes, convertible notes, or other convertible debt arrangements as of July 8, 2024 is $4,640,969. This includes an issuance of 7,083,500 shares and potential convertibility of an additional 67,093,435 shares. Additional debt will be convertible upon the completion of a Nasdaq uplisting

Note 8 - Stock Warrants

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

A summary of the warrant activities for the three months ended March 31, 2024, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)[1]
Balance as of January 1, 2021	-	-	-	-
Granted	7,083,500	$0.05	-	-
Balance as of December 31, 2023	7,083,500	$0.20	3.6	177
Exercisable as of March 31, 2024	7,083,500	$0.20	3.6	(404)

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $ 0.1430 for our common stock on March 31, 2024.

Note 9 - Income Taxes

We recorded income tax benefit of $0 for the three months ended March 31, 2024 and 2023, Our effective tax rate was 0% for the three months ended March 31, 2023 and 2022,. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21% primarily because of our reduced operations while also recognizing revenues from the expiration of student contracts.

The Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize the associated deferred tax assets. As of March 31, 2024 and December 31, 2023, we retained a valuation allowance of $ 3.5 million and $3.5 million, respectively, for a certain number of our international subsidiaries.

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

Note 10 - Concentration Risk

Cash and cash equivalents.

We maintain deposits in banks in amounts that might exceed the federal deposit insurance available. Management believes the potential risk of loss on these cash and cash equivalents to be minimal. All cash balances as of March 31, 2024 and December 31, 2023, including foreign subsidiaries, without FDIC coverage were $0.04 million and $0.04 million, respectively.

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

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, mentoring training, coaching session or delivery of the software, data or course materials on-line. After a customer contract expires, we record breakage revenue less a reserve for cases where we allow a customer to attend after expiration. As of March 31, 2024, we have deferred revenue of $3.9 million related to contractual commitments with customers where the performance obligation will be satisfied over time, which ranges from six to twenty-four months. The revenue associated with these performance obligations is recognized as the obligation is satisfied.

The following tables disaggregate our segment revenue by revenue source

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenue Type:	Total Consolidated Revenue	Total Consolidated Revenue
	(In thousands)	(In thousands)
Seminars	$133	$72
Products		-
Coaching and Mentoring	—	-
Online and Subscription	-	-
Other	-	-
Total revenue	$133	$72

Note 12 - Commitments and Contingencies

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

Note 13 – Leases

The Company does not currently have in place any long-term leases.

Note 14 – Intentionally Deleted

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our unaudited and unreviewed consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

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

Recent Developments

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

Our Results of Operations for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$133	$72
Operating costs and expenses:
Direct course expenses	438	73
Advertising and sales expenses	45	31
Royalty expenses	-	0
General and administrative expenses	436	886
Total operating costs and expenses	919	991
Income (loss) from operations	(786)	(919)
Other expense:
Interest expense, net	(1)	(59)
Other expense, net	-	-
Gain on forgiveness of PPP Loan	-	-
Total other expense, net	(1)	(59)
Income (loss) from continuing operations before income taxes	(786)	(978)
Income tax (expense) benefit	-	-
Net income (loss) from continuing operations	(786)	(978)
Income from discontinued operations	0	0
Net income from discontinued operations	—	0
Less: Net Income attributable to Non controlling interest	—	100
Net income (loss)	$(786)	$(878)

Basic earnings (loss) per common share - continuing operations	$(0.01)	$(0.02)
Basic earnings (loss) per common share - discontinued operations	—	—
Basic earnings (loss) per common share	$(0.01)	$(0.02)

Diluted earnings (loss) per common share - continuing operations	$(0.02)	$(0.02)
Diluted earnings (loss) per common share - discontinued operations	—	—
Diluted earnings (loss) per common share	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	40,823	36,411
Diluted weighted average common shares outstanding	40,823	36,411

Comprehensive income:
Net income (loss)	$(786)	$(878)
Foreign currency translation adjustments, net of tax of $0	-	-976
Total comprehensive income (loss)	$(786)	$(1,854)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended March 31,
	2024	2023
Revenue	100	100
Operating costs and expenses:	%	%
Direct course expenses	329	101
Advertising and sales expenses	34	43
Royalty expenses	-	-
General and administrative expenses	327	1,236
Total operating costs and expenses	690	1,380
Income (loss) from operations	(590)	(1,280)
Other expense:	-	-
Interest expense, net	0	(83)
Other expense, net	-	-
Gain on forgiveness of PPP Loan	-	-
Total other expense, net	0	(83)
Income (loss) from continuing operations before income taxes	(590)	(1,364)
Income tax (expense) benefit	-	-
Net income (loss) from continuing operations	(590)	(1,364)
Income from discontinued operations	-	-
Net income from discontinued operations	-	-
Net income (loss)	(590)	(1,364)

Outlook

Cash sales were $0 million for each of the three months ended March 31, 2024 and 2023. There was no change in cash sales over the periods due to the temporary suspension of live in-person events and ongoing student fulfillment in the North America segment.

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

The majority of revenue pertained to real estate-related education, with the balance pertaining to financial markets training. We are continuing to develop methods of connecting to our students, diversify products, and develop proprietary brands in order to increase the North America segment. Our revenue from our proprietary Building Wealth with Legacy TM brand was $72 thousand compared to $133 thousand or as a percentage 100% for the three months ended March 31, 2024 and 2023, respectively.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue

Revenue was $0.13 million for the three months ended March 31, 2024 compared to $0.07 million for the three months ended March 31, 2023. Revenue increased $0.06 million or 86% during the three months ended March 31, 2023 compared to the same period in 2023 as a result of decrease in recognition of deferred revenue.

Cash sales were $0.1 million and $0.1 million for each of the three months ended March 31, 2024 and 2023 respectively. There was no change in cash sales due to the temporary suspension of live in-person events and ongoing student fulfillment.

Operating Expenses

Total operating costs and expenses were $0.92 million for the three months ended March 31, 2024 compared to $0.99 million for the three months ended March 31, 2023, an decrease of $0.07 million or 7%. The decrease was primarily due to decrease in general and administrative expenses.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic and elite training, and individualized mentoring programs, consisting of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses. Direct course expenses were $0.44 million for the three months ended March 31, 2024 compared to $0.07 million for the three months ended March 31, 2023, an increase of $0.37 million or 500%, which was related to increases in sales and training compensation.

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

Advertising and sales expenses were $0.04 million for the three months ended March 31, 2024 and $0.03 for the three months ended March 31, 2023. As a percentage of revenue, advertising and sales expenses were 34% and 43% of revenue for the three months ended March 31, 2024 and 2023, a decrease of 9%.

Royalty expenses

As a result of the termination of our agreement, we are not paying royalties to Rich Dad or Homemade Investor branded live seminars, training courses, and related products. There were no royalty expenses for the fiscal quarters ended March 31, 2024 and 2023. The Company has transitioned to its proprietary brands and partnership on affiliate sales, rather than royalties.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expenses and travel expenses for the corporate staff, as well as depreciation and amortization expenses. General and administrative expenses were $0.4 million for the three months ended March 31, 2024 compared to $0.9 million for the three months ended March 31, 2023, a decrease of $0.5 million, or 51%.

Income tax expense

We recorded income tax benefit of $0 thousand and $0 thousand for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate was 0% and 20.0% for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rates differed from the U.S. statutory corporate tax rate of 21.0%, primarily because of the mix of pre-tax income or loss earned in certain jurisdictions.

Net income (loss) from continuing operations

Net income (loss) from continuing operations was $(0.8) million or $(0.02) per basic and diluted common share for the three months ended March 31, 2024 compared to net income (loss) from continuing operations of $(0.9) million or $(0.02) per basic and diluted common share for the three months ended March 31, 2023, an increase in net income from continuing operations of $0.1 million.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. However, given our decreased operating cash flows during the past two years, it has been necessary for us to manage our cash position to ensure our future viability as we rebuild our business. Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, favorable terms from our merchant processors, seasonality, and fluctuations in foreign currency exchange rates.

We continue to take steps to ensure our expenses are in line with our projected cash sales and liquidity requirements for 2024 and based upon current and anticipated levels of operations, we believe cash and cash equivalents on hand will not be sufficient to fund our expected financial obligations and anticipated liquidity requirements for the fiscal year 2024. However, we are exploring alternative sources of capital, but there can be no assurances any such capital will be obtained. For the three months ended March 31, 2024, we had an accumulated deficit, a working capital deficit and a negative cash flow from operating activities. These circumstances raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profits by expanding current operations as well as reducing our costs and increasing our operating margins, and to sustain adequate working capital to finance our operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to us.

The following is a summary of our cash flow activities for the periods stated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	23	(200)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	25	552
Effect of exchange rate differences on cash	-	(353)
Net decrease in cash and cash equivalents and restricted cash	48	(1)

Operating Cash Flows and Liquidity

Net cash used in operating activities was approximately $0.02 million in the three months ended March 31, 2024 compared to net cash used in operating activities of $0.2 million in the three months ended March 31, 2023, representing a period-over-period decrease of $0.9 million. This decrease was primarily the result of the continued decrease in sales events originally resulting from COVID-19 and the temporary suspension of live in-person events in December 2023 and throughout the three months ending March 31, 2024.

Investing Cash Flows

There was no cash used in or provided by investing activity in the three months ended March 31, 2024 and 2023.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2024 was 33% debt and 67% equity. As of December 31, 2023, our consolidated capital structure was 32% debt and 68% equity.

Net cash provided by financing activities totaled $25 thousand $552 thousand during the three months ended March 31, 2024 and March 31, 2023, respectively.

We expect that our working capital deficit, which is primarily a result of our deferred revenue balance, will continue for the foreseeable future. As of March 31, 2024, and December 31, 2023, our consolidated current deferred revenue was $3.9 million and $3.9 million, respectively.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. As of March 31, 2024, based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were not effective, primarily as a result of the Company’s lack of capital and other resources, lack of auditor, and the Company’s many vacancies in management positions that would otherwise address these matters, which have resulted in, among other things, (a) the Company’s inability to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and this Quarterly Report on Form 10-Q, (b) the inability to include audited or reviewed financial statements in such filings and (c) the inability to file iXBRL for the fiscal year ended December 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of March 31, 2024 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, As of March 31, 2024, we have determined that we presently do not have an internal control system or procedures that are effective and may be relied upon in connection with our financial reporting. The weaknesses in our internal control system that were identified by our management generally include weakness that present a reasonable possibility that a material misstatement of our annual or interim financial statements will not be identified, prevented or detected on a timely basis, and specifically include:

●	Financial Reporting Systems: he weakness in our internal control system identified by our management relate to the implementation of the replacement of Netsuite system, which has not yet been fully implemented..
●	The Company not having a dedicated Chief Financial Officer, or auditors to review and audit the Company’s financial statements.

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

This Quarterly Report does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by a registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. For further information regarding legal proceedings, see Note 12 Commitments and Contingencies, to our Consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

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

The Company has not yet identified a replacement auditor. Consequently, the Company has not had any of its financial statements reviewed or audited since the date of dismissal. The Company can give no assurance that the unaudited and unreviewed financial statements filed by the Company since the termination date, including those included in this Quarterly Report on Form 10-Q, will not have material changes or require restatements, as, if and when it retains a replacement independent registered public accounting firm. Any such changes or restatements could have a material adverse effect on our stock price. Additionally, the Company’s failure to have audited financial statements for its fiscal years and reviewed financial statements for its fiscal quarters, means the Company is not in compliance with the disclosure requirements under the Securities Exchange Act of 1934, and prevents the Company from registering its securities for offers and sales under the Securities Act of 1933, as amended, thus making it more difficult to raise capital. Such failure could also result in the Company’s common stock being removed from trading on the OTC Market or demoted to a lower level of the OTC Markets, which could adversely affect the Company’s stock price and liquidity.

In the event the Company is not able to raise sufficient capital, the Company may not be in a position to ever retain a replacement independent registered public accounting firm.

For information regarding additional risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on July 9, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or repurchases of the Company’s equity securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

The information required by this Item 3 has been previously disclosed in the Company’s Current Reports on Form 8-K and other filings it makes with the Securities and Exchange Commission, including elsewhere in this Quarterly Report.

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

LEGACY EDUCATION ALLIANCE, INC.

Dated: July 15, 2024	By:	/s/ BARRY KOSTINER
Barry Kostiner Chairman of the Board and Chief Executive Officer (principal executive officer and interim principal financial and accounting officer)

