Form 10-Q/A
period 2024-03-31
Legacy Education Alliance, Inc.
filed 2024-07-17
CIK 1561880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

See Notes to Unaudited Consolidated Financial Statements

LEGACY EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months
	Ended March 31,
	2024	2023
Revenue	133	72
Operating costs and expenses:
Direct course expenses	438	73
Advertising and sales expenses	45	31
Royalty expenses	-	0
General and administrative expenses	436	886
Total operating costs and expenses	919	991
Income (loss) from operations	(786)	(919)
Other expense:
Interest expense, net	(1)	(59)
Other expense, net	-	-
Gain on forgiveness of PPP Loan	-	-
Total other expense, net	(1)	(59)
Income (loss) from continuing operations before income taxes	(786)	(978)
Income tax (expense) benefit	-	-
Net income (loss) from continuing operations	(786)	(978)
Income from discontinued operations	0	0
Net income from discontinued operations	—	0
Less: Net Income attributable to Non controlling interest	—	100
Net income (loss)	$(786)	$(878)

Basic earnings (loss) per common share - continuing operations	$(0.02)	$(0.02)
Basic earnings (loss) per common share - discontinued operations	—	—
Basic earnings (loss) per common share	$(0.02)	$(0.02)

Diluted earnings (loss) per common share - continuing operations	$(0.02)	$(0.02)
Diluted earnings (loss) per common share - discontinued operations	—	—
Diluted earnings (loss) per common share	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	40,823	36,411
Diluted weighted average common shares outstanding	40,823	36,411

Comprehensive income:
Net income (loss)	(786)	(878)
Foreign currency translation adjustments, net of tax of $0	-	-976
Total comprehensive income (loss)	(786)	(1,854)

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

A summary of the warrant activities for the three months ended March 31, 2024, is as follows:

	Warrants Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)[1]
Balance as of January 1, 2023	7,083,500	$0.05	4.1	659
Balance as of December 31, 2023	7,083,500	$0.20	3.6	177
Exercisable as of March 31, 2024	7,083,500	$0.20	3.6	(404)

[1]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $ 0.1430 for our common stock on March 31, 2024.

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

Our Results of Operations for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$133	$72
Operating costs and expenses:
Direct course expenses	438	73
Advertising and sales expenses	45	31
Royalty expenses	-	0
General and administrative expenses	436	886
Total operating costs and expenses	919	991
Income (loss) from operations	(786)	(919)
Other expense:
Interest expense, net	(1)	(59)
Other expense, net	-	-
Gain on forgiveness of PPP Loan	-	-
Total other expense, net	(1)	(59)
Income (loss) from continuing operations before income taxes	(786)	(978)
Income tax (expense) benefit	-	-
Net income (loss) from continuing operations	(786)	(978)
Income from discontinued operations	0	0
Net income from discontinued operations	—	0
Less: Net Income attributable to Non controlling interest	—	100
Net income (loss)	$(786)	$(878)

Basic earnings (loss) per common share - continuing operations	$(0.02)	$(0.02)
Basic earnings (loss) per common share - discontinued operations	—	—
Basic earnings (loss) per common share	$(0.02)	$(0.02)

Diluted earnings (loss) per common share - continuing operations	$(0.02)	$(0.02)
Diluted earnings (loss) per common share - discontinued operations	—	—
Diluted earnings (loss) per common share	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	40,823	36,411
Diluted weighted average common shares outstanding	40,823	36,411

Comprehensive income:
Net income (loss)	$(786)	$(878)
Foreign currency translation adjustments, net of tax of $0	-	-976
Total comprehensive income (loss)	$(786)	$(1,854)

Our operating results are expressed as a percentage of revenue in the table below:

	Three Months Ended March 31,
	2024	2023
Revenue	100	100
Operating costs and expenses:	%	%
Direct course expenses	329	101
Advertising and sales expenses	34	43
Royalty expenses	-	-
General and administrative expenses	327	1,236
Total operating costs and expenses	690	1,380
Income (loss) from operations	(590)	(1,280)
Other expense:	-	-
Interest expense, net	0	(83)
Other expense, net	-	-
Gain on forgiveness of PPP Loan	-	-
Total other expense, net	0	(83)
Income (loss) from continuing operations before income taxes	(590)	(1,364)
Income tax (expense) benefit	-	-
Net income (loss) from continuing operations	(590)	(1,364)
Income from discontinued operations	-	-
Net income from discontinued operations	-	-
Net income (loss)	(590)	(1,364)

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

LEGACY EDUCATION ALLIANCE, INC.

Dated: July 17, 2024	By:	/s/ BARRY KOSTINER
Barry Kostiner Chairman of the Board and Chief Executive Officer (principal executive officer and interim principal financial and accounting officer)

